Form 10-Q
period 1998-06-30
SCC COMMUNICATIONS CORP
filed 1998-08-10
CIK 924505

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM      TO      .

                        COMMISSION FILE NUMBER: 000-29678


                            SCC COMMUNICATIONS CORP.
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                      84-0796285
    (State or Other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                   Identification Number)

          6285 LOOKOUT ROAD
          BOULDER, COLORADO                                     80301
 (Address of Principal Executive Offices)                    (Zip Code)



 Registrant's Telephone Number, Including Area Code: (303) 581-5600


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


    As of July 31, 1998, there were 10,858,243 shares of the Registrant's Common Stock outstanding.



================================================================================

                                      INDEX

PART 1 - FINANCIAL INFORMATION

      Item 1 - Financial Statements

              Balance Sheets as of June 30, 1998 (Unaudited) and December 31,
              1997

              Statements of Operations for the three-months ended June 30, 1998 and 1997 and the six-months ended June 30, 1998 and 1997 (Unaudited)

              Statements of Cash Flows for the six -months ended June 30, 1998 and 1997 (Unaudited)

              Notes to Financial Statements (Unaudited)

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings

      Item 2 - Changes in Securities

      Item 3 - Defaults on Senior Securities

      Item 4 - Submission of Matters to a Vote of Security Holders

      Item 5 - Other Information

      Item 6 - Exhibits and Reports on Form 8-K

      Signatures

                            SCC COMMUNICATIONS CORP.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                     JUNE 30,     DECEMBER 31,
                                                       1998          1997
                                                    -----------   -----------
                                                    (UNAUDITED)
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................  $19,122      $ 2,503
  Accounts receivable, net of allowance for
   doubtful accounts of approximately $32 and $50
   in 1998 and 1997, respectively...................    4,185        2,328
  Unbilled project revenue..........................    1,178          996
  Prepaids and other................................      571          224
  Deferred income taxes-- current portion...........    1,300        1,300
                                                      -------      -------
          Total current assets......................   26,356        7,351
                                                      -------      -------

PROPERTY AND EQUIPMENT, at cost:
  Computer hardware and equipment...................   22,020       18,844
  Furniture and fixtures............................      740          709
  Leasehold improvements............................      679          621
                                                      -------      -------
                                                       23,439       20,174
  Less-- Accumulated depreciation...................   (9,040)      (8,136)
                                                      -------      -------
          Total property and equipment..............   14,399       12,038
                                                      -------      -------

OTHER ASSETS........................................      120           86

DEFERRED INCOME TAXES-- NONCURRENT..................    1,200        1,200

SOFTWARE DEVELOPMENT COSTS, net of accumulated
  amortization of $266 and $201 in 1998 and 1997,
  respectively......................................      469          431
                                                      -------      -------
                                                      $42,544      $21,106
                                                      =======      =======

               The accompanying notes to financial statements are
                   an integral part of these balance sheets.

                            SCC COMMUNICATIONS CORP.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                         JUNE 30,    DECEMBER 31,
                                                                           1998         1997
                                                                       -----------   ------------
                                                                       (UNAUDITED)

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable................................................     $       869   $     965
  Payroll-related accruals........................................             954         780
  Other accrued liabilities.......................................           4,059       3,039
  Current portion of notes payable ...............................              --         986
  Current portion of capital lease obligations....................           2,062       1,638
  Deferred contract revenue.......................................           1,407       2,613
                                                                       -----------  ----------
          Total current liabilities...............................           9,351      10,021

LONG-TERM DEBT:
  Notes payable, net of current portion...........................              --       4,000
  Discount on long-term note payable..............................              --      (1,430)
  Capital lease obligations, net of current portion ..............           6,458       4,321
                                                                       -----------   ---------
          Total liabilities.......................................          15,809      16,912
                                                                       -----------   ---------

COMMITMENTS AND CONTINGENCIES (Note 4)

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
STOCK (Note 3)
  (Series A, B, C, D, E and F) $.001 par value; 6,188,575
     shares authorized; 6,188,575 shares issued
     and outstanding; entitled to $14,589 in 1997 in
     liquidation or upon redemption if requested by the
     holders after September 1, 1998, stated at
     redemption value (Note 3)....................................              --      14,589

PUTABLE COMMON STOCK WARRANT (Note 3).............................              --       1,472

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value; 15,000,000 shares
     authorized; none issued or outstanding.......................              --          --
  Common stock, $.001 par value; 30,000,000 shares
     authorized; 10,500,635 and 1,994,281
     shares issued in 1998 and 1997, respectively (Note 3)........              10           2
  Additional paid-in capital......................................          39,432         452
  Treasury stock, 36,250 shares, at cost..........................              --          (3)
  Stock subscriptions receivable..................................             (99)        (99)
  Accumulated deficit.............................................         (12,608)    (12,219)
                                                                       -----------   ---------
          Total stockholders' equity (deficit)....................          26,735     (11,867)
                                                                       -----------   ---------
                                                                       $    42,544   $  21,106
                                                                       ===========   =========

             The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                            SCC COMMUNICATIONS CORP.

                            STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                                                THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------  -------------------------
                                                                   1998            1997          1998          1997
                                                               ------------    ------------  ------------  -----------
 REVENUE:
   Data management services.................................    $    7,947      $    5,241    $   15,481    $   10,102
   Licenses and implementation services.....................         1,409             536         1,778           807
                                                                ----------      ----------    ----------    ----------
          Total revenue.....................................         9,356           5,777        17,259        10,909
 COSTS AND EXPENSES:
   Cost of data management services.........................         5,220           3,434        10,039         6,558
   Cost of licenses and implementation
     services...............................................           542             254           674           352
   Sales and marketing......................................         1,192           1,067         2,036         2,000
   General and administrative...............................         1,184             525         2,330         1,010
                                                                ----------      ----------    ----------    ----------
          Total costs and expenses..........................         8,138           5,280        15,079         9,920
                                                                ----------      ----------    ----------    ----------
 INCOME FROM OPERATIONS.....................................         1,218             497         2,180           989
 OTHER INCOME (EXPENSE):
   Interest and other income................................            34              10            64            69
   Interest and other expense...............................          (316)           (218)         (646)         (427)
                                                                ----------      ----------    ----------    ----------
 INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
   TAXES AND EXTRAORDINARY ITEM.............................           936             289         1,598           631
 PROVISION FOR INCOME TAXES.................................            65              20           112            44
                                                                ----------      ----------    ----------    ----------
 NET INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY
   ITEM.....................................................           871             269         1,486           587
 DISCONTINUED OPERATIONS:
   Loss from operations of discontinued division,
     net of tax.............................................            --            (623)           --          (876)
   Loss from disposal of discontinued division..............            --          (2,032)           --        (2,032)
                                                                ----------      ----------   -----------   -----------
 NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM................           871          (2,386)        1,486        (2,321)
 LOSS FROM EARLY EXTINGUISHMENT OF DEBT.....................        (1,442)             --        (1,442)           --
                                                                ----------      ----------   -----------   -----------
 NET INCOME (LOSS) .........................................    $     (571)     $   (2,386)  $        44   $    (2,321)
                                                                ==========      ==========   ===========   ===========
 Dividends accrued on Series D, E and F
   mandatorily redeemable convertible preferred
   stock....................................................          (171)           (185)         (355)         (370)
 Common stock warrant put price adjustment..................           (28)             --           (77)           --
                                                                -----------     ----------    -----------   ----------
 NET (LOSS) APPLICABLE TO COMMON STOCK......................    $     (770)     $   (2,571)   $     (388)   $   (2,691)
                                                                ==========      ==========    ==========    ==========
 NET INCOME PER SHARE FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM (Notes 2 and 3):
   Basic....................................................    $     0.25      $     0.05    $     0.46    $     0.12
                                                                ==========      ==========    ==========    ==========
   Diluted..................................................    $     0.09      $     0.03    $     0.16    $     0.07
                                                                ==========      ==========    ==========    ==========

 NET INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM
  (Notes 2 and 3):
   Basic....................................................    $     0.25      $    (1.42)   $     0.46    $    (1.49)
                                                                ==========      ==========    ==========    ==========
   Diluted..................................................    $     0.09      $    (0.28)   $     0.16    $    (0.27)
                                                                ==========      ==========    ==========    ==========
 NET INCOME (LOSS) PER SHARE (Note 2):
   Basic....................................................    $    (0.29)     $    (1.42)   $    (0.17)   $    (1.49)
                                                                ==========      ==========    ==========    ==========
   Diluted..................................................    $    (0.06)     $    (0.28)   $     0.01    $    (0.27)
                                                                ==========      ==========    ==========    ==========
 SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE
   (Note 2):
   Basic....................................................     2,650,544       1,813,889     2,301,596     1,810,954
                                                                ==========      ==========    ==========    ==========
   Diluted..................................................     9,327,102       8,666,910     9,245,783     8,643,513
                                                                ==========      ==========    ==========    ==========

             The accompanying notes to financial statements are an
                       integral part of these statements.

                                              SCC COMMUNICATIONS CORP.

                                              STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)
                                                     UNAUDITED


                                                                                                SIX MONTHS
                                                                                              ENDED JUNE 30,
                                                                                           ---------------------
                                                                                             1998         1997
                                                                                           --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................................................                      $    44      $(2,321)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities --
    Amortization and depreciation.....................................                        2,045        1,620
    Amortization of note payable discount.............................                          148           --
    Loss on disposal of discontinued division.........................                           --        2,032
   Write off of note payable discount.................................                        1,282           --
     Provision for estimated losses on contracts......................                            9          (10)
    Change in --
      Accounts receivable.............................................                       (1,857)      (1,441)
      Unbilled project revenue........................................                         (182)         366
      Prepaids and other..............................................                         (381)        (133)
      Accounts payable................................................                          (96)       1,058
      Accrued liabilities.............................................                          465          707
      Deferred contract revenue.......................................                       (1,206)         (60)
      Decrease in current assets and liabilities from discontinued
         operations...................................................                           --         (263)
                                                                                            -------      -------
        Net cash provided by operating activities.....................                          271        1,555
                                                                                            -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment...............................                         (972)        (713)
  Proceeds from sale of net assets....................................                           --          562
  Software development costs..........................................                         (103)         (48)
                                                                                            -------      -------
        Net cash used in investing activities.........................                       (1,075)        (199)
                                                                                            -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable.............................                           --          300
  Principal payments on notes payable.................................                       (4,986)        (373)
  Principal payments on capital lease obligations.....................                         (808)      (1,220)
  Exercise of stock options...........................................                           20           33
   Proceeds from initial public offering, net of underwriter's discount                      23,436           --
   Costs related to initial public offering...........................                         (239)          --
        Net cash provided by (used in) financing activities...........                       17,423       (1,260)
                                                                                            -------      -------
NET INCREASE IN CASH AND CASH EQUIVALENTS.............................                       16,619           96
CASH AND CASH EQUIVALENTS, beginning of period........................                        2,503           32
                                                                                            -------      -------
CASH AND CASH EQUIVALENTS, end of period..............................                      $19,122      $   128
                                                                                            =======      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest............................                      $   635      $   407
                                                                                            =======      =======
  Cash paid during the period for taxes...............................                      $    86      $    18
                                                                                            =======      =======
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
  Dividends accrued on Series D, E and F Convertible Preferred
    Stock..............................................................                     $   355      $   370
                                                                                            =======      =======
  Property acquired with capital leases................................                     $ 3,369      $ 2,099
                                                                                            =======      =======
  Accrual of costs related to initial public offering..................                     $   720      $    --
                                                                                            =======      =======

             The accompanying notes to financial statements are an
                       integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

               The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997, which are included in the Company's Registration Statement on Form S-1 (File No. 333-49767) which was declared effective by the Securities and Exchange Commission on June 23, 1998.

NOTE 2 - EARNINGS PER SHARE

               The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," by retroactively restating loss per share amounts for all periods presented. "Basic income (loss) per share" is determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. "Diluted income (loss) per share" includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. Potentially dilutive common stock options that were excluded from the calculation of diluted income per share because their effect is antidilutive totaled 22,222 for the three months ended June 30, 1997 and 178 and 24,038 for the six months ended June 30, 1998 and June 30, 1997, respectively.

               A reconciliation of the numerators and denominators used in computing per share net income from continuing operations before extraordinary item is as follows:


                                   THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                   ---------------------------     ---------------------------
                                        1998          1997              1998          1997
                                   ------------- -------------     -------------  ------------
Numerator:
  Net income from continuing
   operations before
   extraordinary item (numerator
   for diluted loss per share....   $   871,000   $   269,000       $ 1,486,000    $   587,000
  Dividends on Convertible
     Preferred Stock.............      (171,000)     (185,000)         (355,000)      (370,000)
  Common stock warrant put price
     adjustment..................       (28,000)           --           (77,000)            --
                                     ----------    ----------        ----------     ----------
          Numerator for basic
            income per share from
            continuing operations
            before extraordinary
            item..................   $  672,000    $   84,000        $1,054,000     $  217,000
                                     ==========    ==========        ==========     ==========
Denominator for basic income
  (loss) per share:
  Weighted average common shares
     outstanding..................    2,650,544     1,813,889         2,301,596      1,810,954
                                     ==========    ==========        ==========     ==========
Denominator for diluted income
  (loss) per share:
  Convertible Preferred Stock.....    5,712,531     6,188,575         5,949,238      6,188,575
  Weighted average common shares
     outstanding..................    2,610,622     1,804,649         2,286,129      1,804,649
  Options issued to employees.....      823,827       673,686           822,831        650,289
  Putable common stock warrant....      180,122            --           187,585             --
                                     ----------    ----------        ----------     ----------
          Denominator for diluted
            income (loss) per
            share..............       9,327,102     8,666,910         9,245,783      8,643,513
                                     ==========    ==========        ==========     ==========

    Income (loss) per common share was computed as follows:

                                             THREE MONTHS          SIX MONTHS
                                            ENDED JUNE 30,        ENDED JUNE 30,
                                       ----------------------- -------------------
                                          1998         1997      1998       1997
                                       ----------   ---------- --------  ---------
Basic income (loss) per share:
  Income per share from continuing
     operations......................    $ 0.25       $ 0.05    $ 0.46     $ 0.12
  Net loss per share from
     discontinued operations.........        --        (1.47)       --      (1.61)
  Net loss per share from
     extraordinary item..............      (0.54)         --     (0.63)        --
                                          ------      ------    ------     ------
          Basic net loss per share...     $(0.29)     $(1.42)   $(0.17)    $(1.49)
                                          ======      ======    ======     ======
Diluted income (loss) per share:
  Income per share from continuing
     operations......................     $ 0.09      $ 0.03    $ 0.16     $ 0.07
  Net loss per share from
     discontinued operations.........         --       (0.31)       --      (0.34)
  Net loss per share from
     extraordinary item..............      (0.15)         --     (0.15)        --
                                          ------      ------    ------     ------
          Diluted income (loss) per
            share....................     $(0.06)     $(0.28)   $ 0.01     $(0.27)
                                          ======      ======    ======     ======

NOTE 3 - INITIAL PUBLIC OFFERING

               In June 1998, the Company sold 2,100,000 shares of its common stock in an initial public offering, which generated proceeds of $22.5 million, net of the underwriter's discount and other estimated offering costs. The Company used a portion of the proceeds to repay $4.0 million in bank debt, the $450,000 balance on its line of credit, accrued interest on its bank debt and the $160,000 prepayment penalty related the $4.0 million bank debt. Pursuant to the prepayment of the Company's $4.0 million bank debt, unamortized discount on the note related to the underlying common stock warrant of $1.3 million and the $160,000 prepayment penalty were recorded as an extraordinary item in June 1998.

               At the time of the initial public offering, 6,188,575 shares of the Company's preferred stock of various classes were converted to common stock. In addition, the warrant to purchase 195,148 shares of common stock related to the $4.0 million bank debt was exercised for a nominal amount and the related put option expired.

               In July 1998, the Company sold an additional 315,000 shares of its common stock pursuant to the exercise of the underwriter's over-allotment option, which generated net proceeds to the Company of approximately $3.5 million.

NOTE 4 - CONTINGENCIES

                  The Company is, from time to time, subject to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcome of any such contingencies is not expected to have a material adverse effect on the financial condition, operations or cash flows of the Company. The Company is not currently a party to any material legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS" CONTAINED HEREIN.

OVERVIEW

    SCC is the leading provider of 9-1-1 operations support systems ("OSS") services to incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs") and wireless carriers in the United States. The Company manages the data that enable a 9-1-1 call to be routed to the appropriate public safety agency with accurate and timely information about the caller's identification and location. The Company was incorporated in July 1979 in the State of Colorado under the name Systems Concepts of Colorado, Inc. and was reincorporated in September 1993 in the State of Delaware under the name SCC Communications Corp. Prior to 1995, substantially all of the Company's revenue was derived from the sale of software licenses and related implementation services to ILECs and public safety agencies. During 1994, the Company began investing in infrastructure to provide its 9-1-1 OSS solution to telephone operating companies seeking to outsource such operations. The Company signed its first 9-1-1 data management services contract in August 1994 and added to the number of records under management in subsequent years. The Company began to recognize revenue from wireless carriers in the third quarter of 1997, and a growing percentage of the Company's revenue has been derived from the management of 9-1-1 data records for wireless carriers.

    SCC's data management services revenue is derived from contracts with ILECs, CLECs and wireless carriers pursuant to which the Company provides an outsourcing solution for its customers' 9-1-1 data management. Revenue included in data management services generally includes a non-recurring initial fee for the design and implementation of the 9-1-1 OSS, conversion of the customer's data to the Company's systems, hiring and training of personnel, and other costs required to prepare for the processing of customer data. Non-recurring fees are recognized on the percentage-of-completion method over the period required to perform the tasks necessary to prepare for the processing of customer data. The Company also generally receives a monthly service fee based on the number of subscriber records under management, which is recognized in the period in which the services are rendered. Data management services revenue also may include revenue from enhanced products and services, which are recognized in the period in which the services are performed. Related costs are expensed as they are incurred. Data management services revenue comprised 90% and 93% of the Company's total revenue in the six months ended June 30, 1998 and 1997, respectively.

    SCC's licenses and implementation services revenue is derived from contracts with ILECs pursuant to which the Company provides a 9-1-1 software license or related products and services such as implementation, training, software enhancements and interfaces to its customers' systems. Licenses and implementation services revenue is recognized using the percentage-of-completion method. The related costs include third-party licenses, direct labor and related expenses, and are expensed as incurred. Subsequent to system installation, the Company provides its customers with maintenance services that are recognized ratably over the related contract period on a straight-line basis. The Company's licenses and implementation services revenue is derived from a limited number of customers and consequently the concentration of customers can result in quarterly fluctuations based on the timing of the signing of new contracts and completion of existing contracts. Margins on such contracts also may fluctuate based on the elements included in the contract. Licenses and implementation services revenue comprised 10% and 7% of the Company's total revenue in the six months ended June 30, 1998 and 1997, respectively.

    During the six months ended June 30, 1998, the Company recognized approximately 86% of total revenue from continuing operations from Ameritech, AT&T, BellSouth Inc and U.S. WEST, each of which accounted for greater than 10% of the Company's total revenue in such period. During the six months ended June 30, 1997, the Company recognized approximately 91% of total revenue from Ameritech, BellSouth Inc. and U.S. WEST, each of which accounted for greater than 10% of the Company's total revenue in such period. See "Factors that May Affect Future Results -- Reliance on Significant Customers."

    As of December 31, 1997, the Company had net operating loss carryforwards of $9.6 million available to offset future net income for U.S. federal income tax purposes. Thus, the Company's income tax provision for past fiscal years consisted of alternative minimum taxes, state income taxes in states where the Company has not had net operating loss carryforwards to offset net income, and foreign taxes. As of December 31, 1997, the Company reversed $2.5 million of the valuation allowance on its deferred tax assets as the Company believes that it is more likely than not that such tax benefits will be realized. The Company evaluates the valuation allowance each accounting period and has determined that no further adjustments to the valuation allowance have been appropriate in the six months ended June 30, 1998. There is no assurance that the Company's remaining deferred tax benefit will be offset by future taxable income or will not be restricted in the future due to transactions entered into by the Company or changes in tax legislation.

    In June 1997, the Company sold the net assets of its Premise Products Division. The sale of the Company's Premise Products Division resulted in a net loss from the sale of $2.0 million. Net losses from operations of this division totaled $623,000 and $876,000 in the quarter and six months ended June 30, 1997, respectively, and are presented in the Company's financial statements as loss from operations of discontinued division.

     In June 1998, the Company completed an initial public offering of its common stock, which generated proceeds of $22.5 million, net of the underwriter's discount and other estimated offering costs. See Note 3 to the accompanying financial statements and "Liquidity and Capital Resources."

    Historically, substantially all of the Company's revenue has been generated from sales to customers in the United States. However, the Company has generated revenue in Canada and intends to enter additional international markets, which may require significant management attention and financial resources. International sales are subject to a variety of risks. See "Factors That May Affect Future Results -- Risks Associated with International Sales."

    The Company's quarterly and annual operating results have varied significantly in the past. The variation in operating results will likely continue and may intensify. Although the Company was profitable in eight of its last ten quarters, there can be no assurance that the Company's profitability will continue in the future or, if the Company is profitable, that its levels of profitability will not vary significantly between quarters. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's operating results may fluctuate as a result of many factors, including the length of the sales cycles for new or existing customers, the size, timing or duration of significant customer contracts, fluctuations in number of subscriber records under management, timing or duration of service offerings, ability of the Company to hire, train and retain qualified personnel, increased competition, changes in operating expenses, changes in Company strategy, the financial performance of the Company's customers, changes in telecommunications legislation and regulations that may affect the competitive environment for the Company's services, and general economic factors. The Company's contracts for 9-1-1 OSS services generally include a non-recurring initial fee, and therefore, the Company may recognize significantly increased revenue for a short period of time upon commencing services for a new customer.

    The Company's expense levels are based in significant part on its expectations regarding future revenue. The Company's revenue is difficult to forecast because the market for the Company's 9-1-1 OSS services is rapidly evolving. In addition, the Company's sales cycle and the size and timing of significant customer contracts, license fees and non-recurring initial fees vary substantially among customers depending on the level of service provided. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall could therefore have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company hired additional employees in recent fiscal years, and expects to continue hiring additional employees during 1998. The Company expects that this increase will affect the Company's operating margins for the short term. There can be no assurance that the Company can continue to report operating profits, and failure to do so is likely to have a material adverse effect on the Company's financial results. See "Factors That May Affect Future Results -Significant Fluctuations in Quarterly Results of Operations" and "-- Management of Change."


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenue

                  Total Revenue. Total revenue increased 62%, from $5.8 million in the second quarter of 1997 to $9.4 million in the second quarter of 1998.

                  Data Management Services Revenue. Revenue from data management services increased 52%, from $5.2 million in the second quarter of 1997 to $7.9 million in the second quarter of 1998, representing 91% and 85% of total revenue in the second quarter of 1997 and second quarter of 1998, respectively. The increase resulted primarily from (i) non-recurring and monthly fees from wireless customers in the second quarter of 1998, as the Company did not begin to earn revenue from wireless carriers until the third quarter of 1997, (ii) increased monthly fees from wireline customers, as the Company had not completed the transition of records for a major customer in the second quarter of 1997, and (iii) non-recurring and monthly fees from enhanced services provided in the second quarter of 1998.

                  Licenses and Implementation Services. Revenue from licenses and implementation services increased 163%, from $536,000 in the second quarter of 1997 to $1.4 million in the second quarter of 1998, due to a new contract that was signed in the beginning of the second quarter of 1998.

Costs and Expenses

                  Cost of Data Management Services. Cost of data management services consists primarily of labor and costs of interconnection with customers' systems and the Company's infrastructure. Cost of data management services increased 52%, from $3.4 million in the second quarter of 1997 to $5.2 million in the second quarter of 1998, representing 59% and 56% of total revenue in the second quarter of 1997 and the second quarter of 1998, respectively, and 66% of data management services revenue in both periods. The dollar increase was due to the addition of personnel, installation of equipment and telephone lines and the expansion of facilities to accommodate growth in the Company's wireless and wireline operations.

                  Cost of Licenses and Implementation Services. Cost of licenses and implementation services consists primarily of labor, license fees for third party software and related expenses. Cost of licenses and implementation services increased 113%, from $254,000 in the second quarter of 1997 to $542,000 in the second quarter of 1998, representing 4% and 6% of total revenue in the second quarter of 1997 and second quarter of 1998, respectively, and 47% and 38% of licenses and implementation services revenue in the second quarter of 1997 and second quarter of 1998, respectively. The dollar increase was due to costs related to the new contract in the second quarter of 1998. The decrease as a percent of licenses and implementation services revenue resulted from the completion of contracts that were in process in the second quarter of 1997, which had higher cost elements, including third-party software, than the contracts that were in process in the second quarter of 1998.

                  Sales and Marketing. Sales and marketing expenses consist primarily of expenses related to salaries and commissions, travel, trade shows and sales collateral. Sales and marketing expenses increased 12%, from $1.1 million in the second quarter of 1997 to $1.2 million in the second quarter of 1998, representing 18% and 13% of total revenue in the second quarter of 1997 and second quarter of 1998, respectively. The dollar increase was due to the addition of personnel and the hiring of a public relations firm in 1998. The increases were offset by relocation costs incurred in the second quarter of 1997 that did not recur in the second quarter of 1998 and the transfer of a vice president to a general and administrative position.

                  General and Administrative. General and administrative expenses consist primarily of expenses related to the Company's information systems, finance, human resources, legal, executive and financial planning departments. General and administrative expenses increased 126%, from $525,000 in the second quarter of 1997 to $1.2 million in the second quarter of 1998, representing 9% and 13% of total revenue in the second quarter of 1997 and second quarter of 1998, respectively. The dollar increase was due to (i) the reassignment of certain continuing resources, infrastructure and related general and administrative expenses applicable to continuing operations, (ii) addition of personnel and computer equipment in the accounting, information systems and human resources departments to support the Company's growth, (iii) strategic consulting costs incurred in 1998 and (iv) increased executive bonuses due to increased profitability in the second quarter of 1998.

                  Other expenses, net. Net other expenses consist primarily of interest expense from the Company's borrowings and leases for capital equipment, offset by interest income earned on the Company's cash balances. Net other expenses increased 36%, from $208,000 in the second quarter of 1997 to $282,000 in the second quarter of 1998, representing 4% and 3% of total revenue in the second quarter of 1997 and second quarter of 1998, respectively. The dollar increase was primarily due to interest related to the $4.0 million loan from a bank that was outstanding in the second quarter of 1998, which was partially offset by decreased interest expense resulting from a lower balance outstanding on the Company's line of credit and the repayment of certain capital leases in 1998.

                  Provision for Income Taxes. The Company's income tax provision increased from $20,000 in the second quarter of 1997 to $65,000 in the second quarter of 1998 due to increased taxable income generated in the second quarter of 1998 in states in which the Company did not have net operating loss carryforwards available to offset net income.

                  Extraordinary Item. The Company recorded a charge of $1.4 million in the second quarter of 1998 related to the write-off of the remaining debt discount and other costs associated with the early extinguishment of the Company's bank debt.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenue

                  Total Revenue. Total revenue increased 58%, from $10.9 million in the six months ended June 30, 1997 to $17.3 million in the six months ended June 30, 1998.

                  Data Management Services Revenue. Revenue from data management services increased 53%, from $10.1 million in the six months ended June 30, 1997 to $15.5 million in the six months ended June 30, 1998, representing 93% and 90% of total revenue in the six months ended June 30, 1997 and six months ended June 30, 1998, respectively. The increase resulted primarily from (i) non-recurring and monthly fees from wireless customers in the first six months of 1998, as the Company did not begin to earn revenue from wireless carriers until the third quarter of 1997, (ii) increased monthly fees from wireline customers, as the Company had not completed the transition of records for a major customer in the first six months of 1997, and (iii) non-recurring and monthly fees from enhanced services provided in the first six months of 1998.

                  Licenses and Implementation Services Revenue. Revenue from licenses and implementation services increased 120%, from $807,000 in the six months ended June 30, 1997 to $1.8 million in the six months ended June 30, 1998, primarily due to a new contract that was signed in the beginning of the second quarter of 1998.

Costs and Expenses

                  Cost of Data Management Services. Cost of data management services increased 53%, from $6.6 million in the six months ended June 30, 1997 to $10.0 million in the six months ended June 30, 1998, representing 60% and 58% of total revenue in the six months ended June 30, 1997 and six months ended June 30, 1998, respectively, and 65% of data management services revenue in both periods. The dollar increase was due to the addition of personnel, installation of equipment and telephone lines and the expansion of facilities to accommodate growth in the Company's wireless and wireline operations.

                  Cost of Licenses and Implementation Services. Cost of licenses and implementation services increased 91%, from $352,000 in the six months ended June 30, 1997 to $674,000 in the six months ended June 30, 1998, representing 3% and 4% of total revenue in the six months ended June 30, 1997 and six months ended June 30, 1998, respectively, and 44% and 38% of licenses and implementation services revenue in the six months ended June 30, 1997 and six months ended June 30, 1998, respectively. The dollar increase was due to costs related to a new contract in the beginning of the second quarter of 1998. The decrease as a percent of licenses and implementation services revenue resulted from the completion of contracts that were in process in the first six months of 1997, which had higher cost elements, including third-party software, than the contracts that were in process in the first six months of 1998.

                  Sales and Marketing. Sales and marketing expenses were $2.0 million for the six months ended June 30, 1997 and six months ended June 30, 1998, representing 18% and 12% of total revenue in the six months ended June 30, 1997 and six months ended June 30, 1998, respectively. The dollar increase was due to the addition of personnel and the hiring of a public relations firm in 1998. The increases were partially offset by decreases related to relocation costs incurred in the second quarter of 1997 that did not recur in the second quarter of 1998 and the transfer of a vice president to a general and administrative position.

                  General and Administrative. General and administrative expenses increased 131%, from $1.0 million for the six months ended June 30, 1997 to $2.3 million in the six months ended June 30, 1998, representing 9% and 14% of total revenue in the six months ended June 30, 1997 and six months ended June 30, 1998, respectively. The dollar increase was due to (i) the reassignment of certain continuing resources, infrastructure and related general and administrative expenses applicable to continuing operations, (ii) the addition of personnel and computer equipment in the accounting, information systems and human resources departments to support the Company's growth, (iii) strategic consulting costs incurred in 1998 and (iv) increased executive bonuses due to increased profitability in 1998.

                  Other Expenses, Net. Net other expenses increased 63%, from $358,000 in the six months ended June 30, 1997 to $582,000 in the six months ended June 30, 1998, representing 3% of total revenue in both periods. The dollar increase was primarily due to interest related to the $4.0 million loan from a bank that was outstanding in the six months ended June 30, 1998, which was partially offset by decreased interest expense resulting from a lower balance outstanding on the Company's line of credit and the repayment of certain capital leases in 1998.

                  Provision for Income Taxes. The Company's income tax provision increased from $44,000 in the six months ended June 30, 1997 to $112,000 in the six months ended June 30, 1998 due to an increase in taxable income in states in which the Company did not have net operating loss carryforwards available to offset net income.

                  Extraordinary Item. The Company recorded a charge of $1.4 million in the second quarter of 1998 related to the write-off of the remaining debt discount and other costs associated with the early extinguishment of the Company's bank debt.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception the Company has funded its operations through cash provided by operations, supplemented by equity and debt financing and leases on capital equipment. As of June 30, 1998, the Company had $19.1 million in cash and cash equivalents and $4.2 million in net accounts receivable.

      In June 1998, the Company completed an initial public offering of 2,100,000 shares of its Common Stock, which generated proceeds of $22.5 million to the Company, net of the underwriter's discount and other estimated offering costs. The Company used approximately $4.6 million of the proceeds to repay its bank loans and related prepayment penalty. In July 1998, the underwriters of the Company's initial public offering exercised their over-allotment option. Under the over-allotment option, the Company sold an additional 315,000 shares of its Common Stock, generating net proceeds of $3.5 million.

     The Company repaid $1.3 million of other bank debt and capital lease obligations during both the six months ended June 30, 1997 and six months ended June 30, 1998, net of borrowings of $300,000 in the six months ended June 30, 1997. Additionally, the Company used $761,000 and $1.1 million during the six months ended June 30, 1997 and six months ended June 30, 1998, respectively, for the purchase of capital assets and software development. The Company anticipates that its level of spending for capital expenditures in the first six months of 1998 will continue during 1998, although it currently has no material commitments for capital expenditures.

     The Company has a line of credit with a bank equal to the lesser of 75% of qualifying accounts receivable or $2.0 million available to meet operating needs. Amounts borrowed under the line of credit bear interest at prime rate plus 1% (8.5% at June 30, 1998) and are due April 15, 1999. The credit line is collateralized by certain assets of the Company. As of June 30, 1998, no borrowings were outstanding on the line of credit.

     The Company is designing its services and products to be Year 2000 capable and tests third-party software that is incorporated with the Company's services and products. There can be no assurance, however, that the Company's services and products, particularly when such services and products incorporate third-party software, will contain all necessary date code changes in time. The Company expects to incur approximately $125,000 in costs in 1998 in making its services and products Year 2000 compliant. Any additional unanticipated expenses could have an adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results -- Year 2000 Capability."

     The Company believes that the remaining net proceeds from its initial public offering, together with cash generated from operations, will be sufficient to fund its anticipated working capital needs, capital expenditures and any potential future acquisitions through at least 1999. In the event the Company's plans or assumptions change or prove to be inaccurate, or if the Company consummates any unplanned acquisitions of businesses or assets, the Company may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Position 98-1

     In March 1998, the AICPA issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In general, SOP 98-1 requires that certain costs to develop software for internal use be capitalized. This statement is effective for fiscal years beginning after December 15, 1998, although earlier adoption is permitted. These requirements are to be applied prospectively from the date of adoption. The Company believes SOP 98-1 will not materially impact its financial statements.

Statement of Position 98-5

     In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 and the adoption of SOP 98-5 should initially be reported as a cumulative effect of a change in accounting principle. The Company believes SOP 98-5 will not materially impact its financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW.

SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

     The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock. Although the Company was profitable in eight of its last ten quarters, there can be no assurance that the Company's profitability will continue in the future or, if the Company is profitable, that its levels of profitability will not vary significantly between quarters.

     The Company experienced a net loss of approximately $453,000 for the year ended December 31, 1997, exclusive of the benefit for income taxes, as a result of losses from discontinued operations of approximately $876,000 and losses on the disposal of such operations of approximately $2.0 million. The Company's operating results may fluctuate as a result of many factors, including the length of the sales cycle for new or existing customers, the size, timing or duration of significant customer contracts, fluctuations in the number of subscriber records under management, timing of new service offerings, demand by license customers for new development services, customer acceptance of service offerings, ability of the Company to hire, train and retain qualified personnel, increased competition, changes in operating expenses, changes in the Company's strategy, the financial performance of the Company's customers, changes in telecommunications legislation and regulations that may affect the competitive environment for the Company's services, and general economic factors. The Company's contracts for data management services generally include a non-recurring initial fee, and therefore, the Company may recognize significantly increased revenue for a short period of time upon commencing services for a new customer.

     The Company's expense levels are based in significant part on its expectations regarding future revenue. The Company's revenue is difficult to forecast because the market for the Company's services is evolving rapidly and the length of the Company's sales cycle, the size and timing of significant customer contracts and license fees and the timing of recognition of non-recurring initial fees vary substantially among customers. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall could therefore have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company hired a significant number of employees in 1996, 1997 and the first two quarters of 1998, and expects to continue hiring additional employees during the remainder of 1998. The Company expects that this increase will affect the Company's operating margins for the short term. There can be no assurance that the Company can continue to report operating profits, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     Based on all of the foregoing, the Company believes that future revenue, expenses and operating results are likely to vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail, or are perceived to prevail, with respect to the Company's business or generally, the market price of the Company's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LENGTHY SALES CYCLE

     Potential customers of the Company typically commit significant resources to the technical evaluation of the Company's services and products and the Company typically spends substantial time, effort and money providing education regarding the Company's 9-1-1 OSS solution. The evaluation process often results in an extensive and lengthy sales cycle, typically ranging between six months and two years, making it difficult for the Company to forecast the timing and magnitude of sales contracts. Delays associated with customers' internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common. For example, customers' budgetary constraints and internal acceptance reviews may cause potential customers to delay or forego a purchase. The delay or failure to complete one or more large contracts could have a material adverse effect on the Company's business, financial condition and results of operations and cause the Company's operating results to vary significantly from quarter to quarter. See "-- Significant Fluctuations in Quarterly Results of Operations."

RELIANCE ON SIGNIFICANT CUSTOMERS

     The Company historically has depended on, and expects to continue to depend on, large contracts from a limited number of significant customers. During the six months ended June 30, 1998, the Company recognized approximately 86% of its total revenue from continuing operations from Ameritech, BellSouth Inc. and U.S. WEST, each of which accounted for greater than 10% of the Company's revenue in such period. During the six months ended June 30, 1997, the Company recognized approximately 91% of its total revenue from continuing operations from Ameritech, AT&T, BellSouth Inc. and U.S. WEST, each of which accounted for greater than 10% of the Company's revenue in such period. The Company believes that these customers will continue to represent a substantial portion of the Company's total revenue in the future. Certain of the Company's contracts with these customers allow them to cancel their contracts with the Company in the event of changes in regulatory, legal, labor or business conditions. The Company's contracts with these customers expire between 2002 and 2005. The loss of any of these customers would have a material adverse effect on the Company's business, financial condition and results of operations. Recently SBC Communications, Inc., which is not a customer of the Company, agreed to acquire Ameritech. The Company cannot predict what effect, if any, this acquisition will have on the Company and there can be no assurance that this acquisition or any future consolidation in the telecommunications industry will not have a material adverse effect on the Company's business, financial condition and results of operation. None of the Company's major customers has any obligation to purchase additional products or additional services beyond those currently contemplated by their existing contracts. Consequently, the failure by the Company to develop relationships with significant new customers could have a material adverse effect on the rate of growth in the Company's revenue, if any. If the Company fails to monitor and maintain adequately the quality and expand the breadth of its services and products, advance its technology or continue to price its services and products competitively, one or more of its major customers may select alternative providers or seek to develop services and products internally.

RATE OF ADOPTION BY PUBLIC SAFETY ANSWERING POINTS

     A growing percentage of the Company's revenue is derived from the management of 9-1-1 data records for wireless carriers. Recognizing the public safety need for improved wireless 9-1-1 service, the Federal Communications Commission (the "FCC") issued Report & Order 94-102 (the "Order") on June 12, 1996, a directive that mandated the adoption of 9-1-1 technology by wireless carriers in two phases. Phase I required wireless carriers to provide to requesting PSAPs at the time of a 9-1-1 call, the caller's telephone number and location of the receiving cell site. Wireless carriers had to comply with Phase I mandates by the later of April 1, 1998, or six months after the PSAP request. Phase II requires wireless carriers to locate a 9-1-1 caller to within 125 meters, subject to FCC guidelines. Wireless carriers must comply with Phase II mandates for requesting PSAPs by October 1, 2001. The Company believes that the technological challenges confronting wireless carriers attempting to comply with the Order will encourage them to outsource their 9-1-1 services. If many wireless carriers decide not to outsource such services, the Company's business, financial condition and results of operations could be materially and adversely affected. If PSAPs delay demanding services complying with the Order from wireless carriers, the Company would experience a delay in receiving revenue under its current wireless contracts that, because the Company has already incurred costs in expectation of such revenue, could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON NEW PRODUCTS AND SERVICES; RAPID TECHNOLOGICAL CHANGE

     The market for the Company's services is characterized by rapid technological change, frequent new product or service introductions, evolving industry standards and changing customer needs. The Company currently intends to begin offering in late 1998 both its Subscriber ALI product, which will allow subscribers to enter personal information into their 9-1-1 records, and its Emergency Warning and Evacuation System, which will allow PSAPs to call all numbers in a given area and warn of imminent danger. The introduction of products and services embodying new technologies and the emergence of new industry and technology standards can render existing products and services obsolete and unmarketable in short periods of time. The Company expects other vendors regularly to introduce new products and services, as well as enhancements to their existing products and services, that will compete with the services and products offered by the Company. As a result, the life cycles of the Company's services and products are difficult to estimate. The Company believes that its future success will depend in large part on its ability to maintain and enhance its current service and product offerings, to develop and introduce regularly new services and products that will keep pace with technological advances and satisfy evolving customer requirements, and to achieve acceptable levels of sales of its new services and products through its current customers that resell the Company's solutions to their subscribers.

However, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of such new services and products or that its new services and products will adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new service and product offerings by the Company or its competitors may cause customers to defer the purchase of existing Company services and products. The Company's inability to develop on a timely basis new services or products, or the failure of such new services or products to achieve market acceptance, could have a material adverse effect on the Company's business, financial condition and results of operations. The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new services and products. Furthermore, services and products such as those offered by the Company may contain undetected or unresolved errors when they are first introduced or as new versions are released. There can be no assurance that, despite extensive testing by the Company, errors will not be found in new services and products after commencement of commercial availability, resulting in delay in or loss of market acceptance and sales, diversion of development resources, injury to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Significant delays in meeting deadlines for announced service or product introductions or performance problems with such products or upgrades could result in an undermining of customer confidence in the Company's services and products, which would materially adversely affect its customer relationships as well.

     In addition, the Company plans to introduce transaction-based services and software products to industries different from those the Company has traditionally supported. There can be no assurance that the Company will be successful in developing and marketing these new services and products or that its current or new services and products will adequately meet the demands of its new markets. Because it is generally not possible to predict the time required and costs involved in reaching certain research, development and engineering objectives related to entering new markets, actual development costs could exceed budgeted amounts and estimated development schedules could require extensions. Furthermore, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these services and products. If the Company is unable to develop and introduce new services and products to these new markets in a timely manner, or if a new release of a product or service to such new markets does not achieve market acceptance, the Company's business, financial condition and results of operations could be materially adversely affected.

DEPENDENCE ON A SINGLE SERVICE OFFERING; SUSTAINABILITY OF GROWTH

     The Company currently derives substantially all of its revenue from the provision of its 9-1-1 OSS solution to ILECs, CLECs and wireless carriers. Accordingly, the Company is susceptible to adverse trends affecting this market segment, such as government regulation, technological obsolescence and the entry of new competition. The Company expects that this market will continue to account for substantially all of its revenue in the near future. As a result, the Company's future success will depend on its ability to continue to sell its 9-1-1 OSS solution to ILECs, CLECs and wireless carriers, maintain and increase its market share by providing other value-added services to the market, and successfully adapt its technology and services to other related markets. There can be no assurance that markets for the Company's existing services and products will continue to expand or that the Company will be successful in its efforts to penetrate new markets.

FIXED PRICE CONTRACTS AND OTHER PROJECT RISKS

     During the six months ended June 30, 1998 and year ended December 31, 1997, approximately 81% and 75%, respectively, of the Company's revenue was generated on a fixed price per subscriber basis. The Company generally enters into contracts with a ten-year term for wireline data management services and with a two-to-five-year term for wireless data management services for which the Company generally receives a fixed monthly fee based upon the number of subscribers and upon the services selected by the customer. Therefore, the Company's failure to estimate accurately the resources required for a fixed price per subscriber contract could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

     The Company provides 9-1-1 OSS services that are critical to the public's perception of its customers. The Company's failure to meet a customer's expectations in the performance of its services could damage the Company's reputation and adversely affect its ability to attract new business, and may have a material adverse effect upon its business, financial condition and results of operations. The Company has undertaken, and in the future may undertake, projects in which the Company guarantees performance based upon defined operating specifications. Unsatisfactory performance may result in client dissatisfaction and a reduction in payment to, or payment of damages by, SCC, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Because the Company's services and products are utilized by its customers to provide critical 9-1-1 services, the provision of services and licensing of software by the Company may entail the risk of product liability and related claims. The Company's agreements with its customers typically require the Company to indemnify its customers for the Company's own acts of negligence. The Company currently has product liability insurance that, subject to liability limitations and customary exclusions, covers claims resulting from the failure of the Company's services or products to perform the function or serve the purpose intended. To the extent that any claims are not covered by such insurance, the Company's business, financial condition and results of operations may be materially and adversely affected by a successful product liability claim.

EMERGING TELECOMMUNICATIONS MARKET AND NEW CARRIERS; REGULATORY UNCERTAINTY

     The Company provides its 9-1-1 OSS solution to telecommunications carriers in the wireline and wireless markets. Although these markets have experienced significant growth and have been characterized by increased deregulation and competition in recent years, there can be no assurance that such trends will continue at similar rates or that the Company will be able to market and sell effectively its products and services in such markets. In addition, many of the new entrants in the telecommunications market are companies that lack significant financial and other resources. To cultivate relationships with such new market entrants, the Company may be required to offer alternative pricing arrangements, which may provide for deferred payments. However, there can be no assurance that the Company will be able to develop such relationships or that new carriers that become customers of the Company will gain market acceptance for their telecommunications services. If the Company permits customers that do not have adequate financial resources to pay the Company for its services on a deferred basis, the Company ultimately may be unable to collect payments for such services. Because the Company historically has depended on a limited number of long-term customer relationships, the failure of the Company to develop relationships with, make sales to, or collect payments from new telecommunications carriers, or the failure of the Company's customers to compete effectively in the telecommunications market, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the telecommunications industry is experiencing substantial consolidations and changes that are unpredictable, and any such consolidation or change could have a material adverse effect on the Company's business, financial condition and results of operations.

     9-1-1 services generally are funded by a locally imposed fee per subscriber per month. A portion of this tax is paid to management of 9-1-1 data records, allowing the carrier to match its fixed revenue stream for 9-1-1 services with a fixed cost for record management. Changes by local governments in the funding mechanism for 9-1-1 services or the parties responsible for the provision of such services could have a material adverse effect on the Company's business, financial condition and results of operations.

     The market for the Company's services and products has been influenced by the adoption of regulations under the Telecommunications Act of 1996 (the "1996 Act"), the new duties imposed on ILECs by the 1996 Act to open the local telephone markets to competition, and the new requirements imposed on wireless carriers by the Order. Therefore, any changes to such legal requirements, the adoption of new regulations by federal or state regulatory authorities under the 1996 Act or any legal challenges to the 1996 Act could have a material adverse effect upon the market for the Company's services and products. Although the 1996 Act was designed to expand competition in the telecommunications industry, the realization of the objectives of the 1996 Act is subject to many uncertainties, including judicial and administrative proceedings designed to define rights and obligations pursuant to the 1996 Act, actions or inactions by ILECs and other carriers that affect the pace at which changes contemplated by the 1996 Act occur, resolution of questions concerning which parties will finance such changes, and other regulatory, economic and political factors.

     The Company is aware of certain litigation challenging the validity of the 1996 Act and the local telephone competition rules adopted by the FCC to implement the 1996 Act. The U.S. Eighth Circuit Court of Appeals has invalidated the pricing methodology and unbundling requirements adopted by the FCC while upholding a portion of the FCC's local competition rules, and both the U.S. federal government and ILECs have filed petitions for review with the U.S. Supreme Court. In a recent decision, a U.S. District Court in Texas declared unconstitutional the provisions of the 1996 Act requiring the Regional Bell Operating Companies (the "RBOCs") to comply with certain conditions, including local number portability ("LNP"), in order to receive regulatory approval to enter long distance markets. The U.S. Department of Justice, representing the FCC, has appealed this decision. Such litigation may serve to delay implementation of the 1996 Act, which could adversely affect demand for the Company's services and products. Any delays in the deadlines imposed by the 1996

Act, the FCC or the Order, or any invalidation, repeal or modification in the requirements imposed by the 1996 Act, the FCC or the Order, could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, customers may require, or the Company otherwise may deem it necessary or advisable, that the Company modify its services and products to address actual or anticipated changes in the regulatory environment. Any other delays in implementation of the 1996 Act, or other regulatory changes, could materially adversely affect the Company's business, financial condition and results of operations.

RISK OF SYSTEM FAILURES

     The Company's operations are dependent upon its ability to maintain its computer and telecommunications equipment and systems in effective working order, and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. Although all of the Company's mission-critical systems and equipment are designed with built-in redundancy and security, there can be no assurance that a fire, natural disaster, power loss, telecommunications failure or similar event would not result in an interruption of the Company's services. Any damage, failure or delay that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, any future addition or expansion of the Company's facilities to increase capacity could increase the Company's exposure to damage from fire, natural disaster, power loss, telecommunications failure or similar events. There can be no assurance that the Company's property and business interruption insurance will be adequate to compensate the Company for any losses that may occur in the event of a system failure or that such insurance will continue to be available to the Company at all or, if available, that it will be available on commercially reasonable terms.

MANAGEMENT OF CHANGE

     The Company has expanded its operations rapidly over the past several years, placing significant demands on its administrative, operational and financial personnel and systems. Additional expansion by the Company may further strain its management, operational, financial reporting, and other systems and resources. There can be no assurance that the Company's systems, resources, procedures, controls and existing space will be adequate to support such expansion of the Company's operations. The Company's future operating results will depend substantially on the ability of its officers and key employees to manage changing business conditions and to implement and improve its management, operational, financial control and other reporting systems. In addition, the Company's future operating results depend on its ability to attract, train and retain qualified consulting, technical, sales, financial, marketing and management personnel. Failure to hire, train or retain qualified personnel necessary to keep pace with the Company's development of products and services could have a material adverse effect on the Company's business, financial condition and results of operations. Continued expansion will require the Company's management to: enhance management information and reporting systems; standardize implementation methodologies of SCC's NDSC; further develop its infrastructure; and continue to maintain customer satisfaction. If the Company is unable to respond to and manage changing business conditions, the quality of the Company's products and services, its ability to retain key personnel and its business, financial condition and results of operation could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

HIGHLY COMPETITIVE MARKET; COMPETITION

     The market for 9-1-1 OSS solutions is intensely competitive and the Company expects competition to increase in the future. The Company believes that the principal competitive factors affecting the market for 9-1-1 OSS services include flexibility, reliability, manageability, technical features, wireless support, performance, ease of use, price, scope of product offerings, and customer service and support. Although the Company believes that its solution competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, support service, technical and other competitive resources.

     The Company's principal competitors generally fall within one of three categories: internal development departments of major carriers or consulting firms that support such departments; relatively smaller companies that offer applications with limited scope; and larger companies that are either in the process of entering the Company's market or have the potential to develop products and services that compete with the Company's service offerings.

     A number of companies currently market or have under development software products and services to provide 9-1-1 administration. The Company competes with a few smaller companies, including XYPoint Corporation, for the provision of 9-1-1 data management services to wireless carriers, although the Company expects more significant competition in the future. Mergers or consolidations among these competitors or acquisitions of these companies by larger competitors would make them more formidable competitors to the Company. There can be no assurance that the Company's current and potential competitors will not develop products and services that may be more effective than the Company's current or future 9-1-1 solutions or that the Company's technologies and offerings will not be rendered obsolete by such developments.

     Finally, there are a number of companies that market and sell various products and services to telecommunications carriers, such as billing software and advanced telecommunications equipment, that have been broadly adopted by the Company's customers and potential customers. In addition, vendors of telecommunications software and hardware in the future may enhance their products to include functionality that is currently provided by the Company's solutions. The widespread inclusion of the functionality of the Company's service offerings as standard features of other telecommunications software or hardware could render the Company's services obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of the Company's services. Furthermore, even if the 9-1-1 functionality provided as standard features by telecommunications software or networking hardware is more limited than that of the Company's services, there can be no assurance that a significant number of customers would not elect to accept more limited functionality in lieu of purchasing additional products or services. For example, Lucent Technologies offers carriers software systems with functionality similar to the Company's services. Many of these larger companies have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical and marketing resources than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products and services, than the Company. If these companies were to introduce products or services that effectively compete with the Company's service offerings, they could be in a position to substantially lower the price of their 9-1-1 products and services or to bundle such products and services with their other product and service offerings.

     For the foregoing reasons, there can be no assurance that the Company will be able to compete successfully against its current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

     The Company's future success depends in large part on the continued service of its key management, sales, product development and operational personnel, including George Heinrichs, President and Chief Executive Officer, John Sims, Chief Operating Officer, and Nancy Hamilton, Chief Financial Officer, and on the Company's ability to continue to attract, motivate and retain highly qualified employees, including technical, managerial and sales and marketing personnel. Additionally, the Company expects to continue to expand the number of employees engaged in sales, marketing and product development. However, competition in the recruitment of highly qualified personnel in the software and telecommunications services industry is intense and has become particularly significant in the Denver metropolitan area. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon the Company's current business, development efforts and future business prospects. If such personnel do not remain active in the Company's business, the Company's operations could be materially adversely affected. The Company currently maintains key person life insurance policies with respect to Mr. Heinrichs, Mr. Sims and Ms. Hamilton, with coverage amounts of $3 million, $2 million and $1 million, respectively. The Company is the named beneficiary these policies.

DEPENDENCE ON PROPRIETARY RIGHTS

     The Company's success and its ability to compete depends significantly upon its proprietary rights. The Company relies primarily on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions to establish and protect its proprietary rights. There can be no assurance that such measures will be adequate to protect the Company's proprietary rights. Further, the Company may be subject to additional risks as it enters into transactions in foreign countries where intellectual property laws are not well developed or are difficult to enforce. Legal protections of the Company's proprietary rights may be ineffective in such countries. Litigation to defend and enforce the Company's intellectual property rights could result in substantial costs and diversion of resources, and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the final outcome of such litigation. Despite the Company's efforts to safeguard and maintain its proprietary rights, there can be no assurance that the Company will be successful in doing so or that the steps taken by the Company in this regard will be adequate to deter misappropriation or independent third-party development of the Company's technology, or to prevent an unauthorized third party from copying or otherwise obtaining and using the Company's technology. There also can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company. Any such events could have a material adverse effect on the Company's business, financial condition and results of operations.

     As the number of entrants to the Company's markets increases and the functionality of the Company's services and products increases and overlaps with the products and services of other companies, the Company may become subject to claims of infringement or misappropriation of the intellectual property rights of others. In certain of its customer agreements, the Company agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In certain limited instances, the amount of such indemnities may be greater than the revenue the Company may have received from the customer. There can be no assurance that third parties will not assert infringement or misappropriation claims against the Company in the future with respect to current or future product or service offerings. Any claims or litigation, with or without merit, could be time consuming, result in costly litigation or require the Company to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to the Company, if at all, and could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL SALES

     Although substantially all of the Company's revenue is generated from sales to customers in the United States, the Company has generated revenue in Canada and intends to enter additional international markets, which will require significant management attention and financial resources. International sales are subject to a variety of risks, including difficulties in establishing and managing international distribution channels, and in translating products and related materials into foreign languages. International operations are also subject to difficulties in collecting accounts receivable, staffing, managing personnel and enforcing intellectual property rights. Other factors that can adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers and economic or political changes in international markets. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. Furthermore, any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

RISKS RELATING TO POTENTIAL ACQUISITIONS

     As part of its overall strategy, the Company regularly evaluates opportunities to enter into strategic acquisitions, including potential business combinations and significant investments in complementary companies, assets, products and technologies, although the Company has no present arrangements, commitments or agreements with respect to any acquisition. Acquisitions involve a number of operating risks that could materially adversely affect the Company's business, financial condition and results of operations, including the diversion of management's attention to assimilate the operations, products and personnel of the acquired companies, the amortization of acquired intangible assets, and the potential loss of key employees of the acquired companies. Furthermore, acquisitions may involve businesses in which the Company lacks experience. Because management has limited experience in acquisitions and the Company has no experience in integrating acquired companies or technologies into its operations, there can be no assurance that the Company will be able to manage one or more acquisitions successfully, or that the Company will be able to integrate the operations, products or personnel gained through any such acquisitions without a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000 CAPABILITY

     Many currently installed computer and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

     The Company believes that the purchasing patterns of customers and potential customers may be significantly affected by Year 2000 issues. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase services such as those offered by the Company. Additionally, Year 2000 issues could cause a significant number of companies, including current customers of the Company, to re-evaluate their current system needs, and as a result, consider switching to other systems or suppliers. This could have a material adverse effect on the Company's business, financial condition and results of operations.

     Certain of the Company's current contracts with its customers require that the Company warrant Year 2000 capability by a certain date. Any failure to achieve Year 2000 compliance by such date could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company is designing its services and products to be Year 2000 capable and tests third-party software that is incorporated with the Company's services and products, there can be no assurance that the Company's services and products, particularly when such products and services incorporate third-party software, will contain all necessary date code changes in time. The Company expects to incur approximately $125,000 in costs in 1998 in making its services and products Year 2000 compliant. Any additional unanticipated expenses could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company utilizes off-the-shelf and custom software developed internally and by third parties. To the extent that such software and systems do not comply with Year 2000 requirements, there can be no assurance that potential systems interruptions or the cost necessary to update such software will not have a material adverse effect on the Company's business, financial condition and results of operations.

NO PRIOR PUBLIC MARKET; POTENTIAL VOLATILITY OF STOCK PRICE

      Prior to the Company's initial public offering in June 1998, there was no public market for the Company's Common Stock, and there can be no assurance that an active public market for the Company's Common Stock will develop or be sustained in the future. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the market price of the Company's Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS

    Sales of a substantial number of shares of Common Stock in the public market could adversely affect the market price for the Company's Common Stock. The number of shares of Common Stock available for sale in the public market is limited by restrictions under the Securities Act of 1933, as amended (the "Securities Act"), and lock-up agreements under which the holders of such shares agreed not to sell or otherwise dispose of any of their shares for a period of 180 days after the date of the prospectus for the Company's initial public offering (June 24, 1998) without the prior written consent of the BancAmerica Robertson Stephens. However, BancAmerica Robertson Stephens, in its sole discretion and at any time without notice, may release all or any portion of the securities subject to lock-up agreements. When determining whether or not to release shares from the lock-up agreements, BancAmerica Robertson Stephens may consider, among other factors, the holder's reasons for requesting the release, the number of shares for which the release is being requested and market conditions at the time. As a result of these restrictions, based on shares outstanding and options granted as of July 31, 1998, the following shares of Common Stock will be eligible for future sale: 7,156,469 shares are freely tradeable and an additional 6,970,470 shares will be eligible for sale upon expiration of the lock up agreements. In addition, the Company intends to register on a registration statement on Form S-8, during the third quarter of 1998, a total of 1,901,055 shares of Common Stock subject to outstanding options or reserved for issuance under the 1998 Stock Incentive Plan. Upon expiration of the lock-up agreements referred to above, holders of approximately 6,383,723 shares of Common Stock will be entitled to certain registration rights with respect to such shares. If such holders, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, such sales could have a material adverse effect on the market price for the Company's Common Stock.

CONTROL BY EXISTING STOCKHOLDERS; EFFECTS OF CERTAIN ANTI-TAKEOVER PROVISIONS

     Members of the Board of Directors and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 54.2% of the outstanding shares of Common Stock of the Company. Accordingly, these stockholders would, if acting in concert, be able to elect all members of the Company's Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership by such persons and entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. Certain provisions of the Company's Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, Delaware law and equity incentive plans also may discourage certain transactions involving a change in control of the Company. This level of ownership by such persons and entities, when combined with the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in control of the Company.

NO DIVIDENDS

     The Company has not paid any cash or other dividends on its Common Stock, nor does it expect to pay dividends in the foreseeable future.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

         None.

Item 2 - Changes in Securities and Use of Proceeds.

         On June 29, 1998, the Company consummated its initial public offering (the "Offering") of its common stock, par value $.001 per share (the "Common Stock"). The registration statement relating to this offering (File No. 333-49767) was declared effective on June 23, 1998. BancAmerica Robertson Stephens and Hambrecht & Quist were the managing underwriters of the Offering. The Offering terminated on July 22, 1998 upon the consummation of the sale of all of the shares subject to the underwriters' over-allotment option. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the amount sold by the Company and certain shareholders of the Company in the Offering were as follows:


                                     Shares          Aggregate                           Aggregate
                                   Registered     Price Registered     Amount Sold      Price Sold
                                   ----------     ----------------     -----------      ----------
        The Company                 2,415,000        $ 28,980,000      2,415,000 *    $ 28,980,000 *

        Selling Shareholders        1,380,000        $ 16,560,000      1,380,000 *    $ 16,560,000 *



The Company incurred the following estimated expenses with respect to the Offering during the period June 23, 1998 through July 22, 1998, none of which were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company:


         Underwriting Discounts                    Underwriters'    Other Estimated
            and Commissions        Finders' Fees      Expenses         Expenses        Total Expenses
         ----------------------    -------------   -------------    ---------------    --------------
            $ 2,028,600 *              $ 0             $ 0             $ 963,000 *      $ 2,991,600 *


The estimated net offering proceeds to the Company after deducting the foregoing discounts, commissions, fees and expenses were $25,988,400, of which $3,510,400 relates to the exercise of the underwriters' over-allotment option on July 22, 1998. The Company used a portion of the proceeds to repay $4.0 million in bank debt, the $450,000 balance on its line of credit, accrued interest on its bank debt and the $160,000 prepayment penalty related the $4.0 million bank debt. At the time of the initial public offering, 6,188,575 shares of the Company's Series A, B, C, D, E and F preferred stock were converted to common stock. In addition, a warrant to purchase 195,148 shares of common underlying certain bank debt was exercised for a nominal amount. No significant amount of the offering proceeds has been used for the construction of plant, building of facilities or the purchase or installation of machinery or equipment or for purchases of real estate or the acquisition of other businesses. None of such payments were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company. The Company expects to use its remaining net proceeds for product development and general corporate purposes, including working capital. A portion of the net proceeds also may be used for the acquisition of businesses, products and technologies that are complementary to those of the Company.

* Amounts reflect exercise of the underwriters' over-allotment option on July 22, 1998. The underwriters' over-allotment option included 315,000 shares on behalf of the Company for an aggregate price of $3,780,000 and 180,000 shares on behalf of selling shareholders for an aggregate price of $2,160,000. Underwriting discounts and commissions pertaining to the Company's portion of the over-allotment option were $269,600.

Item 3 - Defaults upon Senior Securities.

         None.

Item 4 - Submission of Matters to a Vote of Security Holders.

         None.

Item 5 - Other Information.

         None.

Item 6 - Exhibits and Reports on Form 8-K.

         (a)    Exhibits.

                  27     Financial Data Schedule

         (b)    Reports on Form 8-K.

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SCC Communications Corp.
                                                       (Registrant)

 August 7, 1998                                  \s\ George K. Heinrichs
----------------                                 ------------------------------
      Date                                       George K. Heinrichs, President
                                                 and Chief Executive Officer

 August 7, 1998                                  \s\ Nancy K. Hamilton
----------------                                 ------------------------------
      Date                                       Nancy K. Hamilton, Chief
                                                 Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
   27                    Financial Data Schedule