Form 10-Q
period 1998-09-30
SCC COMMUNICATIONS CORP
filed 1998-11-09
CIK 924505

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


    As of October 31, 1998, there were 10,822,477 shares of the Registrant's Common Stock outstanding.



================================================================================

                                      INDEX

PART 1 - FINANCIAL INFORMATION

      Item 1 - Financial Statements

              Balance Sheets as of September 30, 1998 (Unaudited) and December 31, 1997

              Statements of Operations for the three-months ended September 30, 1998 and 1997 and the nine-months ended September 30, 1998 and 1997 (Unaudited)

              Statements of Cash Flows for the nine-months ended September 30, 1998 and 1997 (Unaudited)

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

      Item 3 - Defaults on Senior Securities

      Item 4 - Submission of Matters to a Vote of Security Holders

      Item 5 - Other Information

      Item 6 - Exhibits and Reports on Form 8-K

      Signatures

                            SCC COMMUNICATIONS CORP.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        1998              1997
                                                                    ------------      ------------
                                                                    (UNAUDITED)
                               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...................................     $      8,522      $      2,503
  Short-term investments ......................................            6,997                --
  Accounts receivable, net of allowance for doubtful
     accounts of approximately $49 and $50 in
     1998 and 1997, respectively ..............................            4,427             2,328
  Unbilled project revenue ....................................            1,135               996
  Prepaids and other ..........................................              650               224
  Deferred income taxes-- current portion .....................            1,300             1,300
                                                                    ------------      ------------
          Total current assets ................................           23,031             7,351
                                                                    ------------      ------------

PROPERTY AND EQUIPMENT, at cost:
  Computer hardware and equipment .............................           22,711            18,844
  Furniture and fixtures ......................................              759               709
  Leasehold improvements ......................................            1,010               621
                                                                    ------------      ------------
                                                                          24,480            20,174
  Less -- Accumulated depreciation ............................          (10,012)           (8,136)
                                                                    ------------      ------------
          Total property and equipment ........................           14,468            12,038
                                                                    ------------      ------------

OTHER ASSETS ..................................................              113                86
LONG-TERM INVESTMENTS .........................................            5,744                --

DEFERRED INCOME TAXES-- NONCURRENT ............................            1,200             1,200

SOFTWARE DEVELOPMENT COSTS, net of accumulated
     amortization of $301 and $201 in 1998  and
     1997, respectively .......................................              582               431
                                                                    ------------      ------------
                                                                    $     45,138      $     21,106
                                                                    ============      ============

The accompanying notes to financial statements are an integral part of these balance sheets.

                            SCC COMMUNICATIONS CORP.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                           1998           1997
                                                                       ------------   ------------
                                                                       (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable................................................     $       762     $     965
  Payroll-related accruals........................................           1,017           780
  Other accrued liabilities.......................................           3,070         3,039
  Current portion of notes payable ...............................              --           986
  Current portion of capital lease obligations....................           2,216         1,638
  Deferred contract revenue.......................................           1,054         2,613
                                                                       -----------    ----------
          Total current liabilities...............................           8,119        10,021

LONG-TERM DEBT:
  Notes payable, net of current portion...........................              --         4,000
  Discount on long-term note payable..............................              --        (1,430)
  Capital lease obligations, net of current portion ..............           5,895         4,321
                                                                       -----------     ---------
          Total liabilities.......................................          14,014        16,912
                                                                       -----------     ---------

COMMITMENTS AND CONTINGENCIES (Note 4)

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
STOCK (Note 3)
  (Series A, B, C, D, E and F) $.001 par value; 6,188,575
     shares authorized; 6,188,575 shares issued
     and outstanding; entitled to $14,589 in 1997 in
     liquidation or upon redemption if requested by the
     holders after September 1, 1998, stated at
     redemption value (Note 3)....................................              --        14,589

PUTABLE COMMON STOCK WARRANT (Note 3).............................              --         1,472

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value; 15,000,000 shares
     authorized; none issued or outstanding.......................              --            --
  Common stock, $.001 par value; 30,000,000 shares
     authorized; 10,822,477 and 1,994,281
     shares issued in 1998 and 1997, respectively (Note 3)........              11             2
  Additional paid-in capital......................................          42,951           452
  Treasury stock, 36,250 shares, at cost..........................              --            (3)
  Stock subscriptions receivable..................................             (61)          (99)
  Accumulated deficit.............................................         (11,777)      (12,219)
                                                                       -----------     ---------
          Total stockholders' equity (deficit)....................          31,124       (11,867)
                                                                       -----------     ---------
                                                                       $    45,138     $  21,106
                                                                       ===========     =========

The accompanying notes to financial statements are an integral part of these balance sheets.

                            SCC COMMUNICATIONS CORP.

                            STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED



                                                                THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------     -------------------------------
                                                                      1998             1997              1998              1997
                                                                 ------------      ------------      ------------      ------------

 REVENUE:
   Data management services ................................     $      7,377      $      6,394      $     22,858      $     16,496
   Licenses and implementation services ....................            1,123               834             2,901             1,641
                                                                 ------------      ------------      ------------      ------------
          Total revenue ....................................            8,500             7,228            25,759            18,137
 COSTS AND EXPENSES:
   Cost of data management services ........................            5,260             4,174            15,299            10,732
   Cost of licenses and implementation
     services ..............................................              265               457               939               809
   Sales and marketing .....................................            1,073               901             3,109             2,901
   General and administrative ..............................            1,243               930             3,574             1,940
                                                                 ------------      ------------      ------------      ------------
          Total costs and expenses .........................            7,841             6,462            22,921            16,382
                                                                 ------------      ------------      ------------      ------------
 INCOME FROM OPERATIONS ....................................              659               766             2,838             1,755
 OTHER INCOME (EXPENSE):
   Interest and other income ...............................              298                17               362                86
   Interest and other expense ..............................             (118)             (210)             (764)             (637)
                                                                 ------------      ------------      ------------      ------------
 INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
   TAXES AND EXTRAORDINARY ITEM ............................              839               573             2,436             1,204
 PROVISION FOR INCOME TAXES ................................                8                40               120                84
                                                                 ------------      ------------      ------------      ------------
 NET INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY
   ITEM ....................................................              831               533             2,316             1,120
 DISCONTINUED OPERATIONS:
   Loss from operations of discontinued division,
     net of tax ............................................               --                --                --              (876)
   Loss from disposal of discontinued division .............               --                --                --            (2,032)
                                                                 ------------      ------------      ------------      ------------
 NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ...............              831               533             2,316            (1,788)
 EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT ......               --                --            (1,442)               --
                                                                 ------------      ------------      ------------      ------------
 NET INCOME (LOSS) .........................................     $        831      $        533      $        874      $     (1,788)
                                                                 ============      ============      ============      ============

 Dividends accrued on Series D, E and F
   mandatorily redeemable convertible preferred
   stock ...................................................               --              (185)             (355)             (555)
 Common stock warrant put price adjustment .................               --                --               (77)               --
                                                                 ------------      ------------      ------------      ------------
 NET INCOME (LOSS) APPLICABLE TO COMMON STOCK ..............     $        831      $        348      $        442      $     (2,343)
                                                                 ============      ============      ============      ============
 NET INCOME PER SHARE FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM (Notes 2 and 3):
   Basic ...................................................     $       0.08      $       0.19      $       0.36      $       0.31
                                                                 ============      ============      ============      ============
   Diluted .................................................     $       0.07      $       0.06      $       0.24      $       0.13
                                                                 ============      ============      ============      ============
 NET INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY
  ITEM (Notes 2 and 3):
   Basic ...................................................     $       0.08      $       0.19      $       0.36      $      (1.28)
                                                                 ============      ============      ============      ============
   Diluted .................................................     $       0.07      $       0.06      $       0.24      $      (0.21)
                                                                 ============      ============      ============      ============
 NET INCOME (LOSS) PER SHARE (Note 2):
   Basic ...................................................     $       0.08      $       0.19      $       0.09      $      (1.28)
                                                                 ============      ============      ============      ============
   Diluted .................................................     $       0.07      $       0.06      $       0.09      $      (0.21)
                                                                 ============      ============      ============      ============
 SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE
   (Note 2):
   Basic ...................................................       10,746,425         1,850,992         5,172,500         1,824,396
                                                                 ============      ============      ============      ============
   Diluted .................................................       11,322,876         8,723,960         9,757,457         8,705,183
                                                                 ============      ============      ============      ============

The accompanying notes to financial statements are an integral part of these statements.

                            SCC COMMUNICATIONS CORP.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                                                     NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                                ----------------------
                                                                                  1998          1997
                                                                                --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .........................................................   $    874      $ (1,788)
  Adjustments to reconcile net income (loss) to net cash provided by
    Operating activities --
    Amortization and depreciation ...........................................      3,155         2,555
    Amortization of note payable discount ...................................        148            --
    Accretion of and interest accrued on investments ........................       (259)           --
    Loss on disposal of discontinued division ...............................         --         2,032
    Gain on disposal of assets ..............................................         --           (40)
    Write off of note payable discount ......................................      1,282            --
    Provision for doubtful accounts .........................................         17            --

    Provision for estimated losses on contracts .............................        (38)          (10)
    Change in--
     Accounts receivable ....................................................     (2,116)       (1,137)
     Unbilled project revenue ...............................................       (139)          294
     Prepaids and other .....................................................       (453)         (253)
     Accounts payable .......................................................       (203)          857
     Accrued liabilities ....................................................        278           725
     Deferred contract revenue ..............................................     (1,559)          337
     Decrease in current assets and liabilities from discontinued
      operations ............................................................         --          (263)
                                                                                --------      --------
        Net cash provided by operating activities ...........................        987         3,309
                                                                                --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment .....................................     (2,085)       (1,545)
  Proceeds from sale of net assets ..........................................         --           602
  Purchase of investments....................................................    (12,482)           --
  Software development costs ................................................       (251)          (80)
                                                                                --------      --------
        Net cash used in investing activities ...............................    (14,818)       (1,023)
                                                                                --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable ...................................         --           575
  Principal payments on notes payable .......................................     (4,986)         (418)
  Principal payments on capital lease obligations ...........................     (1,248)       (2,413)
  Exercise of stock options .................................................         29            45
  Payments received from stock subscriptions ................................         38            --
  Proceeds from initial public offering and overallotment,
   net of underwriter's discount ............................................     26,952            --
  Costs related to initial public offering ..................................       (935)           --
                                                                                --------      --------
        Net cash provided by (used in) financing activities .................     19,850        (2,211)
                                                                                --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...................................      6,019            75
CASH AND CASH EQUIVALENTS, beginning of period ..............................      2,503            32
                                                                                --------      --------
CASH AND CASH EQUIVALENTS, end of period ....................................   $  8,522      $    107
                                                                                ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest ..................................   $    943      $    635
                                                                                ========      ========
  Cash paid during the period for taxes .....................................   $     92      $     18
                                                                                ========      ========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
  Dividends accrued on Series D, E and F Convertible Preferred
    Stock ...................................................................   $    355      $    555
                                                                                ========      ========
  Property acquired with capital leases .....................................   $  3,400      $  2,099
                                                                                ========      ========
  Accrual of costs related to initial public offering and overallotment .....   $     28      $     --
                                                                                ========      ========
  Conversion of preferred stock to common stock .............................   $ 14,944            --
                                                                                ========      ========
  Conversion of common stock warrants to common stock ........................  $  1,549            --
                                                                                ========      ========

The accompanying notes to financial statements are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

                  The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997, which are included in the Company's Registration Statement on Form S-1 (File No. 333-49767) which was declared effective by the Securities and Exchange Commission on June 23, 1998.

NOTE 2 - EARNINGS PER SHARE

               The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," by retroactively restating income
(loss) per share amounts for all periods presented. "Basic income (loss) per share" is determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. "Diluted income (loss) per share" includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. Potentially dilutive common stock options that were excluded from the calculation of diluted income per share because their effect is antidilutive totaled 37,622 and 31,072 for the three months ended September 30, 1998 and September 30, 1997, respectively and 149,270 and 39,442 for the nine months ended September 30, 1998 and September 30, 1997, respectively.

               A reconciliation of the numerators and denominators used in computing per share net income from continuing operations before extraordinary item is as follows:


                                                  THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------   -------------------------------
                                                         1998            1997             1998            1997
                                                     -----------     -----------      -----------      -----------

Numerator:
  Net income from continuing
      operations before extraordinary item
      (numerator for diluted loss
      per share)................................     $   831,000     $   533,000      $ 2,316,000      $ 1,120,000

  Dividends on Convertible
     Preferred Stock ...........................              --        (185,000)        (355,000)        (555,000)
  Common stock warrant put price
     adjustment.................................              --              --          (77,000)              --
                                                     -----------     -----------      -----------      -----------
       Numerator for basic
        income per share from
        continuing operations
        before extraordinary item...............     $   831,000     $   348,000      $ 1,884,000      $   565,000
                                                     ===========     ===========      ===========      ===========
Denominator for basic income
  (loss) per share:
  Weighted average common shares
   outstanding..................................      10,746,425       1,850,992        5,172,500        1,824,396
                                                     ===========     ===========      ===========      ===========
Denominator for diluted income
  (loss) per share:
  Convertible Preferred Stock ..................              --       6,188,575        3,921,698        6,188,575
  Weighted average common shares
   outstanding..................................      10,746,408       1,849,148        5,172,493        1,824,396
  Options issued to employees ..................         576,468         686,237          539,611          692,212
  Putable common stock warrant .................              --              --          123,655               --
                                                     -----------     -----------      -----------      -----------
     Denominator for diluted
     income (loss) per
     share .....................................      11,322,876       8,723,960        9,757,457        8,705,183
                                                     ===========     ===========      ===========      ===========

    Income (loss) per common share was computed as follows:

                                                      THREE MONTHS         NINE MONTHS
                                                   ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                                  -------------------- --------------------
                                                     1998         1997      1998       1997
                                                  ----------   --------   --------- -------

Basic income (loss) per share:
  Income per share from continuing
     operations..............................       $   0.08     $ 0.19   $  0.36    $ 0.31
  Net loss per share from discontinued
     operations..............................             --         --        --     (1.59)
  Net loss per share from
     extraordinary item......................             --         --     (0.27)       --
                                                    --------     ------   -------    ------
          Basic net loss per share...........       $   0.08     $ 0.19   $  0.09    $(1.28)
                                                    ========     ======   =======    ======
Diluted income (loss) per share:
  Income per share from continuing
     operations..............................       $   0.07     $ 0.06   $  0.24    $ 0.13
  Net loss per share from discontinued
     operations..............................            --         --        --     (0.34)
  Net loss per share from extraordinary
     item....................................            --         --     (0.15)       --
                                                    --------     ------   -------    ------
        Diluted income (loss) per share......       $   0.07     $ 0.06   $  0.09    $(0.21)
                                                    ========     ======   =======    ======

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

    SCC's data management services revenue is derived from contracts with ILECs, CLECs and wireless carriers pursuant to which the Company provides an outsourcing solution for its customers' 9-1-1 data management. Revenue included in data management services generally includes a non-recurring initial fee for the design and implementation of the 9-1-1 OSS, conversion of the customer's data to the Company's systems, hiring and training of personnel, and other costs required to prepare for the processing of customer data. Non-recurring fees are recognized on the percentage-of-completion method over the period required to perform the tasks necessary to prepare for the processing of customer data. The Company also generally receives a monthly service fee based on the number of subscriber records under management, which is recognized in the period in which the services are rendered. Data management services revenue also may include revenue from enhanced products and services, which are recognized in the period in which the services are performed. Related costs are expensed as they are incurred. Data management services revenue comprised 89% and 91% of the Company's total revenue in the nine months ended September 30, 1998 and 1997, respectively.

    SCC's licenses and implementation services revenue is derived from contracts with ILECs pursuant to which the Company provides a 9-1-1 software license or related products and services such as implementation, training, software enhancements and interfaces to its customers' systems. Licenses and implementation services revenue is recognized using the percentage-of-completion method. The related costs include third-party licenses, direct labor and related expenses, and are expensed as incurred. Subsequent to system installation, the Company provides its customers with maintenance services that are recognized ratably over the related contract period on a straight-line basis. The Company's licenses and implementation services revenue is derived from a limited number of customers and consequently the concentration of customers can result in quarterly fluctuations based on the timing of the signing of new contracts and completion of existing contracts. Margins on such contracts also may fluctuate based on the elements included in the contract. Licenses and implementation services revenue comprised 11% and 9% of the Company's total revenue in the nine months ended September 30, 1998 and 1997, respectively.

During the nine months ended September 30, 1998, the Company recognized approximately 84% of total revenue from continuing operations from Ameritech, AT&T, BellSouth Inc and U.S. WEST, each of which accounted for greater than 10% of the Company's total revenue in such period. During the nine months ended September 30, 1997, the Company recognized approximately 86% of total revenue from Ameritech, BellSouth Inc. and U.S. WEST, each of which accounted for greater than 10% of the Company's total revenue in such period. In the third quarter of 1998, one of the Company's licenses and implementation services customers, Bell Atlantic, who recently merged with Nynex, announced its decision to standardize its 9-1-1 hardware and software platform utilizing non-SCC systems that had been used by Nynex prior to the merger. This transition will occur over the course of approximately nine months, during which time SCC will continue to support the systems installed in Bell Atlantic and will co-operate fully to ensure a smooth transition of these systems. Bell Atlantic comprised approximately 7% of the Company's total revenue in the first nine months of 1998. See "Factors that May Affect Future Results -- Reliance on Significant Customers."

    As of December 31, 1997, the Company had net operating loss carryforwards of $9.6 million available to offset future net income for U.S. federal income tax purposes. Thus, the Company's income tax provision for past fiscal years consisted of alternative minimum taxes, state income taxes in states where the Company has not had net operating loss carryforwards to offset net income, and foreign taxes. As of December 31, 1997, the Company reversed $2.5 million of the valuation allowance on its deferred tax assets as the Company believes that it is more likely than not that such tax benefits will be realized. The Company evaluates the valuation allowance each accounting period and adjusted the valuation allowance for the utilization of the net operating loss carryforward for the nine months ended September 30, 1998. There is no assurance that the Company's remaining deferred tax benefit will be offset by future taxable income or will not be restricted in the future due to transactions entered into by the Company or changes in tax legislation.

    In June 1997, the Company sold the net assets of its Premise Products Division. The sale of the Company's Premise Products Division resulted in a net loss from the sale of $2.0 million. Net losses from operations of this division totaled $876,000 in the nine months ended September 30, 1997 and are presented in the Company's financial statements as loss from operations of discontinued division.

     In June and July 1998, the Company completed an initial public offering of its common stock, which generated proceeds of $26.0 million, net of the underwriter's discount and other estimated offering costs and including the exercise of the underwriters' overallotment option. See Note 3 to the accompanying financial statements and "Liquidity and Capital Resources."

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

    The Company's quarterly and annual operating results have varied significantly in the past. The variation in operating results will likely continue and may intensify. Although the Company was profitable in nine of its last ten quarters, there can be no assurance that the Company's profitability will continue in the future or, if the Company is profitable, that its levels of profitability will not vary significantly between quarters. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's operating results may fluctuate as a result of many factors, including the length of the sales cycles for new or existing customers, the size, timing or duration of significant customer contracts, fluctuations in number of subscriber records under management, timing or duration of service offerings, ability of the Company to hire, train and retain qualified personnel, increased competition, changes in operating expenses, changes in Company strategy, the financial performance of the Company's customers, changes in telecommunications legislation and regulations that may affect the competitive environment for the Company's services, and general economic factors. The Company's contracts for 9-1-1 OSS services generally include a non-recurring initial fee, and therefore, the Company may recognize significantly increased revenue for a short period of time upon commencing services for a new customer.

    The Company's expense levels are based in significant part on its expectations regarding future revenue. The Company's revenue is difficult to forecast because the market for the Company's 9-1-1 OSS services is rapidly evolving. In addition, the Company's sales cycle and the size and timing of significant customer contracts, license fees and non-recurring initial fees vary substantially among customers depending on the level of service provided. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall could therefore have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company hired additional employees in recent fiscal years, and expects to continue hiring additional employees during 1998. The Company expects that this increase will affect the Company's operating margins for the short term. There can be no assurance that the Company can continue to report operating profits, and failure to do so is likely to have a material adverse effect on the Company's financial results. See "Factors That May Affect Future Results -- Significant Fluctuations in Quarterly Results of Operations" and "-- Management of Change."

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenue

                  Total Revenue. Total revenue increased 18%, from $7.2 million in the third quarter of 1997 to $8.5 million in the third quarter of 1998.

                  Data Management Services Revenue. Revenue from data management services increased 15%, from $6.4 million in the third quarter of 1997 to $7.4 million in the third quarter of 1998, representing 88% and 87% of total revenue for such periods, respectively. The increase resulted primarily from (i) monthly fees from wireless customers in the third quarter of 1998, as the Company did not begin to earn monthly fees from wireless carriers until the fourth quarter of 1997, (ii) increased monthly fees from wireline customers, as the number of records under management increased, and (iii) increased non-recurring and monthly fees from enhanced services provided in the third quarter of 1998. These increases were offset by a decrease in non-recurring fees for both wireless and wireline customers.

                  Licenses and Implementation Services. Revenue from licenses and implementation services increased 35%, from $834,000 in the third quarter of 1997 to $1.1 million in the third quarter of 1998, primarily due to an increase in warranty fees recognized during the third quarter of 1998.

Costs and Expenses

                  Cost of Data Management Services. Cost of data management services consists primarily of labor and costs of interconnection with customers' systems and the Company's infrastructure. Cost of data management services increased 26%, from $4.2 million in the third quarter of 1997 to $5.3 million in the third quarter of 1998, representing 58% and 62% of total revenue for such periods, respectively, and 65% and 71% of data management services revenue in the third quarter of 1997 and third quarter of 1998, respectively. The dollar increase was due to the addition of personnel and installation of equipment and telephone lines to accommodate growth in the Company's wireless and wireline operations. The percentage increase occurred primarily because demand for the Company's wireless and enhanced services has been slower than anticipated, although the Company has built the infrastructure to service the anticipated demand.

                  Cost of Licenses and Implementation Services. Cost of licenses and implementation services consists primarily of labor, license fees for third party software and related expenses. Cost of licenses and implementation services decreased 42%, from $457,000 in the third quarter of 1997 to $265,000 in the third quarter of 1998, representing 6% and 3% of total revenue for such periods, respectively. Additionally, cost of licenses and implementation services revenue represented 55% and 24% of licenses and implementation services revenue in the third quarter of 1997 and third quarter of 1998, respectively. The decrease as a percent of licenses and implementation services revenue resulted from a higher portion of warranty revenue in the third quarter of 1998 compared to the third quarter of 1997. Warranty revenue carries a higher margin than installation services revenue. In addition, the Company's spending related to certain projects was less than anticipated, resulting in a decrease in the amount accrued.

                  Sales and Marketing. Sales and marketing expenses consist primarily of expenses related to salaries and commissions, travel, trade shows and sales collateral. Sales and marketing expenses increased 19%, from $901,000 in the third quarter of 1997 to $1.1 million in the third quarter of 1998, representing 12% and 13% of total revenue in such quarters, respectively. The dollar increase was due to the addition of personnel and the hiring of a public relations firm in 1998. The increases were offset by the transfer of a vice president to a general and administrative position in 1998.

                  General and Administrative. General and administrative expenses consist primarily of expenses related to the Company's information systems, finance, human resources, legal, executive and financial planning departments. General and administrative expenses increased 34%, from $930,000 in the third quarter of 1997 to $1.2 million in the third quarter of 1998, representing 13% and 15% of total revenue in the third quarter of 1997 and third quarter of 1998, respectively. The dollar increase was due to (i) addition of personnel and computer equipment in the accounting, information systems and human resources departments to support the Company's growth, (ii) strategic consulting costs incurred in 1998, (iii) investor relations consulting costs incurred as the Company went public in the second quarter of 1998, and (iv) the transfer of a vice president from a marketing position to a general and administrative position.

                  Other income (expense), net. Net other income (expense) consists primarily of interest expense from the Company's borrowings and leases for capital equipment, offset by interest income earned on the Company's cash balances. Net other expense was $193,000 in the third quarter of 1997 compared to net other income of

$180,000 in the third quarter of 1998, representing (3)% and 2% of total revenue for such periods, respectively. The dollar increase was primarily due to a decrease in interest expense related to the repayment of certain bank debt and capital leases that were outstanding in the third quarter of 1997 and interest earned from the investment of funds received from the Company's initial public offering in June and July of 1998.

                  Provision for Income Taxes. The Company's income tax provision decreased from $40,000 in the third quarter of 1997 to $8,000 in the third quarter of 1998. The Company decreased its effective tax rate due to expected utilization of net operating loss carryforwards in states where the Company is generating taxable income.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenue

                  Total Revenue. Total revenue increased 42%, from $18.1 million in the nine months ended September 30, 1997 to $25.8 million in the nine months ended September 30, 1998.

                  Data Management Services Revenue. Revenue from data management services increased 39%, from $16.5 million in the nine months ended September 30, 1997 to $22.9 million in the nine months ended September 30, 1998, representing 91% and 89% of total revenue for such periods, respectively. The increase resulted primarily from (i) non-recurring and monthly fees from wireless customers in the first nine months of 1998 due to the signing of additional wireless contracts in 1998, (ii) increased monthly fees from wireline customers, as the Company was in the process of transitioning the records of a major customer during the first nine months of 1997 and due to an increase in records under management for existing customers, and (iii) non-recurring and monthly fees from enhanced services provided in the first nine months of 1998.

                  Licenses and Implementation Services Revenue. Revenue from licenses and implementation services increased 77%, from $1.6 million in the nine months ended September 30, 1997 to $2.9 million in the nine months ended September 30, 1998, primarily due to a new contract that was signed in the beginning of the second quarter of 1998.

Costs and Expenses

                  Cost of Data Management Services. Cost of data management services increased 43%, from $10.7 million in the nine months ended September 30, 1997 to $15.3 million in the nine months ended September 30, 1998, representing 59% of total revenue in each of such periods. Additionally, cost of data management services represented 65% and 67% of data management services revenue in the nine month periods ended September 30, 1997 and 1998, respectively. The dollar increase was due to the addition of personnel, installation of equipment and telephone lines and the expansion of facilities to accommodate growth in the Company's wireless and wireline operations. The percentage increase occurred primarily because demand for the Company's wireless services has been slower than anticipated, although the Company has built the infrastructure to service the anticipated demand.

                  Cost of Licenses and Implementation Services. Cost of licenses and implementation services increased 16%, from $809,000 in the nine months ended September 30, 1997 to $939,000 in the nine months ended September 30, 1998, representing 4% of total revenue in each of such periods. Additionally, cost of licenses and implementation services represented 49% and 32% of licenses and implementation services revenue in the nine months ended September 30, 1997 and nine months ended September 30, 1998, respectively. The dollar increase was due to costs related to a new contract in the beginning of the second quarter of 1998. The decrease as a percent of licenses and implementation services revenue resulted primarily from (i) the completion of contracts that were in process in the first nine months of 1997, which had higher cost elements, including third-party software, than the contracts that were in process in the first nine months of 1998, (ii) a larger portion of the revenue related to maintenance in 1998, which has a higher gross margin than implementation services, and (iii) the Company's spending related to certain projects was less than anticipated, resulting in a decrease in the amount accrued.

                  Sales and Marketing. Sales and marketing expenses increased 7%, from $2.9 million for the nine months ended September 30, 1997 to $3.1 million for the nine months ended September 30, 1998, representing 16% and 12% of total revenue for such periods, respectively. The dollar increase was due to the addition of personnel and the hiring of a public relations firm in 1998. The increases were partially offset by decreases related to recruiting-related costs incurred in the second quarter of 1997 that did not recur in the first nine months of 1998 and the transfer of a vice president to a general and administrative position.

                  General and Administrative. General and administrative expenses increased 84%, from $1.9 million for the nine months ended September 30, 1997 to $3.6 million in the nine months ended September 30, 1998, representing 11% and 14% of total revenue for such periods, respectively. The dollar increase was due to (i) the reassignment of certain continuing resources, infrastructure and related general and administrative expenses applicable to continuing operations, (ii) the addition of personnel and computer equipment in the accounting, information systems and human resources departments to support the Company's growth, (iii) strategic consulting costs incurred in 1998, (iv) investor relations consulting costs incurred as the Company went public in the second quarter of 1998, and (iv) the transfer of a vice president from a marketing position to a general and administrative position.

                  Other Expenses, Net. Net other expenses decreased 27%, from $551,000 in the nine months ended September 30, 1997 to $402,000 in the nine months ended September 30, 1998, representing 3% and 2% of total revenue in the nine months ended September 30, 1997 and nine months ended September 30, 1998, respectively. The dollar decrease was primarily due to a decrease in interest expense resulting from a lower average debt balance outstanding in 1998, as the Company repaid certain bank debt and capital lease obligations. In addition, the Company earned interest income on the proceeds from its initial public offering, which occurred in June and July of 1998.

                  Provision for Income Taxes. The Company's income tax provision increased from $84,000 in the nine months ended September 30, 1997 to $120,000 in the nine months ended September 30, 1998 due to an increase in taxable income in states in which the Company did not have net operating loss carryforwards available to offset net income. However, the effective tax rate decreased due to the expected utilization of loss carryforwards in states where the Company is generating taxable income.

                  Extraordinary Item. The Company recorded a charge of $1.4 million in the second quarter of 1998 related to the write-off of the remaining debt discount and other costs associated with the early extinguishment of the Company's bank debt.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception the Company has funded its operations with cash provided by operations, supplemented by equity and debt financing and leases on capital equipment. As of September 30, 1998, the Company had $21.3 million in cash and cash equivalents and investments and $4.4 million in net accounts receivable.

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

     The Company repaid $2.3 million and $1.8 million of other bank debt and capital lease obligations during the nine months ended September 30, 1997 and nine months ended September 30, 1998, respectively, net of borrowings of $575,000 in the nine months ended September 30, 1997. Additionally, the Company used $1.6 million and $2.3 million during the nine months ended September 30, 1997 and nine months ended September 30, 1998, respectively, for the purchase of capital assets and software development. The Company anticipates that its level of spending for capital expenditures in the first nine months of 1998 will continue during 1998, although it currently has no material commitments for capital expenditures.

     The Company has a line of credit with a bank equal to the lesser of 75% of qualifying accounts receivable or $2.0 million available to meet operating needs. Amounts borrowed under the line of credit bear interest at prime rate (8.25% at September 30, 1998) and are due April 15, 1999. The credit line is collateralized by certain assets of the Company. As of September 30, 1998, no borrowings were outstanding on the line of credit.

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

      The Company uses off-the-shelf and custom software developed internally and by third parties for its production systems. The Company has completed its assessment of and begun implementing a plan for the programming and testing of its internally developed software to make it Year 2000 compliant. In addition, the Company has identified which of its third party production systems it believes have date-sensitive applications to determine where Year 2000 issues may exist. The Company has contacted the third-party suppliers and is awaiting responses to determine whether the hardware and software is Year 2000 compliant and, if not, what steps must be taken to make such systems compliant. The Company has begun to upgrade and test certain third party systems for which an upgrade is currently available.

     The Company estimates that its total costs to convert its production systems to be Year 2000 compliant, including primarily internal labor and third party hardware and software costs, will be approximately $400,000, of which approximately 70% has been incurred. The Company expects to complete the conversion of its production systems in the first half of 1999. However, there can be no assurance that unidentified Year 2000 problems will not cause the Company to incur material expenses in responding to such problems or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to the extent that such software and systems do not comply with Year 2000 requirements, there can be no assurance that potential systems interruptions, the Company's potential inability to meet its contractual obligations or the cost necessary to update such software will not have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's current contracts with its customers require that the Company warrant Year 2000 capability by a certain date. Any failure to achieve Year 2000 compliance by such date could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also in the process of assessing its IT and non-IT (fax machines, photocopiers, telephone switches, security systems and other common office devices) related systems. The Company is performing an inventory of systems used in the Company's IT and non-IT applications and is determining which applications have a mission critical effect on the Company's ability to continue operations. The Company intends to complete this assessment by January 1999. In addition, the Company has begun to contact third party suppliers regarding Year 2000 compliance but has only recently begun to receive responses. The Company believes that it may be required to upgrade certain third party systems, some of which may have otherwise been necessary for normal operating purposes. Failure of one or more of these internal systems to become Year 2000 compliant could impair the Company's ability to communicate with its customers and perform critical business operations and could cause the Company to process information manually or limit access to data.

     Although the Company does not have a formal contingency plan with respect to Year 2000 issues, it is continually monitoring the risks involved. Although the Company expects to identify and resolve all Year 2000 issues that could materially affect its business operations, the Company believes it is not possible to determine with complete certainty that all Year 2000 issues will be identified or corrected in time. If the costs to convert the Company's systems to be Year 2000 compliant are greater than anticipated or if the Company's systems do not contain all necessary date code changes in time, there is no assurance that system interruptions or an inability to meet contractual obligations would not occur or that such occurrences would not have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results -- Year 2000 Capability."

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

Statement of Position 98-5

     In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 and the Company believes SOP 98-5 will not materially impact its financial statements.

Statement of Financial Accounting Standards No. 133

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Statement No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement No. 133 cannot be applied retroactively. Statement No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

     The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133. The Company's management has not yet quantified the impacts of adopting Statement 133 on the Company's financial statements and has not determined the timing of or method of the Company's adoption of Statement No. 133. However, should the Company determine to utilize the arrangements covered by Statement No. 133, the Statement could increase volatility in earnings and other comprehensive income. Because the Company has not historically entered into such arrangements, management believes that the Statement No. 133 will not significantly affect its financial reporting.

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

SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

     The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock. Although the Company was profitable in nine of its last ten quarters, there can be no assurance that the Company's profitability will continue in the future or, if the Company is profitable, that its levels of profitability will not vary significantly between quarters.

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

     The Company's expense levels are based in significant part on its expectations regarding future revenue. The Company's revenue is difficult to forecast because the market for the Company's services is evolving rapidly and the length of the Company's sales cycle, the size and timing of significant customer contracts and license fees and the timing of recognition of non-recurring initial fees vary substantially among customers. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall could therefore have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company hired a significant number of employees in 1996, 1997 and the first three quarters of 1998, and expects to continue hiring additional employees during the remainder of 1998. The Company expects that this increase will affect the Company's operating margins for the short term. There can be no assurance that the Company can continue to report operating profits, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RELIANCE ON SIGNIFICANT CUSTOMERS

     The Company historically has depended on, and expects to continue to depend on, large contracts from a limited number of significant customers. During the nine months ended September 30, 1998, the Company recognized approximately 84% of its total revenue from continuing operations from Ameritech, BellSouth Inc. and U.S. WEST, each of which accounted for greater than 10% of the Company's revenue in such period. During the nine months ended September 30, 1997, the Company recognized approximately 86% of its total revenue from continuing operations from Ameritech, AT&T, BellSouth Inc. and U.S. WEST, each of which accounted for greater than 10% of the Company's revenue in such period. The Company believes that these customers will continue to represent a substantial portion of the Company's total revenue in the future. Certain of the Company's contracts with these customers allow them to cancel their contracts with the Company in the event of changes in regulatory, legal, labor or business conditions. The Company's contracts with these customers expire between 2002 and 2005. The loss of any of these customers would have a material adverse effect on the Company's business, financial condition and results of operations. Recently SBC Communications, Inc., which is not a customer of the Company, agreed to acquire Ameritech. The Company cannot predict what effect, if any, this acquisition will have on the Company and there can be no assurance that this acquisition or any future consolidation in the telecommunications industry will not have a material adverse effect on the Company's business, financial condition and results of operation. None of the Company's major customers has any obligation to purchase additional products or additional services beyond those currently contemplated by their existing contracts. Consequently, the failure by the Company to develop relationships with significant new customers could have a material adverse effect on the rate of growth in the Company's revenue, if any. If the Company fails to monitor and maintain adequately the quality and expand the breadth of its services and products, advance its technology or continue to price its services and products competitively, one or more of its major customers may select alternative providers or seek to develop services and products internally.

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

FIXED PRICE CONTRACTS AND OTHER PROJECT RISKS

     During the nine months ended September 30, 1998 and year ended December 31, 1997, approximately 80% and 75%, respectively, of the Company's revenue was generated on a fixed price per subscriber basis. The Company generally enters into contracts with a ten-year term for wireline data management services and with a two-to-five-year term for wireless data management services for which the Company generally receives a fixed monthly fee based upon the number of subscribers and upon the services selected by the customer. Therefore, the Company's failure to estimate accurately the resources required for a fixed price per subscriber contract could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

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

DEPENDENCE ON KEY PERSONNEL

     The Company's future success depends in large part on the continued service of its key management, sales, product development and operational personnel, including George Heinrichs, President and Chief Executive Officer, John Sims, Chief Operating Officer, and Nancy Hamilton, Chief Financial Officer, and on the Company's ability to continue to attract, motivate and retain highly qualified employees, including technical, managerial and sales and marketing personnel. Additionally, the Company expects to continue to expand the number of employees engaged in sales, marketing and product development. However, competition in the recruitment of highly qualified personnel in the software and telecommunications services industry is intense and has become particularly significant in the Denver metropolitan area. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon the Company's current business, development efforts and future business prospects. If such personnel do not remain active in the Company's business, the Company's operations could be materially adversely affected. The Company currently maintains key person life insurance policies with respect to Mr. Heinrichs, Mr. Sims and Ms. Hamilton, with coverage amounts of $3 million, $2 million and $1 million, respectively. The Company is the named beneficiary on these policies.

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

      The Company uses off-the-shelf and custom software developed internally and by third parties for its production systems. The Company has completed its assessment of and begun implementing a plan for the programming and testing of its internally developed software to make it Year 2000 compliant. In addition, the Company has identified which of its third party production systems it believes have date-sensitive applications to determine where Year 2000 issues may exist. The Company has contacted the third-party suppliers and is awaiting responses to determine whether the hardware and software is Year 2000 compliant and, if not, what steps must be taken to make such systems compliant. The Company has begun to upgrade and test certain third party systems for which an upgrade is currently available.

     The Company estimates that its total costs to convert its production systems to be Year 2000 compliant, including primarily internal labor and third party hardware and software costs, will be approximately $400,000, of which approximately 70% has been incurred. The Company expects to complete the conversion of its production systems in the first half of 1999. However, there can be no assurance that unidentified Year 2000 problems will not cause the Company to incur material expenses in responding to such problems or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to the extent that such software and systems do not comply with Year 2000 requirements, there can be no assurance that potential systems interruptions, the Company's potential inability to meet its contractual obligations or the cost necessary to update such software will not have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's current contracts with its customers require that the Company warrant Year 2000 capability by a certain date. Any failure to achieve Year 2000 compliance by such date could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also in the process of assessing its IT and non-IT (fax machines, photocopiers, telephone switches, security systems and other common office devices) related systems. The Company is performing an inventory of systems used in the Company's IT and non-IT applications and is determining which applications have a mission critical effect on the Company's ability to continue operations. The Company intends to complete this assessment by January 1999. In addition, the Company has begun to contact third party suppliers regarding Year 2000 compliance but has only recently begun to receive responses. The Company believes that it may be required to upgrade certain third party systems, some of which may have otherwise been necessary for normal operating purposes. Failure of one or more of these internal systems to become Year 2000 compliant could impair the Company's ability to communicate with its customers and perform critical business operations and could cause the Company to process information manually or limit access to data.

     Although the Company does not have a formal contingency plan with respect to Year 2000 issues, it is continually monitoring the risks involved. Although the Company expects to identify and resolve all Year 2000 issues that could materially affect its business operations, the Company believes it is not possible to determine with complete certainty that all Year 2000 issues will be identified or corrected in time. If the costs to convert the Company's systems to be Year 2000 compliant are greater than anticipated or if the Company's systems do not contain all necessary date code changes in time, there is no assurance that system interruptions or an inability to meet contractual obligations would not occur or that such occurrences would not have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results -- Year 2000 Capability."

NO PRIOR PUBLIC MARKET; POTENTIAL VOLATILITY OF STOCK PRICE

      Prior to the Company's initial public offering in June 1998, there was no public market for the Company's Common Stock. Since completion of the Company's initial public offering, average daily trading volume of the Company's Common Stock in the Nasdaq National Market has been relatively low. There can be no assurance that a more active public market for the Company's Common Stock will develop or be sustained in the future. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the market price of the Company's Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS

    Sales of a substantial number of shares of Common Stock in the public market could adversely affect the market price for the Company's Common Stock. The number of shares of Common Stock available for sale in the public market is limited by restrictions under the Securities Act of 1933, as amended (the "Securities Act"), and lock-up agreements under which the holders of such shares agreed not to sell or otherwise dispose of any of their shares for a period of 180 days after the date of the prospectus for the Company's initial public offering (June 24, 1998) without the prior written consent of the BancAmerica Robertson Stephens. However, BancAmerica Robertson Stephens, in its sole discretion and at any time without notice, may release all or any portion of the securities subject to lock-up agreements. When determining whether or not to release shares from the lock-up agreements, BancAmerica Robertson Stephens may consider, among other factors, the holder's reasons for requesting the release, the number of shares for which the release is being requested and market conditions at the time. As a result of these restrictions, based on shares outstanding and options granted as of September 30, 1998, the following shares of Common Stock will be eligible for future sale: 4,507,773 shares are freely tradeable and an additional 8,147,559 shares will be eligible for sale upon expiration of the lock up agreements. In addition, the Company registered on a registration statement on Form S-8, during the third quarter of 1998, a total of 1,901,055 shares of Common Stock subject to outstanding options or reserved for issuance under the 1998 Stock Incentive Plan. Upon expiration of the lock-up agreements referred to above, holders of approximately 5,441,669 shares of Common Stock will be entitled to certain registration rights with respect to such shares. If such holders, by exercising their registration rights, cause a large number of shares to be registered and sold in the public market, such sales could have a material adverse effect on the market price for the Company's Common Stock.

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

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

         None.

Item 2 - Changes in Securities and Use of Proceeds.

On June 29, 1998, the Company consummated its initial public offering (the "Offering") of its common stock, par value $.001 per share (the "Common Stock"). The estimated net offering proceeds to the Company after deducting the foregoing discounts, commissions, fees and expenses were $25,988,400, of which $3,510,400 relates to the exercise of the underwriters' over-allotment option on July 22, 1998. Through September 30, 1998, the proceeds of the offering have been applied as follows:

        Aggregate offering price                        $28,980,000

        Direct and indirect payment to others for:
          Underwriting discounts and commissions          2,028,600
          Other offering expenses *                         963,000
          Construction of building and facilities           300,000
          Repayment of indebtedness                       4,610,000


None of such payments were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company. The Company expects to use its remaining net proceeds for product development and general corporate purposes, including working capital. A portion of the net proceeds also may be used for the acquisition of businesses, products and technologies that are complementary to those of the Company. The Company invested approximately $15 million of the offering proceeds in an investment portfolio consisting mostly of high grade bonds and commercial paper.

* Estimated; approximately $935,000 of the estimated other offering expenses were paid through September 30, 1998.

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

                                       SCC Communications Corp.
                                             (Registrant)

November 5, 1998                       \s\ George K. Heinrichs
----------------                       -------------------------
     Date                              George K. Heinrichs, President
                                       and Chief Executive Officer

November 5, 1998                       \s\ Nancy K. Hamilton
----------------                       -------------------------
     Date                              Nancy K. Hamilton, Chief
                                       Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
------              -----------

  27           Financial Data Schedule