Form 10-K405
period 1998-12-31
SCC COMMUNICATIONS CORP
filed 1999-03-31
CIK 924505

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO          .

                       COMMISSION FILE NUMBER: 000-29678

                            SCC COMMUNICATIONS CORP.
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                                    84-0796285
 (State or Other Jurisdiction of                                     (I.R.S. Employer
Incorporation or Organization)                                    Identification Number)

        6285 LOOKOUT ROAD                                                 80301
        BOULDER, COLORADO
(Address of Principal Executive Offices)                                (Zip Code)

Registrant's Telephone Number, Including Area Code: (303) 581-5600

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

                    Common Stock, par value $.001 per share
                    ---------------------------------------
                                (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 26, 1999 as reported on the Nasdaq National Market, was approximately $19,190,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 28, 1999, Registrant had outstanding 10,890,904 shares of Common Stock.



                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

================================================================================

                            SCC COMMUNICATIONS CORP.
                        1998 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                        PART I

Item 1.  Business.....................................................................            3
Item 2.  Properties...................................................................           21
Item 3.  Legal Proceedings............................................................           22
Item 4.  Submission of Matters to a Vote of Security Holders..........................           22

                                       PART II
Item 5a.  Market for Registrant's Common Equity and Related Stockholder Matters.......           22
Item 5b.  Changes in Securities and Use of Proceeds...................................           22
Item 6.  Selected Financial Data......................................................           23
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of              24
         Operations...................................................................
Item 7a. Quantitative and Qualitative Disclosures About Market Risk...................           30
Item 8.  Financial Statements and Supplementary Data..................................           31
Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial
         Disclosure...................................................................           48

                                       PART III
Item 10.  Directors and Executive Officers of Registrant..............................           48
Item 11.  Executive Compensation......................................................           49
Item 12.  Security Ownership of Certain Beneficial Owners and Management..............           53
Item 13.  Certain Relationships and Related Transactions..............................           54

                                        PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............           55
Signatures............................................................................           56

ITEM 1.  BUSINESS

The Company

  SCC Communications Corp. ("SCC" or the "Company") is the leading provider of 9-1-1 operations support systems ("OSS") services to telecommunications carriers, including incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs") and wireless carriers in the United States. The Company has redefined the U.S. market for 9-1-1 OSS by creating the first and largest 9-1-1 service bureau, the SCC National Data Services Center ("NDSC"), with over 77 million subscriber data records under management throughout North America.

  Through the NDSC, the Company manages the data that enable a 9-1-1 call to be routed to the appropriate public safety agency ("PSAP") with accurate and timely information about the caller's identification, call-back number and location. Through the NDSC, SCC performs the complex data screening and preparation necessary to initialize properly the underlying systems for 9-1-1 call routing and information display for the call taker. SCC's NDSC frequently receives and processes electronic transmissions from telecommunications carriers detailing subscriber and coverage updates and public safety jurisdiction boundary changes from PSAPs. Records identified as potentially having problems are separated automatically and reviewed and analyzed by SCC's data integrity team. This complex and detailed process allows SCC's customers to comply with regulatory mandates, and to provide additional value-added services.

  The NDSC offers a comprehensive, cost-effective solution offering a high level of security and survivability. Through the NDSC, SCC's customers may outsource virtually all aspects of the operations of their 9-1-1 data management operations, including system activation, routine data administration, event transaction processing and performance management. Representative telecommunications carriers using SCC's OSS services include Ameritech, AT&T Wireless Services, BellSouth Inc., MCI Worldcom and Sprint PCS. In November 1998, the Company signed a contract with the General Services Commission of the
State of Texas to offer SCC's OSS services on a statewide basis.   In addition,
the Company licenses its 9-1-1 OSS software to carriers that wish to manage the delivery of 9-1-1 data management services in-house.

  The Company was incorporated in July 1979 in the State of Colorado under the name Systems Concepts of Colorado, Inc. and was reincorporated in September 1993 in the State of Delaware under the name SCC Communications Corp.

Industry Background

  Historically, telecommunications carriers in the United States operated in a highly regulated environment, with both local and long distance service providers operating as monopolies. Burgeoning long-distance competition in the 1970s led the government in 1984 to divest AT&T into a competitive long distance company and seven independent Regional Bell Operating Companies ("RBOCs") offering local service and local access to long distance service. In the early 1990's, these RBOCs and other ILECs, anticipating regulatory changes that would introduce competition in their local exchange markets, began restructuring their service models to provide increased operating efficiencies and new revenue opportunities. Competitive pressures on the ILECs intensified with the passage of the Telecommunications Act of 1996 (the "1996 Act"), which encouraged CLECs, long distance carriers and wireless carriers to enter local exchange markets. In addition, the 1996 Act required each ILEC to modify its technical infrastructure to allow for fair and equal access by competitive carriers. Competition has spurred telecommunications carriers to differentiate their service offerings, improve service quality, decrease time to market, introduce new services and increase cost efficiencies. To gain these advantages, carriers streamlined their business practices, in part by updating technological infrastructure and outsourcing certain functions such as 9-1-1 OSS services.

  Previously, carriers operated effectively using closed and proprietary systems to provision and manage their networks. In order to deliver services demanded by an increasingly competitive market, service providers today require more advanced service provisioning, operations, customer care and billing, and planning and engineering systems. These systems that collectively constitute a carrier's OSS directly support the routine processes and procedures of a carrier's telecommunications operating infrastructure. Historically, carriers' OSS have often been "legacy" mainframe-based systems using incompatible and inflexible software and technologies. These OSS were further strained by the many incremental changes made to accommodate new technologies, such as new advanced switching capabilities, and to accommodate new value-added services. Recent improvements in OSS, however, have allowed carriers to offer more advanced services by incorporating new technologies to improve the reliability of existing infrastructure and to comply with the regulatory requirements of the 1996 Act. For example, next-generation customer care and billing systems interact with multiple carriers' systems across the increasingly complex telecommunications network environment, collect and process customer data and generate invoices, enhance the billing collection process, and provide information regarding customer behavior. 9-1-1, another essential OSS service, similarly requires close coordination of data and network elements, because changes in customer service information usually affect the data needed for 9-1-1 services.

  9-1-1 service involves the routing of emergency calls to the appropriate PSAP responsible for dispatching police, fire and other emergency services. Most jurisdictions in the United States now provide enhanced 9-1-1 services ("Enhanced 9-1-1 or E9-1-1"), which provides the caller's telephone number and location to the call taker at the PSAP. When a caller dials 9-1-1, information about the caller's location, telephone number and the jurisdictionally appropriate PSAP must be accessed quickly from the network and from mission-critical data servers. Current, accurate information about subscribers is needed to facilitate a prompt response to a 9-1-1 call. Each service order received by a carrier and each change in PSAP jurisdiction, including expansion to accommodate new addresses, may affect the information required for the proper handling of a 9-1-1 call. Thus, delivery of 9-1-1 service presents a difficult OSS challenge because it requires the coordination of data from multiple sources, the review and processing of the data, the resolution of data errors and conflicts and the insertion of the data into network and mission-critical data servers.

  Today, 9-1-1 is a fundamental element of local exchange service and carriers' OSS infrastructure. According to the National Emergency Number Association, nearly 93% of the current wireline telephone subscribers in the United States are covered by some type of 9-1-1 service and 95% of that coverage is E9-1-1 service. The provisioning of 9-1-1 services presents even greater challenges for wireless carriers, since by definition, a mobile caller's location is constantly changing. The Cellular Telephone Information Association estimates that approximately 98,000 9-1-1 calls are made each day from wireless phones. The Company believes that approximately 25% of wireless callers cannot identify the location from where they are calling. Most wireless infrastructure requires modification to enable wireless calls to be accurately routed to the appropriate PSAP.

  Recognizing the public safety need for improved wireless 9-1-1 services, the Federal Communications Commission (the "FCC") issued Report & Order 94-102 (the "Order") on June 12, 1996, a directive that mandated a two-phased adoption of E 9-1-1 technology by wireless carriers. Phase I requires wireless carriers to provide to requesting PSAPs at the time of a 9-1-1 call, the caller's telephone number and the location of the cell sector from where the call was received. Wireless carriers must comply with the Phase I mandate by within six months after a PSAP request. However, under the FCC rules, wireless carriers are not required to provide Phase I or Phase II service without cost recovery. Implementation of Phase I services has been slowed by a number of issues, including carrier cost recovery and liability protection issues.

  Phase II will require wireless carriers to locate a 9-1-1 caller to within 125 meters, subject to FCC guidelines. Under the Order, Wireless carriers must comply with the Phase II mandates where the PSAP has requested it by October 1, 2001. However, the FCC is currently accepting waiver requests from wireless carriers, which may result in compliance date extensions. The FCC wireless mandates, wireless industry desire to continue to improve emergency services, increasing pressure from public safety agencies and the opportunity to use the underlying technology for market-differentiating commercial services are providing an impetus for E9-1-1 wireless services.

  SCC's customers require a 9-1-1 solution that cost effectively provides a high degree of data integrity and reliability, allows them to comply with regulatory mandates, and addresses their need to provide additional value-added services. ILECs are seeking to reduce the significant capital expenditures associated with supporting rapidly evolving 9-1-1 infrastructure and upgrading their 9-1-1 data management and network control services to meet PSAP requirements and technological advancements. CLECs and wireless carriers, many of which are relatively small and new to the markets in which they are now competing, seek to increase their subscriber bases while minimizing their investment in OSS technology infrastructure and personnel, as well as in the relationships with PSAPs necessary to provide 9-1-1 service. Many telecommunications carriers and other service providers also seek a comprehensive 9-1-1 solution that effectively operates in multiple geographic locations over a wide variety of legacy systems. Several states are seeking to establish a consistent and reliable 9-1-1 solution that is available on a non-discriminatory basis to all telecommunications carriers, many of which are competitors. In addition, the 9-1-1 OSS services offered by carriers and other service providers may include complementary and synergistic add-on products and services, such as public warning services, that enable them to reduce costs and generate added value for their customers. Carriers and other service providers, including state entities, with these requirements may choose to develop their own proprietary solutions, to license the 9-1-1 OSS software and manage the delivery of the 9-1-1 services themselves, or to outsource their 9-1-1 OSS needs.

The SCC Solution

  The Company has redefined the U.S. market for 9-1-1 OSS by creating the first and largest 9-1-1 service bureau, the SCC National Data Services Center, with over 77 million subscriber data records under management throughout North America. Through its NDSC, the Company offers a comprehensive, cost-effective outsourcing solution for 9-1-1 service provisioning needs. The NDSC covers virtually all aspects of 9-1-1 data management services, including system activation, routine data administration, event transaction processing and performance management, with a high level of security and survivability. The Company's solution can interface with each carrier's proprietary or open systems. In addition, the Company licenses its 9-1-1 OSS software to carriers that wish to control the delivery of 9-1-1 services in-house. The Company believes that its NDSC solution offers the following principal features and benefits:

    Focus on Data Integrity. The accuracy of subscriber records that identify and provide location information regarding the caller is an essential element of 9-1-1 service. Using its specialized software, SCC conducts more than 60 logical tests to prepare the data for use in 9-1-1 operations. The Company's systems interface with other elements of a carrier's OSS to provide timely and accurate subscriber location information. Transactions identified by the system as requiring further analysis are researched and resolved by a data integrity team.

    Survivability and Reliability. SCC offers large scale, mission-critical transaction processing through reliable, scalable operating platforms. To provide high assurance of continued service, SCC has designed systems that provide critical 9-1-1 data with multiple layers of redundancy by deploying over 20 fault-tolerant, geographically dispersed servers to provide multiple sources of 9-1-1 data. Since the launch of its NDSC more than four years ago, SCC's systems for 9-1-1 information delivery have provided uninterrupted service to its customers. SCC has also developed a comprehensive disaster recovery program for its central data administration operations.

    Leading-Edge Technology. The Company believes it is the technological leader in the 9-1-1 data management services industry based on its advances in the areas of systems architecture, spatial data management and advanced network integration. The Company's innovations include advance intelligent call routing support, local number portability ("LNP") data transaction support, technologies that improve 9-1-1 availability, a transaction-based map maintenance system, a spatial coordinate-based E9-1-1 management system and large-scale Internet applications for E9-1-1. The Company was the first to demonstrate data management support for wireless systems that complied with both Phase I and Phase II of the FCC mandate. The Company also has developed systems for the use of spatial coordinate data for use in managing and routing non-address specific 9-1-1 calls.

    Flexible Business Model. PSAPs generally pay carriers a capitated rate based on the number of subscribers located in a particular PSAP's jurisdiction. By outsourcing its data management and service provisioning needs to the Company, SCC's customers can avoid costly capital expenditures and fix their expenses for 9-1-1 services on a per subscriber basis. Additionally, outsourcing allows customers to customize their service packages both to meet the needs of their subscribers and to comply with regulatory mandates. The Company provides CLECs and wireless carriers with clearinghouse services to format and insert subscriber data into the appropriate 9-1-1 systems. Alternatively, carriers may elect to license 9-1-1 OSS software directly from the Company and manage the 9-1-1 data themselves.

Strategy

  The Company's objective is to be the leading national provider of 9-1-1 OSS and other complementary and synergistic services to its customers. SCC focuses on developing innovative and automated solutions to provide customers with a comprehensive system for managing large amounts of dynamic subscriber information. Key elements of the Company's strategy are to:

    Maintain and Extend its Leadership Position in the Wireline 9-1-1 Data Management Market. SCC currently manages more than 77 million wireline subscriber data records out of an estimated 235 million total wireline telephone subscriber records in the United States. The Company intends to maintain and extend its market leadership in the wireline 9-1-1 OSS systems market by adding new service and license customers, increasing the number of subscriber data records under management, enhancing its existing 9-1-1 services and supporting the evolving telecommunications infrastructure.

    Capitalize on Emerging Wireless Carrier Opportunities. The Company believes there is a significant opportunity to offer outsourcing services to wireless carriers given the growing public demand for effective wireless 9-1-1 services and the FCC mandates for minimum service performance. The Company intends to take advantage of this opportunity by leveraging its position as the first company to offer both Phase I and Phase II compliant solutions and its large market share in both the wireline and wireless data management services industry.

    Maintain and Extend Leadership Position in National Clearinghouse Services. The Company believes opportunities exist to sell 9-1-1 clearinghouse services to CLECs which, in order to activate 9-1-1 service for their customers, must provide subscriber and network information that is compatible with an ILEC's 9-1-1 OSS. CLECs and wireless carriers, many of which are relatively small and new to the market, seek to grow their subscriber bases while minimizing their investment in OSS technology infrastructure and personnel, as well as in the relationships with PSAPs and others necessary to provide 9-1-1 services. SCC plans to build upon its position as a neutral, carrier-independent service provider by working cooperatively with newly emerging dial tone providers, including CLECs, fixed-position wireless carriers and cable television carriers, to increase its sales of 9-1-1 clearinghouse services.

    Provide Additional Services. ILECs, CLECs and wireless carriers, as well as state entities, all seek to apply emerging technologies in response to competitive pressures and regulatory mandates. For example, the Company has developed off-switch routing capabilities for carriers that have deployed the advanced intelligent network and created LNP transaction sets in response to the LNP mandates of the 1996 Act. By using the experience and economies of scale it has obtained in managing the 9-1-1 OSS infrastructure for multiple carriers, the Company is well-positioned to continue to develop and offer flexible, scalable solutions that allow carriers to cost-effectively support new technological developments and regulatory mandates.

    Develop Applications for New Commercial Products. By leveraging its core competency of managing dynamic subscriber location information, the Company believes that it is well-positioned to expand into additional markets outside 9-1-1 OSS services. The Company currently has under development new products and services such as dynamic call routing for multi-location call centers for both telecommunications carriers and others and improved address information for operations areas of telecommunications carriers such as their billing, ordering and provisioning departments.

    Expand International Operations. SCC believes that a significant opportunity to generate additional long-term revenue may be created by partnering with established telecommunications carriers and systems integration firms to design, implement, maintain and operate effective, reliable emergency communications systems in countries other than the United States and Canada. The Company intends to expand internationally to address the needs of this market for telecommunications emergency services.

There can be no assurance that the Company will achieve its objective or any of the key elements of its strategy. See "Risk Factors."

Services and Products

  SCC's 9-1-1 OSS solution enables a 9-1-1 call to be routed to the appropriate PSAP along with accurate and timely information about the caller's identification, call-back number and location. Complex data screening and preparation is completed to initialize properly the underlying systems necessary for 9-1-1 call routing and information display for the call taker. SCC's NDSC frequently receives and processes electronic transmissions from ILECs, CLECs and wireless carriers detailing subscriber and coverage updates and public safety jurisdiction boundary changes from PSAPs. Records identified as potentially problematic are automatically separated for review and analysis by SCC data integrity analysts. Using the updated information, SCC's 9-1-1 OSS then provides the information to route the 9-1-1 call and transmit essential information to the emergency service provider.

An example of SCC's 9-1-1 OSS Services:

(1) When a caller dials 9-1-1, the call is directed to the 9-1-1 voice switch.

(2) The 9-1-1 switch queries SCC's dispersed 9-1-1 servers to determine the jurisdictionally appropriate PSAP. The 9-1-1 OSS automatically responds with call routing information.

(3) The 9-1-1 voice switch routes the call to the appropriate PSAP.

(4) Simultaneously, SCC's 9-1-1 OSS directs subscriber information, including caller's address and call-back number, to call-taker's screen at the PSAP.

(5) PSAP dispatches personnel and equipment to assist.

Base Services of SCC National Data Services Center

  Through SCC's NDSC, the Company provides the data management services that its customers need to deliver 9-1-1 calls to the appropriate PSAP, along with critical information such as caller location and call-back number that PSAPs need to respond effectively to emergencies. Services include:

    System Preparation and Administration. Before providing 9-1-1 data management services to its customers, SCC must collect, organize, review and analyze the data necessary to initialize the system properly. Data preparation includes collecting information on PSAP jurisdictional boundaries, performing a full inventory of addresses located in an area and loading the subscriber information into the Company's systems. To improve data quality and, therefore, 9-1-1 service, the Company performs diagnostic reviews and analyses of information loaded into the NDSC systems. SCC engages over 100 data integrity analysts to facilitate the creation, maintenance and transition of key information.

    Routine Data Administration. SCC's NDSC receives and automatically processes service order updates from telecommunications carriers on a regular basis to maintain current data in the 9-1-1 OSS. Service order updates include address changes, telephone number changes and other information pertinent to 9-1-1 call processing. To maintain reliable 9-1-1 service, SCC usually receives between 150,000 and 180,000 service orders per day and frequently receives boundary updates from PSAPs reflecting changes in jurisdiction boundaries for PSAP responses. When SCC receives a service order update or jurisdiction change, information received must be checked for complete and appropriate data, and then distributed throughout SCC's network of geographically dispersed servers.

    Event Transaction Processing. When a caller dials 9-1-1 in an area served by the Company, a request for information is automatically generated by the PSAP answering the call and sent to one of the Company's fault-tolerant servers. The server rapidly responds to the call taker with information from the OSS database regarding the caller's location and call-back number. Automated support is also available for real-time switch control to direct the routing of the call.

    Performance Management. SCC monitors and reports the performance of its service operations by measuring response time, systems availability, data accuracy and error resolution intervals, among other performance measurements. Using these measurements as a basis, SCC designs and implements programs to improve continuously the 9-1-1 OSS services provided by its NDSC.

    Mapping Services. Since traditional mapping services do not provide the frequent updates necessary for the provision of emergency services, SCC maintains a team of geographic information system experts, who work with carriers and public safety officials to document, review and analyze call routing boundaries and specific address information. The mapping services department uses advanced tools to improve existing mapping information with new and more detailed geographical information for optimal management of 9-1-1 call records. The mapping services department also assists in system preparation and quality control programs to provide the SCC's NDSC with current geographical information.

    Clearinghouse Services. SCC's clearinghouse department provides a single point of contact to process and format 9-1-1 data for CLECs and independent telephone companies. The Company's clearinghouse department helps CLECs and independent telephone companies to offer service in many localities without having to develop independently 9-1-1 OSS systems, procedures and expertise for each community. CLECs and independent telephone companies electronically transmit subscriber information to the clearinghouse department. The information is then reformatted to comply with the destination community's local standards, tested for detectable errors and delivered to the appropriate 9-1-1 data systems. The Company processes information for its clearinghouse customers even where the data is inserted in a system operated by a carrier that does not use the Company's services or products.

Enhanced Services of SCC National Data Services Center

  The Company offers enhancements to its 9-1-1 OSS services that provide additional features and functions. These services are targeted to specific markets and are sold either directly by the Company or through the Company's customers.

  9-1-1Net. 9-1-1Net, an online tool, creates an active communication channel serving the NDSC, the Company's customers and PSAPs. Through 9-1-1Net, users can view live address routing rules, send address updates, review inbound call load, error statistics and Automatic Location Information ("ALI") discrepancy reports, and receive new product updates.

  Private Switch ALI. Private telephone switches, commonly known as PBX's, create a challenge for E9-1-1 operations because information describing the individual caller's phone station or extension within a PBX is usually not available to the network receiving the 9-1-1 call. In the case of large facilities such as campuses, hotels and hospitals, emergency response personnel may not have adequate information to quickly determine the location of the caller. Private Switch ALI allows PBX or CENTREX system managers to create and transmit appropriate data records that identify a caller's extension or location within a facility for the 9-1-1 OSS.

  9-1-1Connect. SCC provides wireless carriers with 9-1-1 OSS services similar to those provided to wireline customers and that fully comply with the FCC's Phase I mandate. Once a wireless carrier receives an activation request from a PSAP, SCC's program managers develop a plan with the wireless carrier to activate service. This plan includes development of ILEC network interconnections for both data and voice specific to the local wireless network configuration and interface requirements. The program managers develop graphic coverage area maps that are superimposed on current maps of public safety agency boundaries. Routing recommendations can then be made and coordinated with the appropriate PSAP.

  Subscriber ALI. The Company is preparing to offer Subscriber ALI, which is designed to allow subscribers to supply personal information in their 9-1-1 records such as medical condition, disability and language of choice and to notify designated third parties that a 9-1-1 call has been made. When a subscriber calls 9-1-1, data previously provided by the subscriber will be displayed along with traditional 9-1-1 information to the PSAP. This information, such as known allergies and medications being taken, may help the emergency response personnel handle an incident with greater safety and more effectiveness. This feature allows for notification of a designated loved one, security team, remote property owner, etc. of a 9-1-1 call made from the subscriber's telephone. For example, parents away from home would be notified when a child or babysitter calls 9-1-1 from the home telephone. The Company currently anticipates that this service will be available by the end of 1999.

  Emergency Warning and Evacuation System. The Company is currently selling its Emergency Warning and Evacuation System to initiate outbound calls selectively in the event of potential disasters such as floods, hazardous materials incidents, industrial accidents and localized weather events. The Emergency Warning and Evacuation Service uses spatially classified location information and up-to-date telephone subscriber data to deliver voice, fax and TDD warnings to geographically targeted populations.

License Products

  The Company offers 9-1-1 OSS software to customers that elect to manage their own 9-1-1 data records rather than outsourcing such operations to SCC. SCC also provides custom software development services to customers with specific or local requirements through its engineering department. The engineering department develops, customizes and enhances the software using a structured approach to perform requirements analysis, software development and quality assurance.

Commercial Services

  Many of the underlying elements used by the Company in managing large volumes of dynamic subscriber information have commercial applications in other industries. For instance, the Company has developed and is testing a dynamic call routing system that will support real-time assignment of routing destinations for calls processed in public telecommunications or other networks. Historically, calls have been routed pursuant to preplanned and preprogrammed routing instructions. The Company's dynamic call assignment will allow greater flexibility in call routing to respond to call load or other complex non-network factors. The Company also intends to offer improved address information to other operations areas of telecommunications carriers such as their billing, ordering and provisioning departments. Carriers and other service providers can increase efficiencies and improve customer service by responding to service calls with more accurate subscriber location information. While the Company is researching and developing various commercial applications, the Company does not expect to realize revenue from such applications for at least the next year.

Service and Product Pricing

  Pricing for SCC's NDSC services usually includes an initial fee due upon execution of a contract with a customer. Thereafter, customers generally pay a monthly fee based on the number of subscriber records maintained by the NDSC and upon the services selected by the customer. The Company typically enters into ten-year agreements for wireline base services and two to five-year agreements for wireless base services, clearinghouse services and its contract with a state agency. During the contract term, SCC may offer customers enhanced services, which may be provided on a revenue sharing basis. SCC also licenses software, hardware and professional services necessary for the management of 9-1-1 services to its customers in exchange for license and implementation services fees and maintenance fees.

Service Infrastructure and Architecture

  The Company's operations include central data administration and distributed systems for real-time 9-1-1 transaction support. Based on large scale, fault-tolerant Compaq Tandem computers, the Company's major processing systems are configured to provide high reliability. They are also designed to provide significant capacity for continued growth using the Tandem NSK scalable message-based architecture.

  The Company's central data administration systems, located in Boulder, Colorado, are a key element of its 9-1-1 OSS, and are used to perform routine data maintenance and to support new customer transition and initial system loads. SCC's NDSC also maintains a central monitoring facility in Boulder that operates 24 hours a day, seven days a week. Data network access for the central administration systems is provided using traditional T-1 connectivity to the networks operated by SCC and its customers. To improve reliability and survivability, the primary links are designed to have three or more backup paths to access SCC's distributed networks, including VSAT satellite links. A "hot-site" emergency business recovery facility has been established in New York and can be activated to continue routine operations in the event of a disaster at the Boulder site. Electronic processing necessary to handle actual 9-1-1 calls is geographically distributed and remains a local service for each region, so SCC's central data administration systems are not in the actual 9-1-1 call path.

  Distributed throughout the U.S., the Company's real-time 9-1-1 OSS servers are located in shared, hardened computer facilities. The systems are deployed in pairs or quads. System pairs are intentionally distributed to different geographic locations to provide an additional level of reliability. These systems provide data display for thousands of public safety agencies throughout the service areas of SCC's customers. Direct interface to telephone control switches is also supported on these platforms, providing the information necessary to route calls to the jurisdictionally appropriate PSAP. The Company also uses a number of Microsoft NT servers for internal administrative processing and extranet support.

Customers

  The Company provides its services to a range of customers, including ILECs, CLECs and wireless carriers and contracted with a state agency in late 1998 to provide its services. The Company also licenses its software and provides 9-1-1 data clearinghouse services directly and indirectly to over 600 independent telephone companies. During the year ended December 31, 1998, the Company recognized approximately 73% of total revenue from continuing operations from Ameritech, BellSouth Inc. and U.S. WEST, each of which accounted for greater than 10% of the Company's revenue in such periods. During the year ended December 31, 1997, the Company recognized approximately 81% of total revenue from Ameritech, BellSouth Inc. and U.S. WEST, each of which accounted for greater than 10% of the Company's revenue in such period. During the year ended December 31, 1996, the Company recognized approximately 82% of total revenue from continuing operations from Ameritech and U.S. WEST, each of which accounted for greater than 10% of the Company's revenue in such periods. No other customers accounted for more than 10% of the Company's total revenue in such periods. See "Risk Factors -- Reliance on Significant Customers."

  The Company typically enters into contracts with carriers and their affiliates to provide services to some or all of the carrier's operating entities. The Company has two segments, data management services and licenses and
implementation services.   Set forth below is a list of carriers utilizing the
Company's services or products, which the Company believes are representative of the Company's overall customer base. All of these customers are in the data management services segment except for license customers, which are in the licenses and implementation services segment. See Note 10 of the Company's financial statements for further information regarding the Company's reportable segments.

  ILECs.  The Company's customers include Ameritech, BellSouth Inc. and U.S.
          WEST.

  CLECs.  The Company's customers include ICG Telecom, MCI Worldcom.

 Wireless Carriers.  The Company's customers include 360 Communications Company,
                     AT&T Wireless Services, Sprint PCS, US WEST Wireless and Vanguard Cellular Systems.

  State Agency.  The Company has a contract with the General Services Commission of the State of Texas.

 License Customers.  The Company's license customers include Bell Canada,
                     Pacific Bell and GTE Network Services.

  While the Company has signed a contract to provide 9-1-1 data management services to the General Services Commission of the State of Texas, certain issues have been causing delays in the implementation of the services. However, an interim agreement among the involved parties was recently reached that will allow the Company to begin conducting a field trial, which is required under the contract, to test the interfacing technology in the Houston area. SBC Communications, Inc. ("SBC"), which is currently responsible for the provisioning of 9-1-1 OSS and data management services in the State of Texas, is challenging whether the Company has a right to access SBC's source systems and 9-1-1 database and whether they are obligated by law to unbundle components of their network functionality. As this is the first time that a state entity has endeavored to centralize 9-1-1 OSS and data management services with a neutral third party, federal and state regulations governing 9-1-1 service provisioning, which have typically applied to certified telecommunications providers, are being challenged and clarified for the first time. As part of the interim agreement, this legal challenge and all related proceedings have been placed in abeyance pending the outcome of the field trial. The Company believes that these technological issues and their associated cost implications are likely to resume and that the Public Utilities Commission of the State of Texas ("PUC") will decide on these matters by the end of 1999. The Company believes that the services that it will provide under its contract with the General Services Commission are permitted within the scope of the existing regulations and that the outcome of the matter before the PUC will be favorable to the Company and the General Services Commission. However, there can be no assurance that the PUC will decide in favor of the Company and the General Services Commission or that SBC will not resume its desire to pursue this legal challenge, thus causing further delay of the commencement of the services by exercising its right to appeal the PUC's decision if the decision is in the Company and General Services Commission's favor. If the PUC does not decide in the Company's favor or places contingencies on the manner in which the services are provided, the Company may be prohibited from delivering its services to the State of Texas, may expend significant resources to appeal the PUC's decision or may expend additional costs in redesigning the methodology by which the services are provided. In addition, if SBC exercises its right to appeal, the Company may be required to spend significant resources in defending its right to provide its services in the State of Texas. See "- Risk Factors - Emerging Telecommunications Market and New Carriers; Regulatory Uncertainty."

Sales and Marketing

  The Company's marketing efforts are focused on targeting key carriers, government bodies, and PSAPs in each geographical market through advertising in telecommunications industry publications, participation in trade shows, presentations at technical conferences and other initiatives. Additionally, SCC employees serve as the chairpersons and members of key standards committees related to emergency communications services. The Company's sales strategy relies on direct channels of distribution for its services. The Company has dedicated account teams to work with each existing and potential customer. The Company's account teams develop relationships with 9-1-1 service providers through a consultative, problem-solving sales process and work closely with customers and potential customers to determine how their needs can be fulfilled by the Company's services. As of February 28, 1999, the Company employed 24 persons in its sales and marketing organization. Sales cycles range from six months to over two years. See "Risk Factors -- Significant Fluctuations in Quarterly Results of Operations" and "-- Lengthy Sales Cycle."

Research and Development

  The Company directs its research and development efforts toward providing highly scalable applications that enable a more efficient 9-1-1 OSS process that improves data quality. Development efforts currently in process are focused on further embedding and using spatial coordinate data to manage geographic assignment and other data, further enhancing the Company's wireless offerings. These offerings include improving the Company's software, integrating standard Web browser technology, and the development of decision support systems. The Company continually develops new product offerings and improves its current product offerings, including its base services offerings and enhanced services offerings, such as EWE, PS/ALI and others. By the end of 1999, the Company expects to introduce Subscriber ALI, which will allow subscribers to append medical and other important data to their ALI record. Research and development expenses totaled approximately $1,376,000, $738,000 and $230,000 for December 31, 1998, 1997, and 1996, respectively. See "-- Services and Products -- Enhanced Services of SCC National Data Services Center" and "Risk Factors -- Dependence on New Products; Rapid Technological Change."

Competition

  The market for 9-1-1 OSS solutions is intensely competitive and the Company expects competition to increase in the future. The Company believes that the principal competitive factors affecting the market for 9-1-1 OSS solutions include effectiveness with existing infrastructure, reliability, manageability, technical features, wireless support, performance, ease of use, price, scope of product offerings, and customer service and support. Although the Company believes that its solution competes favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service support, technical and other competitive resources.

  The Company's principal competitors fall generally within one of three categories:

  1. internal development departments of major carriers or consulting firms that support such departments;

  2.  relatively smaller companies that offer applications with limited scope;
      and

  3. larger companies that are either in the process of entering the Company's market or have the potential to develop products and services that compete with the Company's service offerings.

  Potential customers sometimes rely on their own internal development teams to formulate 9-1-1 OSS systems or to retain consultants to undertake such a project. The Company believes that its 9-1-1 OSS solution competes favorably with internally developed systems, which may be expensive to develop and maintain, may not provide a comprehensive, reliable approach to 9-1-1 OSS services, and may not provide the flexibility to adapt readily to regulatory, technological and market changes.

  In addition, a number of companies currently market or have under development software products and services to provide 9-1-1 administration. The Company competes with a few relatively smaller companies, including XY Point Corporation, for the provision of 9-1-1 OSS services to wireless carriers. Although the Company expects more significant competition to emerge in the future, the Company believes that, to date, none of these relatively smaller companies offer products or services that are as robust in features or as comprehensive in scope as the Company's products and services. While it is likely that the product development efforts of these companies eventually will enable them to offer a line of products or services to compete with the Company's current service offerings, the Company intends to continue to dedicate significant resources for product and service development to expand the Company's capabilities and stay ahead of these competitors. Notwithstanding, the Company expects additional competition from these established competitors and from other emerging companies. Mergers or consolidations among these competitors or acquisitions of these companies by larger competitors would make them more formidable competitors to the Company. There can be no assurance that the Company's current and potential competitors will not develop products and services that may be more effective than the Company's current or future 9-1-1 data management solutions or that the Company's technologies and offerings will not be rendered obsolete by such developments.

  Finally, there are a number of companies that currently market and sell various products and services to telecommunications carriers, such as billing software and advanced telecommunications equipment, that have been broadly adopted by the Company's customers and potential customers. In addition, vendors of telecommunications software and hardware in the future may enhance their products to include functionality that is currently provided by the Company's solutions. The widespread inclusion of the functionality of the Company's service offerings as standard features of other telecommunications software or hardware could render the Company's services obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of the Company's services. Furthermore, even if the 9-1-1 functionality provided as standard features by telecommunications software or networking hardware is more limited than that of the Company's services, there can be no assurance that a significant number of customers would not elect to accept more limited functionality in lieu of purchasing additional products or services. For example, Lucent Technologies offers carriers software systems with functionality similar to the Company's services. Many of these larger companies have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical and marketing resources than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products and services, than the Company. The Company believes that the entry of these larger companies into its market will require them to undertake operations that are currently not within their core areas of expertise, and thus expose them to significant uncertainties in the product development process or in providing a range of products and services to comprehensively address the 9-1-1 requirements which the Company's services addresses. However, if these companies were to introduce products or services that effectively compete with the Company's service offerings, they could be in a position to substantially lower the price of their 9-1-1 products and services or to bundle such products and services with their other product and service offerings.

  For the foregoing reasons, there can be no assurance that the Company will be able to compete successfully against its current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially and adversely affect the Company's business, financial condition and results of operations. See "Risk Factors -- Highly Competitive Market; Competition."

Proprietary Rights

  The Company's success and its ability to compete depends significantly upon its proprietary rights. The Company relies primarily on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions to establish and protect its proprietary rights. There can be no assurance that such measures will be adequate to protect the Company's proprietary rights. Further, the Company may be subject to additional risks as it enters into transactions in foreign countries where intellectual property laws are not well developed or are difficult to enforce. Legal protections of the Company's proprietary rights may be ineffective in such countries. Litigation to defend and enforce the Company's intellectual property rights could result in substantial costs and diversion of resources, and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the final outcome of such litigation. Despite the Company's efforts to safeguard and maintain its proprietary rights both in the United States and abroad, there can be no assurance that the Company will be successful in doing so or that the steps taken by the Company in this regard will be adequate to deter misappropriation or independent third-party development of the Company's technology, or to prevent an unauthorized third party from copying or otherwise obtaining and using the Company's technology. There also can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company. Any such events could have a material adverse effect on the Company's business, financial condition and results of operations.

  As the number of entrants to the Company's markets increases and the functionality of the Company's products and services increases and overlaps with the products and services of other companies, the Company may become subject to claims of infringement or misappropriation of the intellectual property rights of others. In certain of its customer agreements, the Company agrees to indemnify its customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In certain limited instances, the amount of such indemnities may be greater than the revenue the Company may have received from the customer. There can be no assurance that third parties will not assert infringement or misappropriation claims against the Company in the future with respect to current or future products or services. Any claims or litigation, with or without merit, could be time consuming, result in costly litigation or require the Company to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to the Company, if at all, and could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

  As of February 28, 1999, the Company employed 291 full-time employees in nine states. Of these employees, 32 were involved in research and development, 24 in sales and marketing, 193 in technical support and operations and 42 in administration and finance. No employees are covered by any collective bargaining agreements. The Company believes that its relationships with its employees are good.

Facilities

  The Company's principal administrative, sales and marketing, research and development and support facilities consist of approximately 80,000 square feet of office space in Boulder, Colorado. The Company occupies these premises under a lease expiring December 31, 2002. As of February 28, 1999, the annual base rent for this facility was approximately $844,000; however, the lease agreement provides for periodic defined increases in rent through the lease term. The Company intends to lease additional office space in Texas during 1999.

Legal Proceedings

  The Company is not a party to any litigation that it believes could have a material adverse effect on the Company or its business.

                                  RISK FACTORS

  IN EVALUATING THE COMPANY'S BUSINESS, READERS SHOULD CAREFULLY CONSIDER THE BUSINESS RISKS DISCUSSED IN THIS SECTION, IN ADDITION TO THE OTHER INFORMATION PRESENTED IN THIS ANNUAL REPORT ON FORM 10-K.

Significant Fluctuations in Quarterly Results of Operations

  The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock. Although the Company was profitable in six of its last eight quarters, there can be no assurance that the Company's profitability will continue in the future or, if the Company is profitable, that its levels of profitability will not vary significantly between quarters.

  Although the Company experienced a profit in 1998, the Company has experienced significant fluctuations in its quarterly results and had a net loss of approximately $453,000 in 1997, exclusive of the benefit for income taxes, as a result of losses from discontinued operations of approximately $876,000 and losses on the disposal of such operations of approximately $2.0 million. The Company's operating results may continue to fluctuate as a result of many factors, including the length of the sales cycles for new or existing customers, the size, timing or duration of significant customer contracts, fluctuations in number of subscriber records under management, timing or duration of service offerings, rate of adoption of wireless services by Public Safety Answering Points, efforts expended to accelerate the introduction of certain new products, ability of the Company to hire, train and retain qualified personnel, increased competition, changes in operating expenses, changes in Company strategy, the financial performance of the Company's customers, changes in telecommunications legislation and regulations that may affect the competitive environment for the Company's services, and general economic factors. The Company's contracts for data management services generally include a non-recurring initial fee, and therefore, the Company may recognize significantly increased revenue for a short period of time upon commencing services for a new customer.

  The Company's expense levels are based in significant part on its expectations regarding future revenue. The Company's revenue is difficult to forecast because the market for the Company's services is evolving rapidly and the length of the Company's sales cycle, the size and timing of significant customer contracts and license fees and the timing of recognition of non-recurring initial fees vary substantially among customers. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall could therefore have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company hired a significant number of employees in 1996, 1997 and 1998, and expects to continue hiring additional employees during 1999. The Company expects that this increase will affect the Company's operating margins for the short term. There can be no assurance that the Company can continue to report operating profits, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

  Based on all of the foregoing, the Company believes that future revenue, expenses and operating results are likely to vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail, or are perceived to prevail, with respect to the Company's business or generally, the market price of the Company's Common Stock would likely be materially adversely affected. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Lengthy Sales Cycle

  Potential customers of the Company typically commit significant resources to the technical evaluation of the Company's services and products and the Company typically spends substantial time, effort and money providing education regarding the Company's 9-1-1 OSS solution. The evaluation process often results in an extensive and lengthy sales cycle, typically ranging between six months and two years, making it difficult for the Company to forecast the timing and magnitude of sales contracts. Delays associated with customers' internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common. For example, customers' budgetary constraints and internal acceptance reviews may cause potential customers to delay or forego a purchase. The delay or failure to complete one or more large contracts could have a material adverse effect on the Company's business, financial condition and results of operations and cause the Company's operating results to vary significantly from quarter to quarter. See "-- Significant Fluctuations in Quarterly Results of Operations" and "Business -- Sales and Marketing."

Reliance on Significant Customers

  The Company historically has depended on, and expects to continue to depend on, large contracts from a limited number of significant customers. During the year ended December 31, 1998, the Company recognized approximately 73% of total revenue from continuing operations from Ameritech, BellSouth Inc. and U.S. WEST, each of which accounted for greater than 10% of the Company's revenue in such periods. During the year ended December 31, 1997, the Company recognized approximately 81% of total revenue from Ameritech, BellSouth Inc. and U.S. WEST, each of which accounted for greater than 10% of the Company's revenue in such period. During the year ended December 31, 1996, the Company recognized approximately 82% of total revenue from continuing operations from Ameritech and U.S. WEST, each of which accounted for greater than 10% of the Company's revenue in such periods. The Company believes that these customers will continue to represent a substantial portion of the Company's total revenue in the future. Certain of the Company's contracts with these customers allow them to cancel their contracts with the Company in the event of changes in regulatory, legal, labor or business conditions. The Company's contracts with these customers expire between 2004 and 2005. The loss of any of these customers would have a material adverse effect on the Company's business, financial condition and results of operations. SBC Communications, Inc., which is not a customer of the Company, agreed to acquire Ameritech. The Company cannot predict what effect, if any, this acquisition will have on the Company and there can be no assurance that this acquisition or any future consolidation in the telecommunications industry will not have a material adverse effect on the Company's business, financial condition and results of operation. None of the Company's major customers has any obligation to purchase additional products or additional services beyond those currently contemplated by their existing contracts. Consequently, the failure by the Company to develop relationships with significant new customers could have a material adverse effect on the rate of growth in the Company's revenue, if any. If the Company fails to monitor and maintain adequately the quality and expand the breadth of its services and products, advance its technology or continue to price its services and products competitively, one or more of its major customers may select alternative providers or seek to develop services and products internally. See "Business -- Customers."

Dependence on Key Personnel; Recent Management Turnover

  The Company's future success depends in large part on the continued service of its key management, sales, product development and operational personnel, including George Heinrichs, President and Chief Executive Officer and Nancy Hamilton, Senior Vice President and Chief Financial Officer, and on the Company's ability to continue to attract, motivate and retain highly qualified employees, including technical, managerial and sales and marketing personnel. Additionally, the Company expects to continue to expand the number of employees engaged in sales, marketing and product development. However, competition in the recruitment of highly qualified personnel in the software and telecommunications services industry is intense and has become particularly significant in the Denver metropolitan area. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon the Company's current business, development efforts and future business prospects. If such personnel do not remain active in the Company's business, the Company's operations could be materially adversely affected. The Company's Chief Operating Officer, John Sims, resigned from the Company effective February 26, 1999. There can be no assurance that the Company will be able to replace Mr. Sims within a reasonable timeframe or that the Company will not experience significant interruption in its business as a result of the departure. Ms. Hamilton has recently entered into an agreement with the Company providing for payments if she or the Company terminates her employment. See "Executive Compensation - Employment Agreements and Compensation Plans." The Company currently maintains key person life insurance policies with respect to Mr. Heinrichs and Ms. Hamilton. The Company is the named beneficiary of these policies, which are for $3,000,000 and $1,000,000, respectively. See "Business -
- Employees."

Rate of Adoption by Public Safety Answering Points

  The Company expects the percentage of the Company's revenue derived from the management of 9-1-1 data records for wireless carriers to increase. Recognizing the public safety need for improved wireless 9-1-1 service, the Federal Communications Commission (the "FCC") issued Report & Order 94-102 (the "Order") on June 12, 1996, a directive that mandated the adoption of 9-1-1 technology by wireless carriers in two phases. Phase I requires wireless carriers to provide to requesting PSAPs at the time of a 9-1-1 call, the caller's telephone number and location of the receiving cell site. However, under the FCC rules, wireless carriers are not required to provide Phase I and Phase II service without adequate cost recovery. Wireless carriers are required to comply with Phase I within six months after the PSAP request. However, due to cost recovery and liability concerns, there are very few live Phase I markets. Phase II requires wireless carriers to locate a 9-1-1 caller to within 125 meters, subject to FCC guidelines. Wireless carriers must comply with Phase II mandates for requesting PSAPs by October 1, 2001. However, the FCC is currently accepting waiver requests from wireless carriers, which may result in compliance date extensions. The Company believes that the technological challenges confronting wireless carriers attempting to comply with the Order will encourage them to outsource their 9-1-1 services. If many wireless carriers decide not to outsource such services, the Company's business, financial condition and results of operations could be materially and adversely affected. The number of PSAPs demanding services complying with the Order from wireless carriers has been less than anticipated by the Company. If the rate of adoption by PSAPs continues to be slow because of cost recovery issues, extensions granted by the FCC or other reasons, the Company will experience a delay in receiving revenue under its current wireless contracts that, because the Company has already incurred costs in expectation of such revenue, could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on New Products and Services; Rapid Technological Change

  The market for the Company's services is characterized by rapid technological change, frequent new product or service introductions, evolving industry standards and changing customer needs. The Company currently intends to begin offering its Emergency Warning and Evacuation System, which will allow PSAPs to call all numbers in a given area and warn of imminent danger, in the second quarter of 1999. The Company intends to begin offering its Subscriber ALI product, which will allow subscribers to enter personal information into their 9-1-1 records, by the end of 1999. The introduction of products and services embodying new technologies and the emergence of new industry and technology standards can render existing products and services obsolete and unmarketable in short periods of time. The Company expects other vendors regularly to introduce new products and services, as well as enhancements to their existing products and services, that will compete with the services and products offered by the Company. As a result, the life cycles of the Company's services and products are difficult to estimate. The Company believes that its future success will depend in large part on its ability to maintain and enhance its current service and product offerings, to develop and introduce regularly new services and products that will keep pace with technological advances and satisfy evolving customer requirements, and to achieve acceptable levels of sales of its new services and products through its current customers that resell the Company's solutions to their subscribers. However, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of such new services and products or that its new services and products will adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new service and product offerings by the Company or its competitors may cause customers to defer the purchase of existing Company services and products. The Company's inability to develop on a timely basis new services or products, or the failure of such new services or products to achieve market acceptance, could have a material adverse effect on the Company's business, financial condition and results of operations. The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new services and products. Furthermore, services and products such as those offered by the Company may contain undetected or unresolved errors when they are first introduced or as new versions are released. There can be no assurance that, despite extensive testing by the Company, errors will not be found in new services and products after commencement of commercial availability, resulting in delay in or loss of market acceptance and sales, diversion of development resources, injury to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Significant delays in meeting deadlines for announced service or product introductions or performance problems with such products or upgrades could result in an undermining of customer confidence in the Company's services and products, which would materially adversely affect its customer relationships as well.

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

Dependence on a Single Service Offering; Sustainability of Growth

  The Company currently derives substantially all of its revenue from the provision of its 9-1-1 OSS solution to ILECs, CLECs and wireless carriers. Accordingly, the Company is susceptible to adverse trends affecting this market segment, such as government regulation, technological obsolescence and the entry of new competition. The Company expects that this market will continue to account for substantially all of its revenue in the near future. As a result, the Company's future success will depend on its ability to continue to sell its 9-1-1 OSS solution to ILECs, CLECs and wireless carriers, maintain and increase its market share by providing other value-added services to the market, and successfully adapt its technology and services to other related markets. There can be no assurance that markets for the Company's existing services and products will continue to expand or that the Company will be successful in its efforts to penetrate new markets. See "Business -- Strategy."

Fixed Price Contracts and Other Project Risks

  During 1998, approximately 80% of the Company's revenue was generated on a fixed price per subscriber basis. The Company generally enters into contracts with a ten-year term for wireline data management services and with a two- to five-year term for wireless base services and clearinghouse services. In addition, the Company has a contract with a state agency. The Company generally receives a fixed monthly fee based upon the number of subscribers and upon the services selected by the customer. Therefore, the Company's failure to estimate accurately the resources required for a fixed price per subscriber contract could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

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

  9-1-1 services generally are funded by a locally imposed fee per subscriber per month. A portion of this tax is paid to the local carrier providing the 9-1-1 services. The Company generally receives a monthly fee per subscriber from its customers for management of 9-1-1 data records, allowing the carrier to match its fixed revenue stream for 9-1-1 services with a fixed cost for record management. Changes by local governments in the funding mechanism for 9-1-1 services or the parties responsible for the provision of such services could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  The Company is aware of certain litigation challenging the validity of the 1996 Act and the local telephone competition rules adopted by the FCC to implement the 1996 Act. The U.S. Supreme Court in Iowa v. FCC invalidated the unbundling requirements adopted by the FCC while upholding a portion of the FCC's local competition rules. However, RBOCs have agreed to comply with the invalidated unbundling requirements while the FCC drafts and proposes new rules to comply with the decisions of the Supreme Court. Such litigation may serve to delay implementation of the 1996 Act, which could adversely affect demand for the Company's services and products. Any delays in the deadlines imposed by the 1996 Act, the FCC or the Order, or any invalidation, repeal or modification in the requirements imposed by the Act, the FCC or the Order could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, customers may require, or the Company otherwise may deem it necessary or advisable, that the Company modify its services and products to address actual or anticipated changes in the regulatory environment. Any other delays in implementation of the 1996 Act, or other regulatory changes, could materially adversely affect the Company's business, financial condition and results of operations.

  While the Company has signed a contract to provide 9-1-1 data management services to the General Services Commission of the State of Texas, certain issues have been causing delays in the implementation of the services. However, an interim agreement among the involved parties was recently reached that will allow the Company to begin conducting a field trial, which is required under the contract, to test the interfacing technology in the Houston area. SBC Communications, Inc. ("SBC"), which is currently responsible for the provisioning of 9-1-1 OSS and data management services in the State of Texas, is challenging whether the Company has a right to access SBC's source systems and 9-1-1 database and whether they are obligated by law to unbundle components of their network functionality. As this is the first time that a state entity has endeavored to centralize 9-1-1 OSS and data management services with a neutral third party, federal and state regulations governing 9-1-1 service provisioning, which have typically applied to certified telecommunications providers, are being challenged and clarified for the first time. As part of the interim agreement, this legal challenge and all related proceedings have been placed in abeyance pending the outcome of the field trial. The Company believes that these technological issues and their associated cost implications are likely to resume and that the Public Utilities Commission of the State of Texas ("PUC") will decide on these matters by the end of 1999. The Company believes that the services that it will provide under its contract with the General Services Commission are permitted within the scope of the existing regulations and that the outcome of the matter before the PUC will be favorable to the Company and the General Services Commission. However, there can be no assurance that the PUC will decide in favor of the Company and the General Services Commission or that SBC will not resume its desire to pursue this legal challenge, thus causing further delay of the commencement of the services by exercising its right to appeal the PUC's decision if the decision is in the Company and General Services Commission's favor. If the PUC does not decide in the Company's favor or places contingencies on the manner in which the services are provided, the Company may be prohibited from delivering its services to the State of Texas, may expend significant resources to appeal the PUC's decision or may expend additional costs in redesigning the methodology by which the services are provided. In addition, if SBC exercises its right to appeal, the Company may be required to spend significant resources in defending its right to provide its services in the State of Texas. See "- Customers."

Risk of System Failures

  The Company's operations are dependent upon its ability to maintain its computer and telecommunications equipment and systems in effective working order, and to protect its systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. Although all of the Company's mission-critical systems and equipment are designed with built-in redundancy and security, there can be no assurance that a fire, natural disaster, power loss, telecommunications failure or similar event would not result in an interruption of the Company's services. Any damage, failure or delay that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, any future addition or expansion of the Company's facilities to increase capacity could increase the Company's exposure to damage from fire, natural disaster, power loss, telecommunications failure or similar events. There can be no assurance that the Company's property and business interruption insurance will be adequate to compensate the Company for any losses that may occur in the event of a system failure or that such insurance will continue to be available to the Company at all or, if available, that it will be available on commercially reasonable terms. See "Business -- Products and Services."

Management of Change

  The Company has expanded its operations rapidly over the past several years, placing significant demands on its administrative, operational and financial personnel and systems. Additional expansion by the Company or additional demands placed on the Company as a result of becoming a public company may further strain its management, operational, financial reporting, and other systems and resources. There can be no assurance that the Company's systems, resources, procedures, controls and existing space will be adequate to support such expansion of the Company's operations. The Company's future operating results will depend substantially on the ability of its officers and key employees to manage changing business conditions and to implement and improve its management, operational, financial control and other reporting systems. In addition, the Company's future operating results depend on its ability to attract, train and retain qualified consulting, technical, sales, financial, marketing and management personnel. Failure to hire, train or retain qualified personnel necessary to keep pace with the Company's development of products and services could have a material adverse effect on the Company's business, financial condition and results of operations. Continued expansion will require the Company's management to: enhance management information and reporting systems; standardize implementation methodologies of SCC's NDSC; further develop its infrastructure; and continue to maintain customer satisfaction. If the Company is unable to respond to and manage changing business conditions, the quality of the Company's products and services, its ability to retain key personnel and its business, financial condition and results of operation could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  For the foregoing reasons, there can be no assurance that the Company will be able to compete successfully against its current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations. See "Business -- Competition."

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

Risks Associated with International Sales

  Although substantially all of the Company's revenue is generated from sales to customers in the United States, the Company has generated revenue in Canada and intends to enter additional international markets, which will require significant management attention and financial resources. International sales are subject to a variety of risks, including difficulties in establishing and managing international distribution channels, and in translating products and related materials into foreign languages. International operations are also subject to difficulties in collecting accounts receivable, staffing, managing personnel and enforcing intellectual property rights. Other factors that can adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers and economic or political changes in international markets. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. Furthermore, any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and "Business -- Strategy."

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

Year 2000 Capability

  Many currently installed computer and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

  The Company uses off-the-shelf and custom software developed internally and by third parties for its production systems. The Company has completed its assessment of and begun implementing a plan for the programming and testing of its internally developed software to make it Year 2000 compliant. In addition, the Company has identified which of its third party production systems it believes have date-sensitive applications to determine where Year 2000 issues may exist. The Company has contacted the third-party suppliers and has received responses from most of those suppliers, including the suppliers that the Company considers critical. The Company has received patches for the systems that are not Year 2000 compliant and has installed approximately half of them. The Company intends to complete the installation of such patches by the end of the second quarter of 1999.

  The Company estimates that its total costs to convert its production systems to be Year 2000 compliant, including primarily internal labor and third party hardware and internal and third party software costs, will be approximately $400,000, of which approximately 95% has been incurred. The Company expects to complete the conversion of its production systems in the second quarter of 1999. However, there can be no assurance that unidentified Year 2000 problems will not cause the Company to incur material expenses in responding to such problems or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to the extent that such software and systems do not become Year 2000 compliant, there can be no assurance that potential systems interruptions, the Company's potential inability to meet its contractual obligations or the cost necessary to update such software will not have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's current contracts with its customers require that the Company warrant Year 2000 capability by a certain date. Any failure to achieve Year 2000 compliance by such date could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company has completed its assessment of its information technology ("IT") and non-IT systems. Non-IT systems include fax machines, photocopiers, telephone switches, security systems and other common office devices. The Company's assessment included contacting third party suppliers regarding Year 2000 compliance. Patches are installed or are scheduled to be installed by the end of the second quarter of 1999. Failure of one or more of these internal systems to become Year 2000 compliant could impair the Company's ability to communicate with its customers and perform critical business operations and could require the Company to process information manually or limit access to data.

  The Company is developing contingency plans with respect to Year 2000 issues for certain of its systems and is continually monitoring the risks involved. Some of these contingency plans include manual processing until such time that the system becomes compliant. The Company will freeze all software changes in the fourth quarter of 1999 and perform recontamination testing of its production systems to ensure that any changes made to the systems since the last Year 2000 testing have not impaired the Year 2000 compliance of the systems. To supplement the Company's normal on-call procedures, key employees of the Company will be on site where critical systems are located through the Year 2000 changeover. The Company is also making support arrangements with its critical third party suppliers to ensure that support is available if unanticipated problems arise.

  Although the Company expects to identify and resolve all Year 2000 issues that could materially affect its business operations, the Company believes it is not possible to determine with complete certainty that all Year 2000 issues will be identified or corrected in time. If the costs to convert the Company's systems to be Year 2000 compliant are greater than anticipated or if the Company's systems do not contain all necessary date code changes in time, there is no assurance that system interruptions or an inability to meet contractual obligations would not occur or that such occurrences would not have a material adverse effect on the Company's business, financial condition and results of
operations.   See " Management's Discussion and Analysis of Financial Condition
and Results of Operations -- Year 2000 Capability."

Potential Volatility of Stock Price

  Prior to the Company's initial public offering in June 1998, there was no public market for the Company's Common Stock. Since completion of the Company's initial public offering, average daily trading volume has been relatively low. There can be no assurance that an active public market for the Company's Common Stock will develop or be sustained. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many high technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may materially adversely affect the market price of the Company's Common Stock.

Control by Existing Stockholders; Effects of Certain Anti-Takeover Provisions

  Members of the Board of Directors and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 52.1% of the outstanding shares of Common Stock of the Company. Accordingly, these stockholders are able to elect all members of the Company's Board of Directors and determine the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership by such persons and entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. Certain provisions of the Company's Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, Delaware law and equity incentive plans also may discourage certain transactions involving a change in control of the Company. This level of ownership by such persons and entities, when combined with the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in control of the Company. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

No Dividends

  The Company has not paid any cash or other dividends on its Common Stock, nor does it expect to pay dividends in the foreseeable future.

ITEM 2.  PROPERTIES

  The Company's principal administrative, sales and marketing, research and development and support facilities consist of approximately 80,000 square feet of office space in Boulder, Colorado. The Company occupies these premises under a lease expiring December 31, 2002. The Company intends to lease additional office space in Texas during 1999.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is not a party to any litigation that it believes could have a material adverse effect on the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5a. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SCCX." The Company commenced its initial public offering of the Common Stock on June 24, 1998 at a price of $12 per share. Prior to such date, there was no public market for the Common Stock. The following table sets forth the high and low bid prices for the Common Stock for the periods indicated, as reported on the Nasdaq National Market.

                                                                             HIGH              LOW
                                                                       ----------------  ----------------

June 24, 1998 through June 30, 1998                                              $14.00            $12.00
Quarter ended September 30, 1998                                                  16.00              2.88
Quarter ended December 31, 1998                                                    5.56              2.88


  As of February 28, 1999, there were approximately 213 holders of record.

  The Company has not paid any cash dividends on its capital stock since its inception, and does not expect to pay cash dividends on its Common Stock in the foreseeable future. Certain covenants contained in the Company's line of credit agreement restrict the payment of dividends without the lender's prior consent. Payments of future dividends, if any, will be at the discretion of the Company's Board of Directors, subject to the restrictions discussed above, after taking into account various factors, including the Company's financial condition, operating results, cash needs and expansion plans. See "Management's Discussion and Analysis of Financial Condition an Results of Operations - Liquidity and Capital Resources."

ITEM 5b. - CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 29, 1998, the Company consummated its initial public offering (the "Offering") of its common stock, par value $.001 per share (the "Common Stock"). The estimated net offering proceeds to the Company after deducting the foregoing discounts, commissions, fees and expenses were $25,988,400, of which $3,510,400 relates to the exercise of the underwriters' over-allotment option on July 22, 1998. Through December 31, 1998, the proceeds of the offering have been applied as follows:

Aggregate offering price                                                           $28,980,000

Direct and indirect payment to others for:
     Underwriting discounts and commissions                                          2,028,600
     Other offering expenses                                                           963,000
     Construction of building and facilities                                           300,000
     Capital lease payment to receive discount                                       2,878,500
     Repayment of indebtedness                                                       4,610,000


None of such payments were direct or indirect payments to directors, officers, general partners of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to affiliates of the Company. The Company expects to use its remaining net proceeds for product development and general corporate purposes, including working capital. A portion of the net proceeds also may be used for the acquisition of businesses, products and technologies that are complementary to those of the Company. The Company invested approximately $15 million of the offering proceeds in an investment portfolio consisting mostly of high-grade bonds and commercial paper.

ITEM 6.     SELECTED FINANCIAL DATA

  The following selected financial data are qualified by reference to and should be read in conjunction with the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The statement of operations data for the years ended December 31, 1998, 1997 and 1996 and the balance sheet data at December 31, 1998 and 1997 are derived from, and are qualified by reference to, the audited Financial Statements and Notes included in Item 8. The statement of operations data for the years ended December 31, 1995 and 1994 and the balance sheet data at December 31, 1996, 1995 and 1994 are derived from audited financial statements not included in this Annual Report on Form 10-K.


                                                                                  December 31,
                                                             ------------------------------------------------------
                                                                1998       1997       1996       1995       1994
                                                              ---------  ---------  ---------  ---------  ---------

Statement of Operations Data:
Revenue:
  Data management services..................................   $30,610    $24,005    $13,165    $ 3,531    $   170
  Licenses and implementation services......................     3,839      3,067      1,637      3,882      1,830
                                                               -------    -------    -------    -------    -------
        Total revenue.......................................    34,449     27,072     14,802      7,413      2,000
Costs and expenses:
  Cost of data management services..........................    20,740     15,378      7,996      2,840      1,137
  Cost of licenses and implementation services..............       836      1,283        596      1,041        789
  Sales and marketing.......................................     4,119      3,850      3,204      2,016      1,262
  General and administrative................................     4,959      3,227      1,533        830        227
                                                               -------    -------    -------    -------    -------
        Total costs and expenses............................    30,654     23,738     13,329      6,727      3,415
                                                               -------    -------    -------    -------    -------
Income (loss) from operations...............................     3,795      3,334      1,473        686     (1,415)
Other expenses, net.........................................       294        879        527        368         10
                                                               -------    -------    -------    -------    -------
Income (loss) from continuing operations before
  income taxes..............................................     3,501      2,455        946        318     (1,425)
Provision (benefit) for income taxes........................      (379)    (2,328)         9         16         53
                                                               -------    -------    -------    -------    -------
Net income (loss) from continuing operations before
 extraordinary item.........................................     3,880      4,783        937        302     (1,478)

Income (loss) from operations of discontinued
  division, net of tax......................................        --       (876)      (562)    (1,746)    (1,956)
Loss from disposal of discontinued division.................        --     (2,032)        --         --         --
                                                               -------    -------    -------    -------    -------
Net income (loss) before extraordinary item.................     3,880      1,875        375     (1,444)    (3,434)
Loss from early extinguishment of debt......................      (909)        --         --         --         --
                                                               -------    -------    -------    -------    -------
Net income (loss)...........................................   $ 2,971    $ 1,875    $   375    $(1,444)   $(3,434)
                                                               =======    =======    =======    =======    =======
Per Share Data(1):
Net income (loss) from continuing operations before
 extraordinary item per share:
  Basic.....................................................   $  0.53    $  2.17    $  0.15    $ (0.02)   $ (1.36)
                                                               =======    =======    =======    =======    =======
  Diluted...................................................   $  0.38    $  0.54    $  0.11    $ (0.02)   $ (1.36)
                                                               =======    =======    =======    =======    =======
Net income (loss) per share:
  Basic.....................................................   $  0.39    $  0.61    $ (0.17)   $ (1.07)   $ (3.02)
                                                               =======    =======    =======    =======    =======
  Diluted...................................................   $  0.29    $  0.21    $  0.05    $ (1.07)   $ (3.02)
                                                               =======    =======    =======    =======    =======


                                                                         December 31,
                                        ------------------------------------------------------------------------------
                                             1998            1997             1996           1995            1994
                                         -------------  ---------------  --------------  -------------  --------------
Balance Sheet Data:
Cash and cash equivalents..............        $10,266        $  2,503        $     32        $ 1,004         $   721
Working capital (deficit)..............         17,678          (2,670)         (7,345)        (8,135)         (7,468)
Total assets...........................         45,095          21,106          18,482         11,755           6,422
Long-term debt.........................          2,791           6,891           3,318          1,934             494
Total stockholders' equity (deficit)...         33,591         (11,867)        (13,068)        (4,614)         (5,845)


(1) See Note 2 of Notes to Financial Statements for an explanation of the determination of the shares used in computing net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN THE SECTION ENTITLED RISK FACTORS IN ITEM 1.

Overview

  SCC is the leading provider of 9-1-1 OSS services to ILECs, CLECs and wireless carriers in the United States. The Company manages the data that enable a 9-1-1 call to be routed to the appropriate public safety agency with accurate and timely information about the caller's identification and location. The Company was incorporated in July 1979 in the State of Colorado under the name Systems Concepts of Colorado, Inc. and was reincorporated in September 1993 in the State of Delaware under the name SCC Communications Corp. Prior to 1995, substantially all of the Company's revenue was derived from the sale of software licenses and related implementation services to ILECs and public safety agencies. During 1994, the Company began investing in infrastructure to provide its 9-1-1 OSS solution to telephone operating companies seeking to outsource such operations. The Company signed its first 9-1-1 data management services contract in August 1994 and continues to add to the number of records under management. The Company began to recognize revenue from wireless carriers in the third quarter of 1997, and a growing percentage of the Company's revenue has been derived from the management of 9-1-1 data records for wireless carriers. In addition, the Company signed a contract with the General Services Commission of the State of Texas in November 1998, representing the first time that a state agency has endeavored to centralize 9-1-1 OSS and data management services with a neutral third party.

  SCC's data management services revenue is derived from contracts with ILECs, CLECs, wireless carriers and a state agency pursuant to which the Company provides an outsourcing solution for its customers' 9-1-1 data management. Revenue included in data management services generally includes a non-recurring initial fee for the design and implementation of the 9-1-1 OSS, conversion of the customer's data to the Company's systems, hiring and training of personnel, and other costs required to prepare for the processing of customer data. Non-recurring fees are recognized on the percentage-of-completion method over the period required to perform the tasks necessary to prepare for the processing of customer data. The Company also generally receives a monthly service fee based on the number of subscriber records under management, which is recognized in the period in which the services are rendered. Data management services revenue also may include revenue from enhanced products and services, which are recognized in the period to which the services are performed. Related costs are expensed as they are incurred. Data management services revenue comprised 89% of the Company's total revenue in each of the years ended December 31, 1998, 1997 and 1996.

  SCC's licenses and implementation services revenue is derived from contracts with ILECs pursuant to which the Company provides a 9-1-1 software license or related products and services such as implementation, training, software enhancements and interfaces to its customers' systems. Licenses and implementation services revenue is recognized using the percentage-of-completion method. The related costs include third-party licenses, direct labor and related expenses, and are expensed as incurred. Subsequent to system installation, the Company provides its customers with maintenance services that are recognized ratably over the related contract period on a straight-line basis. The Company's licenses and implementation services revenue is derived from a limited number of customers and consequently the concentration of customers can result in quarterly fluctuations based on the timing of the signing of new contracts and completion of existing contracts. Margins on such contracts also may fluctuate based on the elements included in the contract. Licenses and implementation services revenue comprised 11% of the Company's total revenue in each of the years ended December 31, 1996, 1997 and 1998.

  During the year ended December 31, 1998, the Company recognized approximately 73% of total revenue from Ameritech, BellSouth Inc. and U.S. WEST, each of which accounted for greater than 10% of the Company's total revenue in such periods. During the year ended December 31, 1997, the Company recognized approximately 81% of total revenue from Ameritech, BellSouth Inc. and U.S. WEST, each of which accounted for greater than 10% of the Company's total revenue in such periods. During the year ended December 31, 1996, the Company recognized approximately 82% of total revenue from continuing operations from Ameritech and U.S. WEST, each of which accounted for greater than 10% of the Company's total revenue in such periods.

  In the third quarter of 1998, one of the Company's licenses and implementation services customers, Bell Atlantic, who had merged with Nynex, announced its decision to standardize its 9-1-1 hardware and software platform utilizing non-SCC systems that had been used by Nynex prior to the merger. In the fourth quarter of 1998, the Company and Bell Atlantic entered into a Termination, Settlement and Release Agreement, under which Bell Atlantic paid the Company for work that had been performed prior to cancellation of the contract. This transition will occur over the course of 1999, during which time the Company will continue to support the systems installed in Bell Atlantic and will co-operate fully to ensure a smooth transition of these systems. Bell Atlantic comprised approximately 8% of the Company's total revenue in 1998. See "Risk Factors -- Reliance on Significant Customers."

  As of December 31, 1998, the Company had net operating loss carryforwards of $8.5 million available to offset future net income for U.S. federal income tax purposes. Thus, the Company's income tax provision for past fiscal years consisted of alternative minimum taxes, state income taxes in states where the Company has not had net operating loss carryforwards to offset net income, and foreign taxes. The Company reversed $1.7 million and $2.4 million of the valuation allowance on its deferred tax assets in the years ended December 31, 1998 and 1997, respectively, as the Company believes that it is more likely than not that such tax benefits will be realized. Of the $912,000 tax benefit recorded in 1998, $533,000 related to the extraordinary loss from early extinguishment of debt. There is no assurance that the Company's remaining deferred tax assets will be offset by future taxable income or will not be restricted in the future due to transactions entered into by the Company or changes in tax legislation.

  In June 1997, the Company sold the net assets of its Premise Products Division. The sale of the Company's Premise Products Division resulted in a net loss from the sale of $2.0 million. Net losses from operations of this division totaled $876,000 and $562,000 in 1997 and 1996, respectively, and are presented in the Company's financial statements as loss from operations of discontinued division.

  In June and July 1998, the Company completed an initial public offering of its common stock, which generated proceeds of $26.0 million, net of the underwriter's discount and other offering costs and including the exercise of the underwriters' overallotment option. See Note 2 to the accompanying financial statements and "Liquidity and Capital Resources."

  Historically, substantially all of the Company's revenue has been generated from sales to customers in the United States. However, the Company has generated revenue in Canada and intends to enter additional international markets, which may require significant management attention and financial resources. International sales are subject to a variety of risks. See "Risk Factors -- Risks Associated with International Sales."

  The Company's quarterly and annual operating results have varied significantly in the past. The variation in operating results will likely continue and may intensify. Although the Company was profitable in six of its last eight quarters, there can be no assurance that the Company's profitability will continue in the future or, if the Company is profitable, that its levels of profitability will not vary significantly between quarters. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company's operating results may continue to fluctuate as a result of many factors, including the length of the sales cycles for new or existing customers, the size, timing or duration of significant customer contracts, fluctuations in number of subscriber records under management, timing or duration of service offerings, rate of adoption of wireless services by Public Safety Answering Points, efforts expended to accelerate the introduction of certain new products, ability of the Company to hire, train and retain qualified personnel, increased competition, changes in operating expenses, changes in Company strategy, the financial performance of the Company's customers, changes in telecommunications legislation and regulations that may affect the competitive environment for the Company's services, and general economic factors. The Company's contracts for 9-1-1 OSS services generally include a non-recurring initial fee, and therefore, the Company may recognize significantly increased revenue for a short period of time upon commencing services for a new customer.

  The Company's expense levels are based in significant part on its expectations regarding future revenue. The Company's revenue is difficult to forecast because the market for the Company's 9-1-1 OSS services is rapidly evolving. In addition, the Company's sales cycle and the size and timing of significant customer contracts, license fees and non-recurring initial fees vary substantially among customers depending on the level of service provided. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall could therefore have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company hired additional employees in 1996, 1997 and 1998, and expects to continue hiring additional employees during 1999. The Company also began planning for office space in Texas from which it will perform certain portions of its operations. The Company expects that the costs related to the additional hiring and office space will affect the Company's operating margins for the short term.

There can be no assurance that the Company can continue to report operating profits, and failure to do so is likely to have a material adverse effect on the Company's financial results. See "Risk Factors -- Significant Fluctuations in Quarterly Results of Operations" and "-- Management of Change."

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenue

  Total Revenue. Total revenue increased 27%, from $27.1 million in 1997 to $34.4 million in 1998.

  Data Management Services Revenue. Revenue from data management services increased 28%, from $24.0 million in 1997 to $30.6 million in 1998, representing approximately 89% of total revenue in both periods. The increase resulted primarily from increases in (i) monthly fees from wireline customers due to an increase in the number of subscribers under management, (ii) non-recurring and monthly fees from wireless customers, as the Company did not begin to earn revenue from wireless customers until the third quarter of 1997 and signed several new contracts in 1998, (iii) non-recurring fees from enhanced services, and (iv) non-recurring fees from new wireline customers that were transitioned to the Company's systems.

  Licenses and Implementation Services. Revenue from licenses and implementation services increased 25%, from $3.1 million in 1997 to $3.8 million in 1998, due to increased work performed on contracts that began in 1997 and were completed or terminated during 1998.

Costs and Expenses

  Cost of Data Management Services. Cost of data management services consists primarily of labor and costs of interconnection with customers' systems and the Company's infrastructure. Cost of data management services increased 35%, from $15.4 million in 1997 to $20.7 million in 1998, representing 57% and 60% of total revenue, respectively, and 64% and 68% of data management services revenue, respectively. The dollar increase was due to the addition of personnel and equipment and expansion of facilities to accommodate growth in the Company's wireless and wireline operations. The Company intends to expend additional resources in the first half of 1999 to accelerate the introduction of certain new products.

  Cost of Licenses and Implementation Services. Cost of licenses and implementation services consists primarily of labor, license fees for third party software and related expenses. Cost of licenses and implementation services decreased 35%, from $1.3 million in 1997 to $836,000 in 1998, representing 5% and 2% of total revenue, respectively, and 42% and 22% of licenses and implementation services revenue, respectively. The decrease in dollars and as a percent of licenses and implementation services revenue was primarily due to the reversal of accrued third party software fees that will not be required and an increase in warranty revenue, both of which resulted from the cancellation of the Company's contract with Bell Atlantic.

  Sales and Marketing. Sales and marketing expenses consist primarily of expenses related to salaries and commissions, travel, trade shows and sales collateral. Sales and marketing expenses increased 7%, from $3.9 million in 1997 to $4.1 million in 1998, representing 14% and 12% of total revenue, respectively. The increase was primarily due to salaries and related costs related to the hiring of additional sales and marketing personnel during 1998 and public relations costs incurred in 1998. These increases were partially offset by decreases in sales commissions, as well as the transfer of a vice president to a general and administrative position.

  General and Administrative. General and administrative expenses consist primarily of expenses related to the Company's information systems, finance, human resources, legal, executive and financial planning departments. General and administrative expenses increased 54%, from $3.2 million in 1997 to $5.0 million in 1998, representing 12% and 14% of total revenue, respectively. The dollar increase was due to (i) the reassignment of certain continuing resources, infrastructure and related general and administrative expenses applicable to continuing operations, (ii) addition of personnel and computer equipment in the accounting, information systems, legal and human resources departments to support the Company's growth, (iii) the transfer of a marketing vice president to a general and administrative position, and (iv) strategic consulting costs incurred in 1998. The increases were partially offset by a decrease in executive bonuses.

  Other Expenses, Net. Net other expenses consist primarily of interest expense from the Company's borrowings and leases for capital equipment, offset by interest income earned on the Company's cash balances. Other expenses decreased 67%, from $879,000 in 1997 to $294,000 in 1998, representing 3% and 1% of total revenue, respectively. The dollar decrease was primarily due to the repayment of certain bank debt and capital leases during 1998 and interest earned from the investment of funds from the Company's initial public offering in June and July of 1998.

  Income Tax Benefit. The income tax benefit of $379,000 in 1998 consists of the reversal of a portion of the Company's valuation allowance on its deferred tax assets, compared to a reversal of valuation allowance of $2.4 million in 1997. The Company did not record a state income tax provision in 1998 primarily due to the utilization of state net operating loss carryforwards. In 1997, the Company recorded a state provision of $172,000 as more business was conducted in states where net operating loss carryforwards were not available.

  Loss from Early Extinguishment of Debt. The Company recorded a charge of $909,000 in 1998, net of the related tax benefit, related to the write-off of the remaining debt discount and other costs associated with the early extinguishment of the Company's bank debt.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Revenue

  Total Revenue. Total revenue increased 83%, from $14.8 million in 1996 to $27.1 million in 1997.

  Data Management Services Revenue. Revenue from data management services increased 82%, from $13.2 million in 1996 to $24.0 million in 1997, representing approximately 89% of total revenue in both years. This increase resulted from an increase in non-recurring and monthly fees from existing customers, increased sales of new services to existing customers, and the realization of non-recurring and monthly fees from both wireline and wireless customers.

  Licenses and Implementation Services Revenue. Revenue from licenses and implementation services increased 87%, from $1.6 million in 1996 to $3.1 million in 1997. The increase resulted from the addition of a new contract in 1997.

Costs and Expenses

  Cost of Data Management Services. Cost of data management services increased 92%, from $8.0 million in 1996 to $15.4 million in 1997, representing 54% and 57%, respectively, of total revenue and 61% and 64%, respectively, of data management services revenue. The increase as a percentage of total revenue and data management services revenue resulted from the addition of employees and other resources in early 1997 in anticipation of wireless contracts, although the Company did not begin recognizing revenue from such contracts until the third quarter of 1997.

  Cost of Licenses and Implementation Services. Cost of licenses and implementation services increased 115%, from $596,000 in 1996 to $1.3 million in 1997, representing 4% and 5%, respectively, of total revenue and 36% and 42%, respectively, of licenses and implementation services revenue. The increase as a percentage of associated revenue was due to the inclusion of higher cost elements, including third-party software, in contracts performed in 1997.

  Sales and Marketing. Sales and marketing expenses increased 20%, from $3.2 million in 1996 to $3.9 million in 1997, representing 22% and 14%, respectively, of total revenue. The increase in dollar amount was primarily due to increases in salaries, recruiting, relocation and travel costs caused by an increase in the sales force and increased marketing activities in 1997. The remaining increase was due to the reassignment of marketing resources and related expenses to the Company's continuing operations.

  General and Administrative. General and administrative expenses increased 111%, from $1.5 million in 1996 to $3.2 million in 1997, representing 10% and 12%, respectively, of total revenue. Approximately $1.0 million of the increase is related to the reassignment of certain continuing resources, infrastructure and related general and administrative expenses applicable to the Company's continuing operations. The remaining dollar and percentage increases resulted primarily from increased costs necessary to develop and maintain the internal and customer support information systems, increased depreciation expense in 1997, increased executive bonuses paid and accrued in 1997, and expansion of the Company's facilities to accommodate the Company's growth.

  Other Expenses, Net. Other expenses increased 67%, from $527,000 in 1996 to $879,000 in 1997, representing 4% and 3% of total revenue in 1996 and 1997, respectively. The increase in dollar amount resulted from an increase in interest expense caused by an increase in capital leases, a higher average balance outstanding on the Company's line of credit in 1997, and interest expense related to a $4.0 million borrowing in November 1997. This increase was partially offset by an increase in interest income recognized, as the Company's average cash balance increased in 1997.

  Provision (Benefit) for Income Taxes. The Company's income tax provision (benefit) changed from a provision of $9,000 in 1996 to a benefit of $(2,328,000) in 1997. In 1997, the Company recorded an income tax benefit of $2.5 million due to the reversal of the Company's valuation allowance on its deferred tax assets. Excluding this benefit, the Company had an income tax provision of $172,000. This increase over 1996 was due to a foreign income tax refund received in 1996. In addition, the Company's state income tax provision increased in 1997, as the Company generated more income in states in which the Company did not have net operating loss carryforwards available to offset net income.

Liquidity and Capital Resources

  Since its inception the Company has funded its operations with cash provided by operations, supplemented by equity and debt financing and leases on capital equipment. As of December 31, 1998, the Company had $20.1 million in cash and cash equivalents and investments in marketable securities.

  In June 1998, the Company completed an initial public offering of 2,100,000 shares of its Common Stock, which generated proceeds of $22.5 million to the Company, net of the underwriter's discount and other offering costs. The Company used approximately $4.4 million of the proceeds to repay its bank loans and $160,000 for the related prepayment penalty. In July 1998, the underwriters of the Company's initial public offering exercised their over-allotment option. Under the over-allotment option, the Company sold an additional 315,000 shares of its Common Stock, generating net proceeds of $3.5 million.

  In addition to the $4.4 million of debt repaid with the proceeds of the initial public offering, the Company repaid $5.6 million and $798,000 of other bank debt and capital lease obligations during 1998 and 1997, respectively, net of borrowings of $4.3 million in 1997. Additionally, the Company used $3.4 million and $2.8 million during 1998 and 1997, respectively, for the purchase of capital assets and software development. The Company anticipates that its level of spending for capital expenditures in 1998 will continue during 1999, although it currently has no material commitments for capital expenditures.

  The Company has a line of credit with a bank equal to the lesser of 80% of qualifying accounts receivable or $2.0 million available to meet operating needs. Amounts borrowed under the line of credit bear interest at prime rate (7.75% at December 31, 1998) and are due April 15, 1999. The credit line is collateralized by certain assets of the Company. As of December 31, 1998, no borrowings were outstanding on the line of credit.

  The Company believes that the remaining net proceeds from its initial public offering, together with cash generated from operations, will be sufficient to fund its anticipated working capital needs, capital expenditures and any potential future acquisitions through at least the next twelve months. In the event the Company's plans or assumptions change or prove to be inaccurate, or if the Company consummates any unplanned acquisitions of businesses or assets, the Company may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

Year 2000 Capability

  Many currently installed computer and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

  The Company uses off-the-shelf and custom software developed internally and by third parties for its production systems. The Company has completed its assessment of and begun implementing a plan for the programming and testing of its internally developed software to make it Year 2000 compliant. In addition, the Company has identified which of its third party production systems it believes have date-sensitive applications to determine where Year 2000 issues may exist. The Company has contacted the third-party suppliers and has received responses from most of those suppliers, including the suppliers that the Company considers critical. The Company has received patches for the systems that are not Year 2000 compliant and has installed approximately half of them. The Company intends to complete the installation of such patches by the end of the second quarter of 1999.

  The Company estimates that its total costs to convert its production systems to be Year 2000 compliant, including primarily internal labor and third party hardware and internal and third party software costs, will be approximately $400,000, of which approximately 95% has been incurred. The Company expects to complete the conversion of its production systems in the second quarter of 1999. However, there can be no assurance that unidentified Year 2000 problems will not cause the Company to incur material expenses in responding to such problems or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to the extent that such software and systems do not become Year 2000 compliant, there can be no assurance that potential systems interruptions, the Company's potential inability to meet its contractual obligations or the cost necessary to update such software will not have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's current contracts with its customers require that the Company warrant Year 2000 capability by a certain date. Any failure to achieve Year 2000 compliance by such date could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company has completed its assessment of its information technology ("IT") and non-IT systems. Non-IT systems include fax machines, photocopiers, telephone switches, security systems and other common office devices. The Company's assessment included contacting third party suppliers regarding Year 2000 compliance. Patches are installed or are scheduled to be installed by the end of the second quarter of 1999. Failure of one or more of these internal systems to become Year 2000 compliant could impair the Company's ability to communicate with its customers and perform critical business operations and could cause the Company to process information manually or limit access to data.

  The Company is developing contingency plans with respect to Year 2000 issues for certain of its systems and is continually monitoring the risks involved. Some of these contingency plans include manual processing until such time that the system becomes compliant. The Company will freeze all software changes in the fourth quarter of 1999 and perform recontamination testing of its production systems to ensure that any changes made to the systems since the last Year 2000 testing have not impaired the Year 2000 compliance of the systems. To supplement the Company's normal on-call procedures, key employees of the Company will be on site where critical systems are located through the Year 2000 changeover. The Company is also making support arrangements with its critical third party suppliers to ensure that support is available if unanticipated problems arise.

  Although the Company expects to identify and resolve all Year 2000 issues that could materially affect its business operations, the Company believes it is not possible to determine with complete certainty that all Year 2000 issues will be identified or corrected in time. If the costs to convert the Company's systems to be Year 2000 compliant are greater than anticipated or if the Company's systems do not contain all necessary date code changes in time, there is no assurance that system interruptions or an inability to meet contractual obligations would not occur or that such occurrences would not have a material adverse effect on the Company's business, financial condition and results of
operations.   See "Risk Factors -- Year 2000 Capability."

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

  The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133. The Company's management has not yet quantified the impacts of adopting Statement 133 on the Company's financial statements and has not determined the timing of or method of the Company's adoption of Statement No. 133. However, should the Company determine to utilize the arrangements covered by Statement No. 133, the Statement could increase volatility in earnings and other comprehensive income. Because the Company has not historically entered into such arrangements, management believes that Statement No. 133 will not significantly affect its financial reporting.

Statement of Position 98-9

  In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 amends certain paragraphs of Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," to require the application of a residual method of accounting for software revenue when certain conditions exist. SOP 98-9 also amends Statement of Position 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2" to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or
before March 15, 1999.   All other provisions of SOP 98-9 are effective for
transactions entered into in fiscal years beginning after March 15, 1999. Earlier adoption is permitted, however, retroactive application is prohibited. The Company believes SOP 98-9 will not materially impact its financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to its normal operating and funding activities. Historically and as of December 31, 1998, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

  The interest payable on the Company's line of credit is variable based on the lender's prime rate, and, therefore, is affected by changes in market interest rates. At December 31, 1998, no amounts were outstanding under the Company's line of credit, however, the Company may borrow up to 80% of qualified accounts receivable, not to exceed $2,000,000. In addition, the Company invests excess funds in high-grade treasury bonds and commercial paper on which the Company monitors interest rates frequently and as the investments mature. The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                            SCC COMMUNICATIONS CORP.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                  Page
                                                                                                              ------------
Report of Independent Public Accountants....................................................................            32
Balance Sheets as of December 31, 1998 and 1997.............................................................            33
Statements of Operations for the years ended December 31, 1998, 1997 and 1996...............................            34
Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1997 and 1996...........            35
Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996...............................            36
Notes to Financial Statements...............................................................................            37

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SCC Communications Corp.:

  We have audited the accompanying balance sheets of SCC Communications Corp. (a Delaware corporation) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCC Communications Corp. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Denver, Colorado,
February 19, 1999

                            SCC COMMUNICATIONS CORP.

                                 BALANCE SHEETS
                             (dollars in thousands)

                                                                                                 December 31,
                                                                                     ----------------------------------
                                                                                           1998              1997
                                                                                     ----------------  ----------------
                        ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.........................................................         $ 10,266          $  2,503
 Short-term investments in marketable securities..................................             7,761                --
 Accounts receivable, net of allowance of approximately $50 in 1998 and 1997 for               4,820             2,328
  doubtful accounts................................................................
 Unbilled project revenue..........................................................            1,035               996
 Prepaids and other................................................................              484               224
 Deferred income taxes -- current portion..........................................            2,025             1,300
                                                                                            --------          --------
    Total current assets...........................................................           26,391             7,351
                                                                                            --------          --------
PROPERTY AND EQUIPMENT, at cost:
 Computer hardware and equipment...................................................           23,687            18,844
 Furniture and fixtures............................................................              800               709
 Leasehold improvements............................................................              920               621
                                                                                            --------          --------
                                                                                              25,407            20,174
 Less -- Accumulated depreciation..................................................          (11,056)           (8,136)
                                                                                            --------          --------
    Total property and equipment...................................................           14,351            12,038
                                                                                            --------          --------
OTHER ASSETS.......................................................................              112                86
LONG-TERM INVESTMENTS in marketable securities.....................................            2,054                --
DEFERRED INCOME TAXES -- NONCURRENT................................................            1,504             1,200
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $346 and $201 in
 1998 and 1997, respectively.......................................................              683               431
                                                                                            --------          --------
                                                                                            $ 45,095          $ 21,106
                                                                                            ========          ========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Accounts payable..................................................................         $  1,211          $    965
 Payroll-related accruals..........................................................              734               780
 Other accrued liabilities.........................................................            2,546             2,671
 Property and other taxes..........................................................              696               368
 Current portion of notes payable (Note 5).........................................               --               986
 Current portion of capital lease obligations (Note 5).............................            1,618             1,638
 Deferred contract revenue.........................................................            1,908             2,613
                                                                                            --------          --------
    Total current liabilities......................................................            8,713            10,021
LONG-TERM DEBT:
 Notes payable, net of current portion (Note 5)....................................               --             4,000
 Discount on long-term note payable (Note 5).......................................               --            (1,430)
 Capital lease obligations, net of current portion (Note 5)........................            2,791             4,321
                                                                                            --------          --------
    Total liabilities..............................................................           11,504            16,912
                                                                                            --------          --------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 11)
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
 STOCK (Note 4):
   Series A, B, C, D, E and F $.001 par value; 6,188,575 shares authorized, issued and outstanding at December 31, 1997; entitled to $0 and $14,589 in 1998 and
    1997, respectively, in liquidation or upon redemption if requested by the
    holders after September 1, 1998, stated at redemption value....................               --            14,589
PUTABLE COMMON STOCK WARRANT (Note 4)..............................................               --             1,472
STOCKHOLDERS' EQUITY (DEFICIT) (Note 4):
 Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued or
  outstanding......................................................................               --                --
 Common stock, $.001 par value; 30,000,000 shares authorized; 10,886,353 and
  1,994,281 shares issued at December 31, 1998 and 1997, respectively..............               10                 2
 Additional paid-in capital........................................................           43,320               452
 Treasury stock, 0 and 36,250 shares outstanding at December 31, 1998 and 1997,
  respectively, at cost............................................................               --                (3)
 Stock subscriptions receivable....................................................              (59)              (99)
 Accumulated deficit...............................................................           (9,680)          (12,219)
                                                                                            --------          --------
    Total stockholders' equity (deficit)...........................................           33,591           (11,867)
                                                                                            --------          --------
                                                                                            $ 45,095          $ 21,106
                                                                                            ========          ========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                            SCC COMMUNICATIONS CORP.

                            STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)



                                                                                        Year Ended December 31,
                                                                            --------------------------------------------
                                                                                   1998            1997         1996
                                                                            ------------------  -----------  -----------
REVENUE:
  Data management services................................................        $    30,610   $   24,005   $   13,165
  Licenses and implementation services....................................              3,839        3,067        1,637
                                                                                  -----------   ----------   ----------
         Total revenue....................................................             34,449       27,072       14,802
COSTS AND EXPENSES:
  Cost of data management services........................................             20,740       15,378        7,996
  Cost of licenses and implementation services............................                836        1,283          596
  Sales and marketing.....................................................              4,119        3,850        3,204
  General and administrative..............................................              4,959        3,227        1,533
                                                                                  -----------   ----------   ----------
         Total costs and expenses.........................................             30,654       23,738       13,329
                                                                                  -----------   ----------   ----------
INCOME FROM OPERATIONS....................................................              3,795        3,334        1,473
OTHER INCOME (EXPENSE):
  Interest and other income...............................................                654           88           34
  Interest and other expense..............................................               (948)        (967)        (561)
                                                                                  -----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES AND EXTRAORDINARY ITEM............................................              3,501        2,455          946
PROVISION (BENEFIT) FOR INCOME TAXES (Note 6).............................               (379)      (2,328)           9
                                                                                  -----------   ----------   ----------
NET INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM...........
                                                                                        3,880        4,783          937
DISCONTINUED OPERATIONS (Note 3):
  Loss from operations of discontinued division, net of tax...............                 --         (876)        (562)
  Loss from disposal of discontinued division.............................                 --       (2,032)          --
                                                                                  -----------   ----------   ----------
NET INCOME  BEFORE EXTRAORDINARY ITEM.....................................              3,880        1,875          375

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT, net of tax..........               (909)          --           --
                                                                                  -----------   ----------   ----------
NET INCOME................................................................        $     2,971   $    1,875   $      375
                                                                                  ===========   ==========   ==========
 Dividends accrued on Series D, E and F mandatorily redeemable
  convertible preferred stock.............................................               (355)        (740)        (673)

Common stock warrant put price adjustment.................................                (77)          (8)          --
                                                                                  -----------   ----------   ----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK..............................        $     2,539   $    1,127   $     (298)
                                                                                  ===========   ==========   ==========
NET INCOME PER SHARE FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM
 (Note 2):
  Basic...................................................................        $      0.53   $     2.17   $     0.15
                                                                                  ===========   ==========   ==========
  Diluted.................................................................        $      0.38   $     0.54   $     0.11
                                                                                  ===========   ==========   ==========
NET INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM (Note 2):
  Basic...................................................................        $      0.53   $     0.61   $    (0.17)
                                                                                  ===========   ==========   ==========
  Diluted.................................................................        $      0.38   $     0.21   $     0.05
                                                                                  ===========   ==========   ==========
NET INCOME (LOSS) PER SHARE (Note 2):
  Basic...................................................................        $      0.39   $     0.61   $    (0.17)
                                                                                  ===========   ==========   ==========
  Diluted.................................................................        $      0.29   $     0.21   $     0.05
                                                                                  ===========   ==========   ==========
SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE (Note 2):
  Basic...................................................................          6,433,564    1,857,413    1,790,230
                                                                                  ===========   ==========   ==========
  Diluted.................................................................         10,334,556    8,788,816    8,299,362
                                                                                  ===========   ==========   ==========

  The accompanying notes to financial statements are an integral part of these statements.

                            SCC COMMUNICATIONS CORP.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (dollars in thousands, except per share data)

                                                                                                                           Total
                                         Common Stock      Additonal      Stock          Treasury Stock                Stockholders'
                                     --------------------   Paid-in   Subscriptions  --------------------  Accumulated    Equity
                                      Shares      Amount    Capital     Receivable    Shares      Amount     Deficit     (Deficit)
                                     ---------- ---------  ---------  -------------  ---------  ---------  ----------- ------------
BALANCES, at December 31,
  1995..............................  1,821,448  $     2    $    278    $     (19)    (36,250)    $   (3)   $ (13,049)    $(12,791)
  Dividends accrued on Series D, E
   and F Convertible Preferred Stock         --       --          --           --          --         --         (672)        (672)
  Exercise of stock options.........     19,451       --          20           --          --         --           --           20
  Net income........................         --       --          --           --          --         --          375          375
                                     ---------- ---------  ---------  -------------  ---------  ---------  ----------- ------------
BALANCES, at December 31,
  1996..............................  1,840,899        2         298          (19)    (36,250)        (3)     (13,346)     (13,068)
  Dividends accrued on Series D, E
   and F Convertible Preferred Stock         --       --          --           --          --         --         (740)        (740)
  Exercise of stock options,
   including options exercised in
   exchange for notes receivable...     153,382       --         154          (80)         --         --           --           74
  Common stock warrant put price
   adjustment (Note 4)..............         --       --          --           --          --         --           (8)          (8)
  Net income........................         --       --          --           --          --         --        1,875        1,875
                                     ---------- ---------  ---------  -------------  ---------  ---------  ----------- ------------
BALANCES, at December 31,
  1997..............................  1,994,281        2         452          (99)    (36,250)        (3)     (12,219)     (11,867)
  Dividends accrued on Series D, E
   and F Convertible Preferred Stock         --       --          --           --          --         --         (355)        (355)
 Issuance of common stock through
    Initial Public Offering, net of
    issuance costs of $964..........  2,415,000        2      25,985           --          --         --           --      25,987
 Conversion of preferred stock into
  common stock......................  6,188,575        6      14,938           --          --         --           --      14,944
 Conversion of common stock warrants    195,148       --       1,549           --          --         --           --       1,549
 Issuance of common stock under
    Employee Stock Purchase Plan....     61,105       --         243           --          --         --           --         243
 Exercise of stock options..........     68,494       --          39           --          --         --           --          39
 Common stock warrant put
    price adjustment................         --       --          --           --          --         --          (77)        (77)
 Stock subscription payments
    received........................         --       --          --           40          --         --           --          40
 Tax benefit related to
  disqualifying dispositions of
  common stock......................         --       --         117           --          --         --           --         117
 Retirement of treasury stock.......    (36,250)      --          (3)          --      36,250          3           --          --
 Net income.........................         --       --          --           --          --         --        2,971       2,971
                                     ---------- ---------  ---------  -------------  ---------  ---------  ----------- ------------
BALANCES, at December 31, 1998...... 10,886,353  $    10    $ 43,320   $      (59)         --    $    --     $ (9,680)  $  33,591
                                     ========== =========  =========  =============  =========  =========  =========== ============

  The accompanying notes to financial statements are an integral part of these statements.

                            SCC COMMUNICATIONS CORP.

                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                                      Year Ended December 31,
                                                                                              --------------------------------------
                                                                                                     1998           1997      1996
                                                                                              ------------------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................................................           $  2,971   $ 1,875   $   375
  Adjustments to reconcile net income to net cash provided by operating activities --
    Amortization and depreciation...........................................................              4,315     3,534     2,242
    Amortization and write off of note payable discount.....................................              1,430        33        --
    Accretion of investments in marketable securities.......................................               (316)       --        --
    Gain on disposal of assets..............................................................                 --       (40)       --
    Loss on disposal of discontinued division...............................................                 --     2,032        --
    Provision for estimated losses on contracts.............................................                  7      (196)     (321)
    Provision for doubtful accounts.........................................................                 --        25        --
    Deferred income tax benefit.............................................................               (912)   (2,500)       --
    Change in --
      Accounts receivable...................................................................             (2,492)     (977)      102
      Unbilled project revenue..............................................................                (39)     (190)     (778)
      Prepaids and other....................................................................               (286)     (202)      327
      Accounts payable......................................................................                246       236       309
      Accrued liabilities...................................................................                150     1,337       477
      Deferred contract revenue.............................................................               (705)      303    (1,932)
    Decrease in current assets and liabilities from discontinued operations.................                 --       110    (1,257)
                                                                                                       --------   -------   -------
        Net cash provided by (used in) operating activities.................................              4,369     5,380      (456)
                                                                                                       --------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................................................             (2,995)   (2,646)   (2,361)
  Proceeds from sale of net assets..........................................................                 --       603        --
  Purchase of investments...................................................................            (14,446)       --        --
  Sale of investments in marketable securities..............................................              4,947        --        --
  Software development costs................................................................               (397)     (142)     (226)
                                                                                                       --------   -------   -------
        Net cash used in investing activities...............................................            (12,891)   (2,185)   (2,587)
                                                                                                       --------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable...................................................                 --     4,275     2,150
  Principal payments on notes payable.......................................................             (4,986)   (1,439)   (1,527)
  Principal payments on capital lease obligations...........................................             (5,038)   (3,634)   (2,528)
  Exercise of stock options.................................................................                 39        74        20
  Stock subscription payments received......................................................                 40        --        --
  Purchases through employee stock purchase plan............................................                243        --        --
  Proceeds from initial public offering and overallotment, net of underwriters' discount....             26,951        --        --
  Costs related to initial public offering..................................................               (964)       --        --
  Proceeds from issuance of Series F Convertible Preferred Stock............................                 --        --     3,956
                                                                                                       --------   -------   -------
        Net cash provided by (used in) financing activities.................................             16,285      (724)    2,071
                                                                                                       --------   -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................              7,763     2,471      (972)
CASH AND CASH EQUIVALENTS, beginning of period..............................................              2,503        32     1,004
                                                                                                       --------   -------   -------
CASH AND CASH EQUIVALENTS, end of period....................................................           $ 10,266   $ 2,503   $    32
                                                                                                       ========   =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................................................           $    801   $   942   $   611
                                                                                                       ========   =======   =======
  Cash paid during the period for taxes.....................................................           $     95   $    18   $     4
                                                                                                       ========   =======   =======
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
  Dividends accrued on Series D, E and F Convertible Preferred Stock........................           $    355   $   740   $   673
                                                                                                       ========   =======   =======
  Common stock issued to employees in exchange for employee notes receivable................           $    --    $    80   $    --
                                                                                                       ========   =======   =======
  Property acquired with capital leases.....................................................           $  3,488   $ 3,074   $ 5,327
                                                                                                       ========   =======   =======
  Conversion of debt and accrued interest thereon to Series F Convertible Preferred Stock...           $     --   $    --   $ 1,044
                                                                                                       ========   =======   =======
  Conversion of preferred stock.............................................................           $ 14,943    $  --     $  --
                                                                                                       ========   =======   =======
  Conversion of warrants....................................................................           $  1,549    $  --     $  --
                                                                                                       ========   =======   =======
  Retirement of treasury stock                                                                         $      3    $  --     $  --
                                                                                                       ========   =======   =======

  The accompanying notes to financial statements are an integral part of these statements.

                            SCC COMMUNICATIONS CORP.

                         NOTES TO FINANCIAL STATEMENTS


(1) ORGANIZATION, BUSINESS AND LIQUIDITY

  SCC Communications Corp., (the "Company"), is a Delaware corporation. The Company is the leading provider of 9-1-1 operations support systems services to incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs") and wireless carriers in the United States. The Company manages the data which enables 9-1-1 calls to be routed to the appropriate public safety agency with accurate and timely information about the caller's identification and location. In addition, the Company licenses its 9-1-1 software to carriers that wish to manage the delivery of 9-1-1 data management services in-house.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operating Cycle

  Assets and liabilities related to contracts are included in current assets and liabilities in the accompanying balance sheets since they will be liquidated in the normal course of contract completion, although this may require more than one year.

Property and Equipment

  Depreciation of property and equipment is computed using the straight-line method over estimated useful lives of three to five years for computer hardware and equipment, seven years for furniture and fixtures and the life of the lease for leasehold improvements. The costs of repairs and maintenance are expensed while enhancements to existing assets are capitalized.

Software Development Costs

  The Company expenses the costs of developing computer software until technological feasibility is established and capitalizes all costs incurred from that time until the software is available for general customer release. Technological feasibility for the Company's computer software products is based upon the earlier of the achievement of (a) a detailed program design free of high-risk development issues or (b) completion of a working model. Costs of major enhancements to existing products with a wide market are capitalized while routine maintenance of existing products is charged to expense as incurred. The establishment of technological feasibility and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technology.

  Capitalized software costs are amortized on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product which is typically five years. Amortization expense related to capitalized software costs from continuing operations totaled $145,000, $107,000 and $55,000, respectively, for the years ended December 31, 1998, 1997 and 1996, respectively, and is included in cost of data management services and licenses and implementation services in the statements of operations.


Revenue Recognition

  The Company reports revenue based on its two segments, data management services and licenses and implementation services. Revenue from data management services generally consists of a non-recurring initial fee and monthly recurring revenue. The non-recurring initial fee is recognized using the percentage-of-completion method over the period required to convert the customer's data to the Company's system and otherwise prepare for implementation. Revenue from recurring monthly services is recognized in the period the services are rendered. Related expenses are recognized as they are incurred and are included in cost of data management services in the accompanying statements of operations.

  Because the Company's software requires significant modification for each customer, revenue related to software license fees and implementation of the Company's 9-1-1 systems at customer sites is recognized using the percentage-of-completion method. Such contracts include a license fee for the use of the Company's software and service fees for the installation and customization of the system. The Company's costs to install its systems include direct labor, third party license fees and miscellaneous expenses. Such costs are included in cost of licenses and implementation services.

  In applying the percentage-of-completion method, revenue and related costs are recognized based on the percentage that labor hours incurred to date bear to total estimated labor hours. Revenue recognized in excess of amounts billed is reflected as unbilled project revenue and amounts billed in excess of revenue recognized are reflected as deferred contract revenue in the accompanying balance sheets. The Company recognizes any known or anticipated loss on contracts in process when such losses are determined to exist.

  Revenue from licenses and implementation services includes customer support revenue which is recognized ratably over the related contract period on a straight-line basis. Costs related to customer support revenue are included in cost of licenses and implementation services in the accompanying statements of operations.


Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable and investments in high-grade treasury bonds and commercial paper. The Company's accounts receivable are from customers that are generally telecommunications service providers; accordingly, the Company's accounts receivable are concentrated in the telecommunications industry. The Company's principal customers (Note 10) accounted for 30% and 40% of the Company's accounts receivable as of December 31, 1998 and 1997, respectively. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

Research and Development

  Research and development efforts consist of salaries, supplies and other related costs. These costs are expensed as incurred and totaled approximately $1,376,000, $738,000 and $230,000 for the years ended December 31, 1998, 1997 and 1996, respectively. These costs are included in cost of data management services and licenses and implementation services in the accompanying statements of operations and do not include development costs incurred as part of the efforts performed under licenses and implementation services contracts with the Company's customers.

Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include highly liquid investments with original maturities of 90 days or less.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Market Value of Financial Instruments

  Financial instruments include cash and cash equivalents, corporate debt securities, accounts receivable and debt obligations. The carrying amounts for cash and cash equivalents and accounts receivable approximate fair market value because of the short maturity of these instruments. The fair value of notes and capital lease obligations are estimated based on current rates available for debt with similar maturities and securities, and at December 31, 1998 and 1997, approximates the carrying value.

Investments in Marketable Securities

  The Company's investments in corporate debt securities are classified as held-to-maturity and are carried at the amortized cost basis. The investments had the following values at December 31, 1998:

                                          Amortized/                        Gross Unrealized    Gross Unrealized
                                        Accreted Cost  Accrued Interest      Holding Gains       Holding Losses      Fair Value
                                        -------------  -----------------    ----------------    ----------------     ----------
Corporate Debt Securities, maturing
 within one year                          $7,761,000       $(237,000)            $13,000             $(2,000)        $7,535,000
Corporate Debt Securities, maturing
 after one year through five years         2,054,000         (33,000)              3,000                  --          2,024,000
                                        -------------  -----------------    ----------------    ----------------     ----------
                                          $9,815,000       $(270,000)            $16,000             $(2,000)        $9,559,000
                                        =============  =================    ================    ================     ==========

Income Taxes

  The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS 109 also requires recognition of deferred tax assets for the expected future tax effects of loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, on a more likely than not basis, are not expected to be realized (Note 6).

Stock Based Compensation Plans

  The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option and other stock-based compensation plans for employees and directors. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," for such options and stock-based plans for employees and directors (Note 4).

Impairment of Long-Lived Assets

  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets.

Earnings Per Share

  The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," by retroactively restating income (loss) per share amounts for all periods presented. "Basic income (loss) per share" is determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. "Diluted income
(loss) per share" includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. Potentially dilutive common stock options that were excluded from the calculation of diluted income per share because their effect is antidilutive totaled 51,000, 298,017 and 230,316 in 1998, 1997 and 1996, respectively.

  A reconciliation of the numerators and denominators used in computing per share net income from continuing operations is as follows:

                                                          Year Ended December 31,
                                         ----------------------------------------------------------
                                                1998                1997                1996
                                         ------------------  ------------------  ------------------
Numerator:
  Net income from continuing
   operations before extraordinary
   item (numerator for diluted loss
   per share for 1998, 1997 and 1996)..         $3,880,000          $4,783,000           $ 937,000
  Dividends on Convertible Preferred
   Stock...............................           (355,000)           (740,000)           (673,000)
Common stock warrant put price
 adjustment............................            (77,000)             (8,000)                 --
                                                ----------          ----------           ---------
  Numerator for basic income (loss)
   per share before extraordinary item.         $3,448,000          $4,035,000           $ 264,000
                                                ==========          ==========           =========

Denominator for basic income (loss)
 per share:
  Weighted average common shares
   outstanding.........................          6,433,564          1,857,413          1,790,230
Denominator for diluted income (loss)           ==========          =========          =========
 per share:
  Convertible Preferred Stock..........          3,051,900          6,188,575          5,970,710
  Weighted average common shares
   outstanding.........................          6,433,564          1,857,413          1,790,230
  Options issued to employees..........            752,863            720,605            538,422
  Putable common stock warrant.........             96,229             22,223                 --
                                                ----------          ---------          ---------
          Denominator for diluted
           income (loss) per share.....         10,334,556          8,788,816          8,299,362
                                                ==========          =========          =========

Income (loss) per common share was computed as follows:

                                                              Year Ended December 31,
                                                -------------------------------------------------
                                                      1998             1997             1996
                                                ----------------  ---------------  --------------
Basic income (loss) per share:
Income per share from continuing operations
 before extraordinary item....................           $ 0.53           $ 2.17          $ 0.15
Loss per share from discontinued operations...               --            (1.56)          (0.32)
Loss per share from extraordinary item........            (0.14)              --              --
                                                         ------           ------          ------
          Basic income (loss) per share.......           $ 0.39           $ 0.61          $(0.17)
                                                         ======           ======          ======
Diluted income (loss) per share:
Income per share from continuing operations...           $ 0.38           $ 0.54          $ 0.11
Loss per share from discontinued operations...               --            (0.33)          (0.06)
Loss per share from extraordinary item........            (0.09)              --              --
                                                         ------           ------          ------
          Diluted income per share............           $ 0.29           $ 0.21          $ 0.05
                                                         ======           ======          ======

Reverse Stock Split

  On March 18, 1998, the Company's Board of Directors authorized a one-for-three reverse stock split which was effective June 23, 1998. All share amounts, equivalent share amounts and per share amounts have been adjusted retroactively to reflect the reverse stock split.

Recently Issued Accounting Pronouncements


Statement of Position 98-1

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In general, SOP 98-1 requires that certain costs to develop software for internal use be capitalized. This statement is effective for fiscal years beginning after December 15, 1998, although earlier adoption is permitted. These requirements are to be applied prospectively from the date of adoption. The Company believes SOP 98-1 will not materially impact its financial statements.

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

  The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133. The Company's management has not yet quantified the impacts of adopting Statement 133 on the Company's financial statements and has not determined the timing of or method of the Company's adoption of Statement No. 133. However, should the Company determine to utilize the arrangements covered by Statement No. 133, the Statement could increase volatility in earnings and other comprehensive income. Because the Company has not historically entered into such arrangements, management believes that Statement No. 133 will not significantly affect its financial reporting.

Statement of Position 98-9

  In December 1998, the AICPA issued Statement of Position 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 amends certain paragraphs of Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," to require the application of a residual method of accounting for software revenue when certain conditions exist. SOP 98-9 also amends Statement of Position 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2" to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal
years beginning on or before March 15, 1999.   All other provisions of SOP 98-9
are effective for transactions entered into in fiscal years beginning after March 15, 1999. Earlier adoption is permitted, however, retroactive application is prohibited. The Company believes SOP 98-9 will not materially impact its financial statements.

Reclassifications

  Certain reclassifications have been made to prior year balances to conform to the current year presentation.

(3) DISCONTINUED OPERATIONS

  On June 30, 1997, the Company sold the net assets of its Premise Products Division. The sale resulted in a net loss of $2,032,000. The net losses of this division are included in the statements of operations as loss from operations of discontinued division. Revenue from the division for the six months ended June 30, 1997 and for the year ended December 31, 1996 was $5,785,000 and $12,274,000, respectively.

(4)  STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock and Preferred Stock

  In March 1998, the Company's Board of Directors authorized an increase in common stock to 30,000,000 shares and authorized 15,000,000 shares of undesignated preferred stock. In 1998 the Company also retired 36,250 shares of treasury stock.

Mandatorily Redeemable Convertible Preferred Stock

  At December 31, 1997, the Company had the following series of preferred stock outstanding:

                                       Shares         Liquidation
                                    Authorized,           or               Original
                                     Issued and        Redemption          Purchase
                                    Outstanding          Price              Price
                                  ----------------  ----------------  ----------------
Series A........................         1,515,152       $ 1,500,000       $ 1,500,000
Series B........................         1,010,101         1,000,000         1,000,000
Series C........................           442,328           730,000           730,000
Series D........................           912,123         2,371,000         1,614,458
Series E........................         1,083,381         3,255,000         2,632,617
Series F........................         1,225,490         5,733,000         5,000,000
                                         ---------       -----------       -----------
                                         6,188,575       $14,589,000       $12,477,075
                                         =========       ===========       ===========



  In connection with the Company's initial public offering in June 1998, the Company's mandatorily redeemable convertible preferred stock was converted on a one-for-one basis to common stock. Activity for 1996, 1997 and 1998 is as follows:

                                                                   Shares Issued and Outstanding
                                      ------------------------------------------------------------------------------------------
                                          Series A       Series B    Series C   Series D    Series E     Series F       Total
                                      ----------------  -----------  ---------  ---------  -----------  -----------  -----------
BALANCES, at December 31,
  1995..............................        1,515,152    1,010,101    442,328    912,123    1,083,381           --    4,963,085
  Series F Convertible Preferred
   Stock issued at $4.08 per share
   in exchange for cash and notes
   payable..........................               --           --         --         --           --    1,225,490    1,225,490
                                           ----------   ----------   --------   --------   ----------   ----------   ----------
BALANCES, at December 31,
  1996 and 1997.....................        1,515,152    1,010,101    442,328    912,123    1,083,381    1,225,490    6,188,575
                                           ----------   ----------   --------   --------   ----------   ----------   ----------
  Conversion of preferred stock to
   common stock.....................       (1,515,152)  (1,010,101)  (442,328)  (912,123)  (1,083,381)  (1,225,490)  (6,188,575)
                                           ----------   ----------   --------   --------   ----------   ----------   ----------
BALANCES, at December 31,
    1998............................               --           --         --         --           --           --           --
                                           ==========   ==========   ========   ========   ==========   ==========   ==========

  The activity related to the liquidation or redemption value of Series A through Series F Convertible Preferred Stock for the periods ended December 31, 1998, 1997 and 1996 is as follows:


                                                                     Liquidation or Redemption Value
                                    ------------------------------------------------------------------------------------------------
                                        Series A        Series B     Series C     Series D      Series E     Series F      Total
                                    ----------------  ------------  ----------  ------------  ------------ ----------- -------------
BALANCES, at December 31,
  1995............................  $ 1,500,000       $ 1,000,000    $ 730,000  $ 2,113,000   $ 2,833,000  $       --   $  8,176,000
  Series F Convertible
    Preferred Stock
    issued at $4.08 per
    share in exchange for
    cash and notes
    payable.......................           --               --           --            --            --   5,000,000      5,000,000
  Dividends accrued on
    Series D, E and F
    Convertible Preferred
    Stock.........................           --               --           --       129,000       211,000     333,000        673,000
                                    ----------------  ------------  ----------  ------------  ------------ ----------- -------------
BALANCES, at December 31,
  1996............................    1,500,000        1,000,000      730,000     2,242,000     3,044,000   5,333,000     13,849,000
  Dividends accrued on
    Series D, E and F
    Convertible Preferred
    Stock.........................           --               --           --       129,000       211,000     400,000        740,000
                                    ----------------  ------------  ----------  ------------  ------------ ----------- -------------
BALANCES, at December 31,
  1997............................    1,500,000        1,000,000      730,000     2,371,000     3,255,000   5,733,000     14,589,000
  Dividends accrued on
    Series D, E and F
    Convertible Preferred
    Stock.........................           --               --           --        62,000       101,000     192,000       355,000
 Conversion of Series A-F
  Convertible Preferred Stock to
  Common Stock....................    (1,500,000)      (1,000,000)   (730,000)   (2,433,000)   (3,356,000) (5,925,000)  (14,944,000)
                                    ----------------  ------------  ----------  ------------  ------------ ----------- -------------
BALANCES, at December 31,
  1998............................  $        --       $       --    $     --    $       --    $       --   $       --  $        --
                                    ================  ============  ==========  ============  ============ =========== =============


  Until the mandatorily redeemable convertible preferred stock was converted, dividends of 8% per year were accrued that would be due upon liquidation or redemption.

Putable Common Stock Warrant

  In November 1997, the Company borrowed $4,000,000 from Banc One Capital Partners II, LLC (the "Lender") (Note 5). In connection with the loan, the Lender received a warrant to purchase 195,148 shares of the Company's common stock for $100. In June 1998, the Lender exercised this warrant. Because of the put feature of the warrant, the Company recorded an amount equal to the number of shares under the warrant times the difference between the current market value, as defined, and the market value of the shares at the time the warrant was issued. This amount was recorded as an increase in the value of the putable common stock warrant and charged to accumulated deficit in the accompanying financial statements through the time that the warrant was exercised. The amount recorded was $77,000 and $8,000 in 1998 and 1997, respectively.

Stock Subscriptions Receivable

  In September 1997, in connection with the sale of the Company's Premise Products Division, several former employees of the Company signed full recourse promissory notes to the Company to exercise their vested stock options. The notes accrue interest at 6.07% per annum. The Company extended the due date on the notes to March 20, 1999 and is pursuing collection of the notes that remain unpaid.

Stock Option Plan

  The Company adopted the 1998 Stock Incentive Plan ("1998 Plan") effective June 23, 1998, which is a successor to the Company's 1990 Option Plan. A total of 2,928,872 shares have been authorized for issuance under the 1998 Plan, including shares authorized under the 1990 Option Plan. The shares reserved for issuance will increase automatically on the first trading day of each calendar year, beginning with the 1999 calendar year, by 3% of the number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year. The 1998 Plan allows for issuances of options to officers, non-employee Board members and consultants, as provided for under the terms of the 1998 Plan.

  In October 1995, the Company granted an option to purchase 66,666 shares of common stock to an officer of the Company. The option is exercisable at $6.00 per share and was issuable contingent on the attainment of certain objectives. During 1997, the Company's Board of Directors determined that the officer had met the objectives required under the agreement, causing the options to be issued. No compensation expense was recorded on this option because the exercise price exceeded the fair market value of the shares.

Employee Stock Purchase Plan

  On March 18, 1998, the Company adopted an employee stock purchase plan ("ESPP") under which eligible employees may contribute up to 10% of their salaries through payroll deductions to purchase shares of the Company's common stock. The first offering period of the ESPP began March 1, 1998 and ended on December 31, 1998. Thereafter, offering periods will be successive six month periods. At the end of each offering period, amounts contributed by employees will be used to purchase shares of the Company's common stock at a price equal to 85% of the lower of the closing price of the common stock on the first day or last day of the offering period. The Company's Board of Directors has authorized the issuance of up to 200,000 shares under the ESPP and may terminate the ESPP at any time. At January 1 of each year, the shares available under the ESPP will be restored to 200,000, although the Company's Board of Directors may elect to restore a lesser number of shares. In 1998, the Company issued 61,105 shares under the ESPP.

Statement of Financial Accounting Standards No. 123 ("SFAS 123")

  SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income or loss assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted under the 1998 Option Plan, which succeeds the 1997 Option Plan, during 1998, 1997 and 1996, using the Black-Scholes pricing model and the following weighted average assumptions:

                                                       1998               1997               1996
                                                 -----------------  -----------------  -----------------
Risk-free interest rate........................              4.71%              6.41%              6.16%
Expected dividend yield........................              0.00%              0.00%              0.00%
Expected lives outstanding.....................         4.4 years          5.0 years          5.0 years
Expected volatility............................            66.004%             0.001%             0.001%

  To estimate lives of options for this valuation, it was assumed options will be exercised upon becoming fully vested. All options are initially assumed to vest. Cumulative compensation costs recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Because the Company's common stock was not yet publicly traded, the expected market volatility was assumed to be zero in 1996 and 1997. In 1998, the Company's common stock was not yet traded for an extended period of time, thus the expected market volatility was based on the stock prices of companies whose operations are similar to the Company's. Actual volatility of the Company's common stock may vary. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

  The total fair value of options granted under the 1998 Option Plan was computed to be approximately $1,406,000, $499,000 and $187,000 for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $417,000, $232,000 and $80,000 for 1998, 1997 and 1996, respectively.

  A summary of stock options under the 1998 Option Plan as of December 31, 1998, 1997 and 1996 and changes during the years then ended are presented below:

                                      1998                    1997                   1996
                              ---------------------  ---------------------  ---------------------
                                           Weighted               Weighted               Weighted
                                           Average                Average                Average
                                           Exercise               Exercise               Exercise
                                Shares      Price      Shares      Price       Shares     Price
                              -----------  --------  -----------  --------  -----------  --------
Outstanding at beginning
  of year...................   1,106,610      $3.03   1,073,908      $1.68     919,958      $1.35
  Granted...................     379,211       5.81     270,016       6.93     231,983       3.12
  Exercised.................     (68,494)      0.54    (153,382)      1.00     (19,450)      0.99
  Canceled..................     (77,447)      8.64     (83,932)      2.46     (58,583)      1.92
                              ----------             ----------             ----------
Outstanding at end of
  year......................   1,339,880      $3.62   1,106,610      $3.03   1,073,908      $1.68
                              ==========             ==========             ==========
Weighted average fair
  value of options
  granted...................       $3.19             $     1.80             $     0.81
                              ==========             ==========             ==========

  The following table summarizes information about the options outstanding at December 31, 1998:

                                                    Options Outstanding                          Options Exercisable
                                  ------------------------------------------------------   -------------------------------
                                                           Weighted
                                                            Average          Weighted                           Weighted
                                        Number             Remaining          Average           Number           Average
           Range of                   Outstanding         Contractual        Exercise         Exercisable       Exercise
        Exercise Prices               At 12/31/98            Life              Price          at 12/31/98         Price
--------------------------------  -------------------  -----------------  ---------------  -----------------  -------------
$0.12 -- 0.30...................              191,841     2.22 years               $  .18            191,841          $ .18
$0.75 -- 3.00...................              505,819     6.25 years                 1.97            415,031           1.52
$3.75 -- 4.50...................              314,053     9.61 years                 4.06             14,893            .20
$6.00 -- 7.50...................              284,844     8.65 years                 7.10             90,075           2.20
$9.00 -- 12.75..................               43,323     9.31 years                12.01                606            .13
                                            ---------                                                -------
                                            1,339,880     7.07 years               $ 3.62            712,408          $1.12
                                            =========                                                =======

  If the Company had accounted for its stock-based compensation plan in accordance with SFAS 123, the Company's net income from continuing operations would have been reported as follows:

                                                              1998              1997            1996
                                                         ---------------  ----------------  ------------
Net income from continuing operations:
  As reported..........................................       $3,880,000        $4,783,000      $937,000
  Pro forma............................................       $3,463,000        $4,551,000      $857,000
Basic income (loss) from continuing operations per
  share:
  As reported..........................................       $     0.53        $     2.17      $   0.15
  Pro forma............................................       $     0.47        $     2.05      $   0.10
Diluted net income (loss) from continuing
  operations per share:
  As reported..........................................       $     0.38        $     0.54      $   0.11
  Pro forma............................................       $     0.34        $     0.52      $   0.10

(5) LONG-TERM DEBT

  At December 31, 1998 and 1997, notes payable and long-term debt consisted of the following:

                                                                                            December 31,
                                                                                         ------------------
                                                                                                1998                1997
                                                                                         ------------------  ------------------
Borrowings on revolving line of credit bearing interest at prime (9.50% at December
 31, 1997), due April 15, 1999. Collateralized by certain assets of the Company.
 Maximum borrowing amount of  80% of qualified accounts receivable up to $2,000,000.
 Paid in full in June, 1998............................................................        $       --        $   950,000
Secured promissory note to a bank, bearing  interest at prime plus 1% (9.50% at
 December 31, 1997), minimum monthly payments in varying amounts, including imputed interest of 9.50% per annum, collateralized by certain assets of the Company. Paid in
 full in February, 1998................................................................                --             36,000
Note payable to Banc One Capital Partners II, LLC, bearing interest at 11% through May
 31, 1999, and 12% thereafter.  Note paid in full in June, 1998.  (Note 4).............                --          4,000,000
Capitalized lease obligations for equipment due on various dates through October 1,
 2002, minimum monthly payments in varying amounts, currently $211,000 including imputed interest ranging from 8.50% to 9.50% per annum, collateralized by the related
 assets with a net book value of $4,273,000 and $5,943,000, respectively...............         4,409,000          5,959,000
                                                                                               -----------       -----------
                                                                                                4,409,000         10,945,000
Less -- Current portion................................................................        (1,618,000)        (2,624,000)
                                                                                               -----------       -----------
                                                                                              $ 2,791,000        $ 8,321,000
                                                                                               ===========       ===========


  The Company prepaid the $4,000,000 note payable with Banc One Capital Partners II, LLC on June 30, 1998 and incurred a prepayment premium equal to 4% of the amount, totaling $160,000. In addition, the company wrote off the remaining debt discount related to the note payable of $1,282,000. The prepayment penalty and write off of the debt discount totaling $1,442,000 were recorded as an extraordinary item, net of the related income tax benefit of $533,000.

  Debt maturities of long-term debt as of December 31, 1998, are as follows:

                                                              Capital
                                                               Leases
                                                         ------------------
1999...................................................        $ 1,954,000
2000...................................................          1,692,000
2001...................................................          1,073,000
2002...................................................            305,000
                                                               -----------
                                                                 5,024,000
Less -- Amount related to interest.....................           (615,000)
                                                               -----------
Principal portion of future obligations................          4,409,000
Less -- Current portion................................         (1,618,000)
                                                               -----------
                                                               $ 2,791,000
                                                               ===========

(6) INCOME TAXES

  The Company has operated in three countries, the United States, Canada and Australia. For income tax return reporting purposes, the Company has approximately $8,500,000 of net operating loss carryforwards and approximately $467,000 of research and development tax credit carryforwards available to offset future federal taxable income or federal tax liabilities in the United States. The research and development credit and net operating loss carryforwards expire at various dates through 2011. The Company also has $208,000 of foreign tax credit carryforwards.

  The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and credit carryforwards available to be used in any given year upon the occurrence of certain events including significant changes in ownership of the Company. In accordance with certain provisions of the Internal Revenue Code of 1986, as amended (the "Code"), a greater than 50% change in ownership of a company within a three year period results in an annual limitation on the Company's ability to utilize its net operating loss carryforwards from tax periods prior to the ownership change.

  Deferred income tax assets and liabilities at December 31, 1998 and 1997, were as follows:

                                                           December 31,
                                       ----------------------------------------------------
                                                 1998                       1997
                                       -------------------------  -------------------------
Current -
 Accrued liabilities and other.......                $  852,000                $   656,000
 Deferred revenue....................                   200,000                    438,000
 Net operating loss carryforwards....                 1,179,000                  1,097,000
 Less - Valuation allowance..........                  (206,000)                  (891,000)
                                                     ----------                -----------
                                                      2,025,000                  1,300,000
                                                     ----------                -----------
Noncurrent -
 Depreciation differences............                  (901,000)                  (630,000)
 Net operating loss carryforwards....                 1,974,000                  2,467,000
 Tax credit carryforwards............                   675,000                    611,000
 Less -- Valuation allowance.........                  (244,000)                (1,248,000)
                                                     ----------                -----------
                                                      1,504,000                  1,200,000
                                                     ----------                -----------
                                                     $3,529,000                $ 2,500,000
                                                     ==========                ===========

  As of December 31, 1998 and 1997, the Company reversed $1,689,000 and $2,413,000, respectively, of the valuation allowance on part of its deferred tax assets, as the Company believes it is more likely than not that such tax benefits will be realized. Approximately $533,000 of the income tax benefit in 1998 was allocated to the extraordinary loss on early extinguishment of debt.

  Management believes the remaining tax assets of $450,000 as of December 31, 1998 relate to tax credits that do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for such net tax assets.

  The components of the provision (benefit) for income taxes attributable to income from operations as of December 31, 1998, 1997 and 1996, were as follows:

                                                                       December 31,
                                               -------------------------------------------------------------
                                                      1998                1997                 1996
                                               ------------------  ------------------  ---------------------
Current provision (benefit) --
  State......................................        $        --         $   172,000               $ 69,000
  Foreign....................................                 --                  --                (60,000)
                                                       ---------         -----------               --------
                                                     $        --         $   172,000               $  9,000
Deferred benefit, federal and state..........           (912,000)         (2,500,000)                    --
                                                       ---------         -----------               --------
Income tax provision (benefit)...............          $(912,000)        $(2,328,000)              $  9,000
                                                       =========         ===========               ========

  The components of the provision (benefit) for income taxes attributable to income from discontinued operations as of December 31, 1998, 1997 and 1996, were as follows:

                                            December 31,
                          ----------------------------------------------
                               1998            1997            1996
                          --------------  --------------  --------------
Current provision --
  Foreign...............      $  --             $100,000        $146,000
                          ==============        ========        ========

  A reconciliation of income tax provision (benefit) computed by applying the federal income tax rate of 34% to income from continuing operations before income taxes as of December 31, 1998, 1997 and 1996, is as follows:

                                                                                                December 31,
                                                                                  ----------------------------------------
                                                                                      1998           1997          1996
                                                                                  -------------  -------------  ----------
Computed normal tax provision...................................................   $   700,000    $   835,000   $ 322,000
Tax effect of permanent differences and other...................................         9,000         34,000      21,000
State tax, net of federal tax impact............................................        68,000        113,000      44,000
Change in valuation allowance attributable to
  continuing operations.........................................................    (1,689,000)    (3,310,000)   (378,000)
                                                                                   -----------    -----------   ---------
Income tax provision (benefit)..................................................   $  (912,000)   $(2,328,000)  $   9,000
                                                                                   ===========    ===========   =========

  The provision for income taxes is attributable to continuing operations and discontinued operations in 1997 and 1996 is as follows. The entire 1998 provision (benefit) is related to continuing operations.

                                                                    December 31,
                                                        -------------------------------------
                                                              1997               1996
                                                        ----------------  -------------------
Provision attributable to continuing operations.......      $   982,000            $ 387,000
Change in valuation allowance attributable to                (3,310,000)            (378,000)
 continuing operations................................      -----------            ---------
Net provision (benefit) attributable to continuing           (2,328,000)               9,000
 operations...........................................      -----------            ---------
Benefit attributable to discontinued operations.......         (797,000)            (432,000)
Change in valuation allowance attributable to
 discontinued operations..............................          897,000              578,000
                                                            -----------            ---------
Net provision attributable to discontinued operations.          100,000              146,000
                                                            -----------            ---------
          Total income tax provision (benefit)........      $(2,228,000)           $ 155,000
                                                            ===========            =========

(7) COMMITMENTS

  The Company leases its office and research facilities and certain equipment under operating lease agreements which expire through December 2002. Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $1,030,000, $718,000 and $621,000, respectively. Future minimum lease obligations under these agreements are as follows:

1999..................           $1,667,000
2000..................            1,493,000
2001..................            1,478,000
2002..................            1,489,000
                                 ----------
          Total.......           $6,127,000
                                 ==========

(8) EMPLOYEE BENEFIT PLAN

  The Company has a 401(k) plan under which eligible employees may defer up to 15% of their compensation. The Company may make matching contributions and discretionary contributions if approved by the Board of Directors. For 1998, 1997 and 1996, no employer matching or discretionary contributions were made to the 401(k) plan. However, in February 1999, the Company's Board of Directors approved a matching contribution for employees, which is effective April 1, 1999. The Company will match 50% of employee contributions up to 6% of the employee's salary, not to exceed $1,000 in 1999. Matching contributions will vest 35%, 70% and 100% for one, two and three years of service, respectively.

(9) RELATED PARTY TRANSACTION

  The Company provides data management and certain consulting services to and leases equipment from entities in which a stockholder of the Company has an ownership interest. A representative of the stockholder is a member of the Company's Board of Directors. The Company received net proceeds of approximately $6,735,000, $6,959,000 and $6,606,000 in 1998, 1997 and 1996,
respectively, pursuant to these agreements. Amounts due to the stockholder under the lease agreements net of amounts due to the Company for services rendered as of December 31, 1998 and 1997 were $3,962,000 and $5,148,000, respectively. The leases have interest rates ranging from 8.50% to 9.50%, require monthly payments and have expiration dates varying through October 2002.

(10) REPORTABLE SEGMENTS AND MAJOR CUSTOMERS

Reportable Segments

  The Company has two reportable segments, data management services and licenses and implementation services. The Company measures its reportable segments based on revenue for each segment and costs directly related to each segment. General and administrative, sales and marketing and other costs are not measured by segment. Data management services include the provisioning of an outsourcing solution for 9-1-1 data management to customers, including ILECs, CLECs and wireless carriers. Licenses and implementation services include the licensing, customization and installation of the Company's 9-1-1 software solutions. Substantially all of the Company's customers are in the United States.

  These segments are managed separately because the nature of and resources used for each segment is unique. Data management services include ongoing data management and monitoring of systems and other enhanced services. Under data management services, the customer's data is transferred to the Company's systems and the Company owns the systems used to manage the data. Under licenses and implementation services, the customer performs data management and systems monitoring activities. The customer also owns the hardware, licenses the Company's software and maintains the data on its internal systems under this segment.

  Revenue and costs are segregated in the Statement of Operations for the two reportable segments. The Company does not segregate assets between the segments as it is impractical to do so.


Major Customers

  Revenue from certain customers exceeded 10% of total revenue for the respective year as follows: 27%, 25% and 21% in 1998; 30%, 29% and 22% in 1997 and 47% and 35% in 1996. Contracts with certain of these customers have a ten-year duration and provide for fixed monthly fees based upon the number of subscriber records managed and upon the services selected by the customer. All of these customers are in the Company's data management services segment.

(11) LEGAL MATTERS

  The Company is subject to various claims and business disputes in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management anticipates that the ultimate outcome of the issues will not have a material impact on the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Directors and executive officers and their ages as of February 28, 1999 are as follows:

            Name               Age                     Position
----------------------------  ------  ------------------------------------------
George K. Heinrichs.........      41    President, Chief Executive Officer and
                                        Director
Nancy K. Hamilton...........      46    Chief Financial Officer
John G. Hill (1)............      57    Director
Darrell A. Williams (1)(2)..      39    Director
David Kronfeld (2)..........      51    Director

(1) Member of Compensation Committee

(2) Member of Audit Committee

  George K. Heinrichs has been the President and a Director of the Company since he cofounded the Company in 1979, and also has served as Chief Executive Officer since February 1995. Prior to founding the Company, Mr. Heinrichs served in a variety of public safety and criminal justice positions.

  Nancy K. Hamilton has been the Chief Financial Officer and Senior Vice President of the Company since December 1993. Prior to joining the Company, Ms. Hamilton was Vice President and Chief Financial Officer of Fischer Imaging Corp., a manufacturer of medical imaging systems, from January 1993 to November 1993. Prior to January 1993, Ms. Hamilton served in a variety of senior management positions, including Chief Financial Officer, at NBI, Incorporated, which at that time was a developer of hardware and software and a systems integrator.

  John G. Hill has been a Director of the Company since January 1990. Since 1989, Mr. Hill has been a general partner of Hill, Carman Ventures, a limited partnership which is the general partner of The Hill Partnership III, a venture capital fund and a stockholder of the Company. Since 1981, Mr. Hill has been the General Partner of Hill Ventures. Mr. Hill currently serves as a director of Genicom Corporation, a provider of midrange printer solutions, network integration and multivendor services.

  David Kronfeld has been a Director of the Company since March 1998 and previously served as a Director of the Company from February 1992 until July 1996. Mr. Kronfeld has been a manager of JK&B Management L.L.C. since its founding in October 1995. Since 1989, Mr. Kronfeld has been a general partner of Boston Capital Ventures Limited Partnership, Boston Capital Ventures II Limited Partnership, and Boston Capital Ventures III, L.P., all of which are venture capital funds and stockholders of the Company, and a general partner of Boston Capital Ventures, a venture capital fund.

  Darrell A. Williams has been a Director of the Company since February 1998. Mr. Williams is Vice President, Venture Capital in the Ameritech Development Corporation, which he joined in January 1995. From 1992 to 1995, Mr. Williams was Director, Investment Acquisitions and Divestitures of Ameritech Corporation.

Board Committees

  The Company has a standing Audit Committee currently composed of Darrell A. Williams and David Kronfeld. The Audit Committee reviews and supervises the Company's financial controls, including selecting the Company's auditors, reviewing the books and accounts of the Company, meeting with the officers of the Company regarding the Company's financial controls, acting upon recommendations of auditors, and taking such further action as the Committee deems necessary to complete an audit of the books and accounts of the Company, as well as other matters that may come before it or as directed by the Board of Directors of the Company.

  The Company has a standing Compensation Committee currently composed of John
G. Hill and Darrell A. Williams. The Compensation Committee reviews and acts on matters relating to compensation levels and benefits plans for the Company's executive officers and key employees. The Compensation Committee is also responsible for granting stock awards, stock options, stock appreciation rights and other awards to be made under the Company's existing incentive compensation plans.

ITEM 11.     EXECUTIVE COMPENSATION

Executive Compensation

  The following table sets forth the compensation earned during the 1998 fiscal year for services rendered in all capacities to the Company and its subsidiaries during such fiscal year by the Company's Chief Executive Officer and each of the two other executive officers whose annual bonus and salary for such fiscal year exceeded $100,000 (collectively, the "Named Officers").

                           Summary Compensation Table



                                                       Annual Compensation
                                                -----------------------------------
Name and Present Principal Position                Salary            Bonus
----------------------------------------------  ------------  ---------------------
George K. Heinrichs, President and Chief
 Executive Officer............................      $233,333       $84,812  (1)
John J. Sims, Chief Operating Officer.........       233,333        65,965  (1) (2)
Nancy K. Hamilton, Chief Financial Officer....       179,167        47,118  (1)

(1)  Bonuses were earned in 1998 and will be paid in 1999.

(2)  Mr. Sims resigned effective February 26, 1999.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

  The following table sets forth information concerning option exercises and option holdings for the 1998 fiscal year with respect to each of the Named Officers.



                      Shares                        Number of Securities
                     Acquired       Value                Underlying                   Value of Unexercised In-the
                    on Exercise    Realized        Unexercised Options at                  Money Options at
                        (#)           ($)             December 31, 1998                    December 31, 1998
                ------------------------------------------------------------------------------------------------------
Name                                           Exercisable       Unexercisable        Exercisable       Unexercisable
----                                         ---------------  --------------------  ----------------  -----------------
George K.
 Heinrichs.....             --           --          262,009               74,290           $912,490            $44,364
John J. Sims
 (1)...........             --           --          125,239              104,820            212,640             73,084
Nancy K.
 Hamilton......         15,000     $180,000          113,319               46,831            311,949             77,305


(1)  Mr. Sims resigned effective February 26, 1999.

Compensation Committee Interlocks and Insider Participation

  The Compensation Committee of the Company's Board was formed in 1995, and the current members of the Compensation Committee are John G. Hill and Darrell A. Williams. Prior to April 1998, George K. Heinrichs and Mr. Hill were the members of the Compensation Committee. Throughout the year ended December 31, 1998, Mr. Heinrichs was an officer of the Company. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Director Compensation

  Directors currently are not compensated for serving on the Board of Directors. The Company reimburses its directors for all reasonable and necessary travel and other incidental expenses incurred in connection with their attendance at meetings of the Board of Directors. The Company has not previously granted non-employee Board members options to purchase shares of Common Stock, although the Company may grant options to its non-employee directors in the future at the discretion of the Board. See "-- Benefit Plans -- 1998 Stock Incentive Plan."

  The Company has not previously granted non-employee Board members options to purchase shares of Common Stock. However, under the Automatic Option Grant Program, each individual who first becomes a non-employee Board member will automatically be granted an option to purchase 15,000 shares of Common Stock on the date such individual joins the Board, provided such individual has not been in the prior employ of the Company. In addition, on the date of each Annual Stockholders Meeting, each non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 3,000 shares of Common Stock, provided such individual has served on the Board for at least six months.

Benefit Plans

1998 Stock Incentive Plan

  The Company's 1998 Stock Incentive Plan (the "1998 Plan") is intended to serve as the successor equity incentive program to the Company's 1990 Stock Option Plan, as amended (the "Predecessor Plan"). The 1998 Plan was adopted by the Board and the stockholders on April 7, 1998 (the "Plan Effective Date").

  A total of 2,928,872 shares of Common Stock have been authorized for issuance under the 1998 Plan. The share reserve will automatically be increased on the first trading day of each calendar year, beginning with the 1999 calendar year, by an amount equal to 3% of the total number of shares of Common Stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 731,000 shares. To the extent any unvested shares of Common Stock issued under the Predecessor Plan are repurchased by the Company after the date on which the Common Stock is first registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), at the exercise price paid per share, in connection with the holder's termination of service, those repurchased shares will be added to the reserve of Common Stock available for issuance under the 1998 Plan, but in no event shall more than 476,776 shares be added to the reserve from such repurchases. In no event may any one participant in the 1998 Plan receive option grants, separately exercisable stock appreciation rights or direct stock issuances for more than 500,000 shares of Common Stock in the aggregate per calendar year.

  On the date on which the Common Stock was first registered under Section 12 of the Exchange Act, outstanding options issued under the Predecessor Plan were incorporated into the 1998 Plan. No further option grants will be made under the Predecessor Plan. The incorporated options will continue to be governed by their existing terms, unless the Plan Administrator elects to extend one or more features of the 1998 Plan to those options. Except as otherwise noted below, the incorporated options have substantially the same terms as will be in effect for grants made under the Discretionary Option Grant Program of the 1998 Plan.

  The 1998 Plan is divided into five separate components: (i) the Discretionary Option Grant Program, under which eligible individuals in the Company's employ or service (including officers, non-employee Board members and consultants) may, in the Plan Administrator's discretion, be granted options to purchase shares of Common Stock at an exercise price not less than their fair market value on the grant date; (ii) the Stock Issuance Program, under which such individuals may, in the Plan Administrator's discretion, be issued shares of Common Stock directly, through the purchase of such shares at a price not less than their fair market value at the time of issuance or as a bonus tied to the performance of services; (iii) the Salary Investment Option Grant Program, which may, in the Plan Administrator's discretion, be activated for one or more calendar years and thereby allow executive officers and other highly compensated employees the opportunity to invest a portion of their base salary in special below-market stock option grants; (iv) the Automatic Option Grant Program, under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of Common Stock at an exercise price equal to their fair market value on the grant date; and (v) the Director Fee Option Grant Program, which may, in the Plan Administrator's sole discretion, be activated for one or more calendar years and thereby allows non-employee Board members the opportunity to apply all or any portion of the annual retainer fee otherwise payable to them in cash each year to the acquisition of special below-market option grants. The Discretionary Option Grant, Stock Issuance Program and Automatic Option Program are effective. The implementation date of the Salary Investment Option Grant Program and the Director Fee Option Program will be decided by the Compensation Committee.

  The Discretionary Option Grant Program and the Stock Issuance Program will be administered by the Compensation Committee. The Compensation Committee as Plan Administrator will have complete discretion to determine which eligible individuals are to receive option grants or stock issuances under those programs, the time or times when such option grants or stock issuances are to be made, the number of shares subject to each such grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the Federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance, and the maximum term for which any granted option is to remain outstanding. The Compensation Committee will also have the exclusive authority to select the executive officers and other highly compensated employees who may participate in the Salary Investment Option Grant Program in the event that program is activated for one or more calendar years, but neither the Compensation Committee nor the Board will exercise any administrative discretion with respect to option grants made under the Salary Investment Option Grant Program or under the Automatic Option Grant or Director Fee Option Grant Program for the non-employee Board members.

  In the event the Plan Administrator elects to activate the Salary Investment Option Grant Program for one or more calendar years, each executive officer and other highly compensated employee of the Company selected for participation may elect, prior to the start of the calendar year, to reduce his or her base salary for that calendar year by a specified dollar amount not less than $10,000 nor more than $50,000. If such election is approved by the Plan Administrator, the individual will automatically be granted, on the first trading day in January of the calendar year for which that salary reduction is to be in effect, a non-statutory option to purchase that number of shares of Common Stock determined by dividing the salary reduction amount by two-thirds of the fair market value per share of Common Stock on the grant date. The option will be exercisable at a price per share equal to one-third of the fair market value of the option shares on the grant date. As a result, the total spread on the option shares at the time of grant (the fair market value of the option shares on the grant date less the aggregate exercise price payable for those shares) will be equal to the amount of salary invested in that option. The option will vest in a series of 12 equal monthly installments over the calendar year for which the salary reduction is to be in effect and will be subject to full and immediate vesting upon certain changes in the ownership or control of the Company.

  The Company has not previously granted non-employee Board members options to purchase shares of Common Stock. However, under the Automatic Option Grant Program, each individual who first becomes a non-employee Board member will automatically be granted an option to purchase 15,000 shares of Common Stock on the date such individual joins the Board, provided such individual has not been in the prior employ of the Company. In addition, on the date of each Annual Stockholders Meeting, each non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 3,000 shares of Common Stock, provided such individual has served on the Board for at least six months.

  Each automatic grant for the non-employee Board members will have a term of 10 years, subject to earlier termination following the optionee's cessation of Board service. Each automatic option will be immediately exercisable for all of the option shares; however, any unvested shares purchased under the option will be subject to repurchase by the Company at the exercise price paid per share should the optionee cease Board service prior to vesting in those shares. The shares subject to each initial 15,000 share automatic option grant will vest over a four-year period, as follows: (i) 25% of the option shares upon the optionee's completion of one year of Board service measured from the grant date and (ii) the balance of the option shares in a series of 36 successive equal monthly installments upon the optionee's completion of each additional month of service measured from the first anniversary of the grant date. The shares subject to each annual 3,000 share grant will vest upon the optionee's completion of one year of Board service measured from the grant date. However, the shares subject to each automatic option grant will immediately vest in full upon certain changes in control or ownership of the Company or upon the optionee's death or disability while a Board member.

  Should the Director Fee Option Grant Program be activated in the future, each non-employee Board member will have the opportunity to apply all or a portion of the annual retainer fee otherwise payable in cash to the acquisition of a below-market option grant. The option grant will automatically be made on the first trading day in January in the calendar year for which the retainer fee would otherwise be payable in cash. The option will have an exercise price per share equal to one-third of the fair market value of the option shares on the grant date, and the number of shares subject to the option will be determined by dividing the amount of the retainer fee applied to the program by two-thirds of the fair market value per share of Common Stock on the grant date. As a result, the total spread on the option (the fair market value of the option shares on the grant date less the aggregate exercise price payable for those shares) will be equal to the portion of the retainer fee invested in that option. The option will become exercisable for the option shares in a series of twelve (12) equal monthly installments over the calendar year for which the election is to be in effect. However, the option will become immediately exercisable for all the option shares upon (i) certain changes in the ownership or control of the Company or (ii) the death or disability of the optionee while serving as a Board member.

  The Board may amend or modify the 1998 Plan at any time, subject to any required stockholder approval. The 1998 Plan will terminate on the earliest of
(i) April 30, 2008, (ii) the date on which all shares available for issuance under the 1998 Plan have been issued as fully-vested shares or (iii) the termination of all outstanding options in connection with certain changes in control or ownership of the Company.

1998 Employee Stock Purchase Plan

  The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in March 1998 and approved by the Company's stockholders in April 1998. A total of 200,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. There is automatically added to the Purchase Plan in March of each year (i) that number of shares needed to restore the maximum aggregate shares available to 200,000 shares or (ii) a lesser amount determined by the Board. The Purchase Plan, which is intended to qualify under Section 423 of the Code, provides for two six-month offering periods each year beginning on the first of January and the first of July, respectively; however, the initial offering period began on March 1, 1998 and continued through December 31, 1998. The Purchase Plan is administered by a committee of at least two disinterested Directors appointed by the Board. Employees (including officers and employee directors) of the Company are eligible to participate if they are employed by the Company on a regular full time or part time basis and if they are regularly scheduled to work more than 20 hours per week. The Purchase Plan permits eligible employees to purchase shares of Common Stock through periodic payroll deductions at a price equal to the lower of 85% of the fair market value of the Company's Common Stock at the beginning or end of the offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. The Board of Directors has the power to amend or terminate the Purchase Plan as long as such action does not adversely affect any outstanding rights to purchase stock thereunder.

Limitations on Liability and Indemnification Matters

  The Company's Amended and Restated Certificate of Incorporation eliminates, subject to certain exceptions, directors' personal liability to the Company or its stockholders for monetary damages for breaches of fiduciary duties. The Amended and Restated Certificate of Incorporation does not, however, eliminate or limit the personal liability of a Director for (i) any breach of the Director's duty of loyalty to the Company or its stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law or (iv) any transaction from which the Director derived an improper personal benefit.

  The Company's Restated Bylaws, which became effective June 23, 1998, provide that the Company shall indemnify its Directors and executive officers to the fullest extent permitted under the Delaware General Corporation Law and may indemnify its other officers, employees and other agents as set forth in the Delaware General Corporation Law. In addition, the Company entered into indemnification agreements (the "Indemnification Agreements") with each of its Directors and executive officers, which became effective on June 23, 1998. The indemnification agreements contain provisions that require the Company, among other things, to indemnify its Directors and executive officers against certain liabilities (other than liabilities arising from intentional or knowing and culpable violations of law) that may arise by reason of their status or service as Directors or executive officers of the Company or other entities to which they provide service at the request of the Company and to advance expenses they may incur as a result of any proceeding against them as to which they could be indemnified. The Company believes that these provisions and agreements are desirable to attract and retain qualified Directors and officers. The Company has obtained an insurance policy covering Directors and officers for claims that such Directors and officers may otherwise be required to pay or for which the Company is required to indemnify them, subject to certain exclusions.

Employment Agreements and Compensation Plan

  Nancy Hamilton is employed as the Company's Senior Vice President and Chief Financial Officer pursuant to an Employment Agreement with the Company dated February 9, 1999. Pursuant to the terms of the Employment Agreement, Ms. Hamilton will serve as a full-time employee of the Company until either Ms. Hamilton or the Company notifies the other party of its intent to terminate her full-time employment. After the termination of her full-time employment, unless she elects otherwise or is terminated for cause, Ms. Hamilton shall work as a part-time employee of the Company for a period of twelve months, with a continuation of her full-time salary and benefits. In addition, during her full-time employment, Ms. Hamilton is eligible to participate in any bonus plan approved by the Company's Board of Directors.

Management Incentive Compensation Plan

  In early 1998, the Compensation Committee of the Board of Directors approved a Management Incentive Compensation Plan, under which the Named Officers were eligible to receive bonus payments. At the beginning of the year, financial objectives were established and approved by the Compensation Committee for each participant in the program. A minimum performance level was required to be achieved by the Company before any bonus was earned by a participant. Thereafter, an established progression rewards higher levels of achievement with greater bonus payments. Aggregate bonuses payable under the Management Incentive Compensation Plan were limited to a pre-determined percentage of each participant's salary. The Company exceeded the minimum performance levels of the Management Incentive Compensation Plan in the first and second quarters of 1998, therefore the Named Officers will receive the bonus amounts specified in the Summary Compensation Table above.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 28, 1999, by (i) each person who is known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each of the Company's Directors, (iii) each of the Named Officers, and (iv) all current executive officers and Directors as a group.

                                                                    Shares         Percent
                                                                  Beneficially        of
                                                                     Owned          Class
                                                                 ------------     ---------
            Name and Address of Beneficial Owner
-------------------------------------------------------------
5% Stockholders, Directors, Named Officers and All Directors
 and Executive Officers as a Group

The Hill Partnership III, 885 Arapahoe, Boulder, Colorado
 80302 (2)                                                             1,794,932         16.5%
John G. Hill (2)                                                       1,794,932         16.5
Boston Capital Ventures Limited Partnership, 45 School
 Street, Boston, Massachusetts 02109 (3)                               1,807,658         16.0
David Kronfeld (3)                                                     1,807,658         16.0
Ameritech Development Corporation, 30 S. Wacker Drive, 37th
 Floor, Chicago, Illinois 60606 (4)                                    1,645,214         15.1
Darrell A. Williams (4)                                                1,645,214         15.1
George K. Heinrichs (5)                                                  447,819          3.9
Nancy K. Hamilton (6)                                                    121,331          1.1
John J. Sims (7)                                                         137,690          1.2
All Directors and executive officers as a
  group (6 persons) (8)                                                5,954,644         52.1
Other Stockholders with Greater than 5% Ownership
Joel M. Greenblatt, 100 Jericho Quadrangle, Suite 212,
 Jericho, NY 11753 (9)                                                   595,000          5.5


  (1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act, based on information furnished by the persons listed, and represents the number of shares of Common Stock for which a person, directly or indirectly, through any contract, management, understanding, relationship or otherwise, has or shares voting power, including the power to vote or direct the voting of such shares, or investment power, including the power to dispose or to direct the disposition of such shares, and includes shares which may be acquired upon the exercise of options within 60 days following February 28, 1999. Where an officer or director has resigned, the number of shares which may be acquired is calculated as of the earlier of the individual's effective resignation date or 60 days following February 28, 1999. Shares that may be acquired upon the exercise of options are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The address for Messrs. Heinrichs, Sims, Hill, Williams and Kronfeld and Ms. Hamilton is c/o SCC Communications Corp., 6285 Lookout Road, Boulder, Colorado 80301. Percentage of ownership is based on 10,890,904 shares of Common Stock outstanding as of February 28, 1999.

  (2) The general partner of the Hill Partnership III, L.P., is Hill Carman Ventures, L.P. John G. Hill, a Director of the Company, and Carl D. Carman are the general partners of Hill Carman Ventures, L.P., and have joint voting and investment control over the shares held by the Hill Partnership III, L.P. Mr. Hill and Mr. Carman disclaim beneficial ownership of such shares except to the extent of their pecuniary interest in Hill Carman Ventures, L.P.

  (3) Includes 264,016 shares held by Boston Capital Ventures, Limited Partnership, 264,016 shares held by Boston Capital Ventures II, Limited Partnership, 1,219,626 shares held by Boston Capital Ventures III Limited Partnership, 40,000 shares held by JK&B Capital Limited Partnership and 20,000 shares held by JK&B Capital II Limited Partnership. The general partner of Boston Capital Ventures Limited Partnership is BC&V Limited Partnership. The general partner of Boston Capital Ventures II Limited Partnership is Boston Capital Partners II. The general partner of Boston Capital Ventures III Limited Partnership is BD Partners Limited Partnership. David Kronfeld, a Director of the Company, is a general partner of certain of the entities associated with the Boston Capital Ventures entities. The general partner of JK&B Capital Limited Partnership and of JK&B Capital II Limited Partnership is JK&B Management LLC and Mr. Kronfeld is the manager of JK&B Management LLC. Mr. Kronfeld disclaims beneficial ownership of any of the shares owned by Boston Capital Ventures Limited Partnership, Boston Capital Ventures II Limited Partnership, Boston Capital Ventures III Limited Partnership, JK&B Capital Limited Partnership and JK&B Capital II Limited Partnership, except to the extent of his pecuniary interest in certain of such entities.

  (4) Ameritech Development Corporation is a wholly-owned subsidiary of Ameritech Corporation, a publicly traded company. Darrell A. Williams, a Director of the Company, is a Vice President of Ameritech Development Corporation. Ameritech Corporation, as the sole stockholder of Ameritech Development Corporation, has voting and investment control over the shares held by Ameritech Development Corporation. Mr. Williams disclaims beneficial ownership of such shares.

  (5) Includes options to purchase 273,528 shares of Common Stock, all of which were immediately exercisable or exercisable within 60 days of February 28, 1998. Includes 1,539 shares held by Mr. Heinrichs' minor daughter and 1,539 shares held by Mr. Heinrichs' minor son. Mr. Heinrichs disclaims beneficial ownership of his children's shares. Excludes options to purchase 62,771 shares of Common Stock, none of which were exercisable within 60 days of February 28, 1999.

  (6) Includes options to purchase 121,331 shares of Common Stock, all of which were immediately exercisable or exercisable within 60 days of February 28, 1999. Excludes options to purchase 38,819 shares of Common Stock, none of which were exercisable within 60 days of February 28, 1999.

  (7) Includes options to purchase 132,775 shares of Common Stock, all of which were exercisable as of Mr. Sims effective resignation date of February 26, 1999. Excludes options to purchase 97,285 shares of Common Stock, none of which were exercisable as of February 26, 1999.

  (8) See Notes (2) through (7). Includes options to purchase 527,634 shares of Common Stock, all of which were immediately exercisable or exercisable as of the earlier of 60 days from February 28, 1999, or the resignation date of the individual. Excludes options to purchase 198,874 shares of Common Stock, none of which were exercisable as of such date.

  (9) Based on a Schedule 13G dated October 2, 1998 and filed with the Securities and Exchange Commission on October 14, 1998. Shares reported for Joel M. Greenblatt represent shares beneficially owned by Gotham Capital V, LLC, which may be deemed to be controlled by Mr. Greenblatt who is the manager thereof.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In connection with the Company's Series F Preferred Stock Financing on March 5, 1996, the Company and the holders of Convertible Preferred Stock entered into a Fourth Amended and Restated Registration Rights Agreement (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, shares of Convertible Preferred Stock were converted into Common Stock in connection with the Company's initial public offering of its Common Stock. Also pursuant to the Registration Rights Agreement, the Company filed a registration statement under the Securities Act in September 1998 to register all of the shares of Common Stock covered under the Registration Rights Agreement at the Company's expense. Ameritech Development Corp., which holds in the aggregate 15.1% of the outstanding capital stock of the Company, The Hill Partnership III, L.P. (the "Hill

Partnership"), which holds in the aggregate 16.5% of the outstanding capital stock of the, Boston Capital Ventures Limited Partnership and its affiliates, which hold in the aggregate 16.0% of the outstanding capital stock of the Company, were parties to the Registration Rights Agreement. John G. Hill, an affiliate of The Hill Partnership, David Kronfeld, an affiliate of Boston Capital Ventures Limited Partnership and its affiliates and Darrell A. Williams, an affiliate of Ameritech Development Corp., are Directors of the Company.

  The Company provides 9-1-1 OSS services pursuant to a 9-1-1 Services Agreement dated as of August 31, 1994, as amended, between Ameritech Information Systems, Inc. and the Company. Pursuant to a Master Lease dated as of March 11, 1996, with Ameritech Credit Corporation, the Company also leases certain personal property. Additionally, the Company is a party to a Consulting Agreement dated October 27, 1997 with Ameritech Mobile Communications, Inc. pursuant to which the Company performed a market survey regarding the provision of 9-1-1 service to cellular telephone subscribers. Ameritech Information Systems, Inc., Ameritech Credit Corporation and Ameritech Mobile Communications, Inc. are affiliates of Ameritech Development Corp. The Company received net proceeds of approximately $6,735,000, $6,959,000 and $6,606,000 in 1998, 1997 and 1996,
respectively, pursuant to these agreements.

  The Company believes that the terms of the transactions described above were no less favorable to the Company than would have been obtained from an unaffiliated third party. Any future transactions between the Company and any of its officers, Directors or principal stockholders will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and will be approved by a majority of the independent and disinterested members of the Board of Directors.

  The Company entered into the Indemnification Agreements with its Directors and executive officers, which were effective June 23, 1998. Subject to the provisions of the Indemnification Agreements, the Company shall indemnify and advance expenses to such Directors and executive officers in connection with their involvement in any event or occurrence that arises in their capacity as, or as a result of, their positions with the Company. See "Executive Compensation
- Limitations on Liability and Indemnification Matters."


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(1)  Financial Statements

     The financial statements filed as part of this report are listed on the Index to Financial Statements on page 31.

(2)  Financial Statement Schedules

  All Financial Statement Schedules have been omitted because they are not required, are not applicable or the information is included in the Financial Statements or Notes thereto.

(3)  Exhibits


                               INDEX TO EXHIBITS

Exhibit
Number                                               Description
----------------  ----------------------------------------------------------------------------------

    3.1*          -- Amended and Restated Certificate of Incorporation of the
                  Company
    3.2*          -- Restated Bylaws of the Company to be effective upon the closing of the offering.
    4.1*          -- Form of Certificate for Common Stock.
    4.2*          -- Reference is made to Exhibits 3.1 and 3.2.
   10.1*          -- Fourth Amended and Restated Registration Rights Agreement, dated
                  March 5, 1996.
   10.2*          -- 1990 Stock Option Plan.
   10.3*          -- 1998 Stock Incentive Plan.
   10.4*          -- 1998 Employee Stock Purchase Plan, as amended.
   10.5*          -- Form of Directors' and Officers' Indemnification Agreement.
   10.6*+         -- 9-1-1 Services Agreement between Ameritech Information Systems,
                  Inc. and SCC Communications Corp., signed August 31, 1994.
   10.7*+         -- Agreement for Services between SCC Communications Corp. and U S
                  West Communications, Inc. dated December 28, 1995.
   10.8*+         -- Services Agreement No. PR-9026-L between SCC Communications Corp.
                  and BellSouth Telecommunications, Inc. dated October 13, 1995.
   10.9*+         -- Wireless E9-1-1 Agreement between SCC Communications Corp. and
                  Ameritech Mobile Communications, Inc. dated April 1998
   10.10*+        -- Asset Purchase Agreement between SCC Communications Corp. and
                  Printrak International, Inc., dated July 18, 1997.
   10.11*         -- Amendment One to Asset Purchase Agreement between SCC
                  Communications Corp. and Printrak International, Inc.
   10.12*         -- Bank One Loan Agreement dated April 15, 1997, effective as of July
                  1, 1996.
   10.13*         -- Banc One Capital Partners and SCC Communications Corp. Senior
                  Subordinated Note and Warrant Purchase Agreement, dated November 20,
                  1997.
   10.14*         -- Banc One Senior Subordinated Note due November 30, 2003.
   10.15*         -- Banc One Warrant Certificate.
   10.16*         -- Banc One and SCC Communications Corp. Option Agreement, dated
                  November 20, 1997.
   10.17*         -- Banc One and SCC Communications Corp. Registration Rights
                  Agreement, dated November 20, 1997.
   10.18*         -- Co-Sale Agreement, dated November 20, 1997, between SCC
                  Communications Corp., George Heinrichs, John Sims, Nancy Hamilton,
                  The Hill Partnership III, Ameritech Development Corporation and
                  Boston Capital Ventures Limited Partnership and Banc One Capital
                  Partners.
   10.19*         -- Preemptive Rights Agreement between Banc One Capital Partners and
                  SCC Communications Corp.
   10.20*         -- Master Lease Agreement Between Ameritech Credit Corporation and SCC
                  Communications Corp., dated March 11, 1996.
   10.21*+        -- Consulting Agreement Between SCC Communications Corp. and Ameritech
                  Mobile Communications, Inc. dated October 27, 1997.
   10.22*         -- Bank One Loan Change in Terms Agreement effective as of April 15,
                  1998.
   10.23          -- Employment Agreement between Nancy Hamilton and SCC Communications Corp.
   23.1           -- Consent of Arthur Andersen LLP, Independent Public Accountants.
   27.1           -- Financial Data Schedule


* Incorporated by reference to identically numbered exhibits included in the Registrant's Registration Statement on Form S-1 (File No. 333-49767), as amended.
+     Confidential treatment has been requested for a portion of these Exhibits.


(4)   Reports on Form 8-K

None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.


                                                                          SCC COMMUNICATIONS CORP.

                                                          By:              /s/  Nancy K. Hamilton
                                                        -----------------------------------------------------------
                                                                              Nancy K. Hamilton
                                                                         Chief Financial Officer and
                                                                            Senior Vice President
March 30, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           Signature                                             Title
---------------------------------------------------------------  -------------------------------------

/s/  George K. Heinrichs                                         President, Chief Executive Officer
---------------------------------------------------------------
George K. Heinrichs                                              and Director (Principal Executive
                                                                 Officer)


/s/  Nancy K. Hamilton                                           Chief Financial Officer and Senior
---------------------------------------------------------------
Nancy K. Hamilton                                                Vice President (Principal Financial
                                                                 and Accounting Officer)


/s/  John G. Hill                                                Director
---------------------------------------------------------------
John G. Hill


/s/  Darrell A. Williams                                         Director
---------------------------------------------------------------
Darrell A. Williams


/s/  David Kronfeld                                              Director
---------------------------------------------------------------
David Kronfeld