Form 10-Q
period 1999-03-31
SCC COMMUNICATIONS CORP
filed 1999-05-17
CIK 924505

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM          TO           .

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of April 30, 1999, there were 10,892,654 shares of the Registrant's Common Stock outstanding.

================================================================================

                                      INDEX

PART 1 - FINANCIAL INFORMATION

      Item 1 - Financial Statements

            Balance Sheets as of March 31, 1999 (Unaudited) and December 31,
            1998

            Statements of Operations for the three-months ended March 31, 1999 and 1998 (Unaudited)

            Statements of Cash Flows for the three-months ended March 31, 1999 and 1998 (Unaudited)

            Notes to Financial Statements (Unaudited)

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3 - Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings

      Item 2 - Changes in Securities and Use of Proceeds

      Item 3 - Defaults on Senior Securities

      Item 4 - Submission of Matters to a Vote of Security Holders

      Item 5 - Other Information

      Item 6 - Exhibits and Reports on Form 8-K

      Signatures

                            SCC COMMUNICATIONS CORP.

                                 BALANCE SHEETS
                             (dollars in thousands)

                                                         March 31,  December 31,
                                                           1999        1998
                                                         ---------  ------------
                                                        (Unaudited)

                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..........................   $  7,885    $ 10,266
  Short-term investments .............................     12,363       7,761
  Accounts receivable, net of allowance for doubtful
     accounts of approximately $50 in 1999 and 1998 ..      2,503       4,820
  Unbilled project revenue ...........................        826       1,035
  Prepaids and other .................................        531         484
  Deferred income taxes -- current portion ...........      2,108       2,025
                                                         --------    --------
          Total current assets .......................     26,216      26,391
                                                         --------    --------

PROPERTY AND EQUIPMENT, at cost:
  Computer hardware and equipment ....................     24,260      23,687
  Furniture and fixtures .............................        862         800
  Leasehold improvements .............................        944         920
                                                         --------    --------
                                                           26,066      25,407
  Less -- Accumulated depreciation ...................    (12,229)    (11,056)
                                                         --------    --------
          Total property and equipment ...............     13,837      14,351
                                                         --------    --------

OTHER ASSETS .........................................        112         105
LONG-TERM INVESTMENTS ................................         --       2,054

DEFERRED INCOME TAXES -- NONCURRENT ..................      1,663       1,504

SOFTWARE DEVELOPMENT COSTS, net of accumulated
  amortization of $407 and $346 in 1999 and 1998,
  respectively .......................................        827         683
                                                         --------    --------
                                                         $ 42,648    $ 45,095
                                                         ========    ========

     The accompanying notes to financial statements are an integral part of these balance sheets.

                            SCC COMMUNICATIONS CORP.

                                 BALANCE SHEETS
                             (dollars in thousands)

                                                         March 31,  December 31,
                                                           1999        1998
                                                         ---------  ------------
                                                        (Unaudited)

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...................................   $    620    $  1,211
  Payroll-related accruals ...........................        865         734
  Other accrued liabilities ..........................      1,695       2,546
  Property and other tax liabilities .................        512         696
  Current portion of capital lease obligations .......      1,804       1,618
  Deferred contract revenue ..........................      1,013       1,908
                                                         --------    --------
     Total current liabilities .......................      6,509       8,713

LONG-TERM DEBT:
  Capital lease obligations, net of current portion ..      2,888       2,791
                                                         --------    --------
     Total liabilities ...............................      9,397      11,504
                                                         --------    --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 15,000,000 shares
    authorized; none issued or outstanding ...........         --          --
  Common stock, $.001 par value; 30,000,000 shares
    authorized; 10,892,654 and 10,886,353 shares
    issued in 1999 and 1998, respectively ............         11          10
  Additional paid-in capital .........................     43,327      43,320
  Stock subscriptions receivable .....................        (41)        (59)
  Accumulated deficit ................................    (10,046)     (9,680)
                                                         --------    --------
     Total stockholders' equity ......................     33,251      33,591
                                                         --------    --------
                                                         $ 42,648    $ 45,095
                                                         ========    ========

       The accompanying notes to financial statements are an integral part of these balance sheets.

                            SCC COMMUNICATIONS CORP.

                            STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                    Unaudited

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           1999            1998
                                                       ------------    ------------
REVENUE:
  Data management services .........................   $      7,480    $      7,533
  Licenses and implementation services .............            136             369
                                                       ------------    ------------
         Total revenue .............................          7,616           7,902
COSTS AND EXPENSES:
  Cost of data management services .................          5,671           4,798
  Cost of licenses and implementation services .....             53             153
  Sales and marketing ..............................          1,280             843
  General and administrative .......................          1,378           1,146
                                                       ------------    ------------
         Total costs and expenses ..................          8,382           6,940
                                                       ------------    ------------
INCOME (LOSS) FROM OPERATIONS ......................            962            (766)
OTHER INCOME (EXPENSE):
  Interest and other income ........................            273              30
  Interest and other expense .......................           (115)           (331)
                                                       ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES ..................           (608)            661
PROVISION (BENEFIT) FOR INCOME TAXES ...............           (242)             46
                                                       ------------    ------------
NET INCOME (LOSS) ..................................   $       (366)   $        615
                                                       ============    ============
Dividends accrued on Series D, E and F
  mandatorily redeemable convertible preferred stock             --            (185)
Common stock warrant put price adjustment ..........             --             (49)
                                                       ------------    ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK .......   $       (366)   $        381
                                                       ============    ============
NET INCOME (LOSS) PER SHARE (Note 2):
  Basic ............................................   $      (0.03)   $       0.20
                                                       ============    ============
  Diluted ..........................................   $      (0.03)   $       0.07
                                                       ============    ============
SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE
  (Note 2):
  Basic ............................................     10,890,422       1,958,143
                                                       ============    ============
  Diluted ..........................................     10,890,422       9,143,534
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

                            SCC COMMUNICATIONS CORP.

                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                    Unaudited

                                                                             Three Months
                                                                            Ended March 31,
                                                                         --------------------
                                                                           1999        1998
                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..................................................   $   (366)   $    615
  Adjustments to reconcile net income (loss) to net cash provided by
    Operating activities --
    Amortization and depreciation ....................................      1,253         985
    Amortization of note payable discount ............................         --          74
    Accretion of and interest accrued on investments .................       (146)         --
    Provision for doubtful accounts ..................................         --         (18)
    Deferred income tax benefit ......................................       (242)         --
    Provision for estimated losses on contracts ......................         --         (25)
    Change in--
      Accounts receivable ............................................      2,317        (593)
      Unbilled project revenue .......................................        209          28
      Prepaids and other .............................................        (40)       (204)
      Accounts payable ...............................................       (161)       (217)
      Accrued liabilities ............................................       (580)        (14)
      Deferred contract revenue ......................................       (895)       (532)
                                                                         --------    --------
        Net cash provided by operating activities ....................      1,349          99
                                                                         --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ..............................       (678)       (399)
  Purchase of investments ............................................     (2,402)         --
  Software development costs .........................................       (205)        (56)
                                                                         --------    --------
        Net cash used in investing activities ........................     (3,285)       (455)
                                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable ................................         --        (536)
  Principal payments on capital lease obligations ....................       (471)       (435)
  Exercise of stock options ..........................................          8           1
  Payments received from stock subscriptions .........................         18          --
                                                                         --------    --------
        Net cash used in financing activities ........................       (445)       (970)
                                                                         --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ............................     (2,381)     (1,326)
CASH AND CASH EQUIVALENTS, beginning of period .......................     10,266       2,503
                                                                         --------    --------
CASH AND CASH EQUIVALENTS, end of period .............................   $  7,885    $  1,177
                                                                         ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest ...........................   $    116    $    367
                                                                         ========    ========
  Cash paid during the period for taxes ..............................   $    151    $     71
                                                                         ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
  Dividends accrued on Series D, E and F Convertible Preferred Stock .   $     --    $    185
                                                                         ========    ========
  Property acquired with capital leases ..............................   $    754    $  3,291
                                                                         ========    ========

         The accompanying notes to financial statements are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-K.

NOTE 2 - EARNINGS PER SHARE

      "Basic income (loss) per share" is determined by dividing net income
(loss) available to common shareholders by the weighted average number of common shares outstanding during each period. "Diluted income (loss) per share" includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. Potentially dilutive common stock options that were excluded from the calculation of diluted income per share because their effect is antidilutive totaled 1,187,006 and 46,801 for the three months ended March 31, 1999 and 1998, respectively.

      A reconciliation of the numerators and denominators used in computing per share net income from continuing operations before extraordinary item is as follows:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       1999            1998
                                                  ------------    ------------
         Numerator:
            Net income (loss) (numerator for
            diluted loss per share) ...........   $   (366,000)   $    615,000
           Dividends on Convertible
              Preferred Stock .................             --        (185,000)
           Common stock warrant put price
             adjustment .......................             --         (49,000)
                                                  ------------    ------------
           Numerator for basic income per share   $   (366,000)   $    381,000
                                                  ============    ============
         Denominator for basic income
           (loss) per share:
           Weighted average common shares
             outstanding ......................     10,890,422       1,958,143
                                                  ============    ============
         Denominator for diluted income
           (loss) per share:
           Convertible Preferred Stock ........             --       6,188,575
           Weighted average common shares
             outstanding ......................     10,890,422       1,958,143
           Options issued to employees ........             --         801,668
           Putable common stock warrant .......             --         195,148
                                                  ------------    ------------
              Denominator for diluted
                income (loss) per share .......     10,890,422       9,143,534
                                                  ============    ============

Income (loss) per common share was computed as follows:

                                                    Three Months
                                                   Ended March 31,
                                                   ---------------
                                                   1999        1998
                                                 -------     -------

         Basic net income (loss) per share....   $ (0.03)    $  0.20
                                                 =======     =======
         Diluted income (loss) per share.....    $ (0.03)    $  0.07
                                                 =======     =======

NOTE 3 - REPORTABLE SEGMENTS

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

Overview

      SCC is the leading provider of 9-1-1 operations support systems ("OSS") services to incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs") and wireless carriers in the United States. The Company manages the data that enable a 9-1-1 call to be routed to the appropriate public safety agency with accurate and timely information about the caller's identification and location. The Company was incorporated in July 1979 in the State of Colorado under the name Systems Concepts of Colorado, Inc. and was reincorporated in September 1993 in the State of Delaware under the name SCC Communications Corp. Prior to 1995, substantially all of the Company's revenue was derived from the sale of software licenses and related implementation services to ILECs and public safety agencies. During 1994, the Company began investing in infrastructure to provide its 9-1-1 OSS solution to telephone operating companies seeking to outsource such operations. The Company signed its first 9-1-1 data management services contract in August 1994 and added to the number of records under management in subsequent years. The Company began to recognize revenue from wireless carriers in the third quarter of 1997.

      SCC's data management services revenue is derived from contracts with ILECs, CLECs and wireless carriers pursuant to which the Company provides an outsourcing solution for its customers' 9-1-1 data management. Revenue included in data management services generally includes a non-recurring initial fee for the design and implementation of the 9-1-1 OSS, conversion of the customer's data to the Company's systems, hiring and training of personnel, and other costs required to prepare for the processing of customer data. Non-recurring fees are recognized on the percentage-of-completion method over the period required to perform the tasks necessary to prepare for the processing of customer data. The Company also generally receives a monthly service fee based on the number of subscriber records under management, which is recognized in the period in which the services are rendered. Data management services revenue also may include revenue from enhanced products and services, which are recognized in the period in which the services are performed. Related costs are expensed as they are incurred. Data management services revenue comprised 98% and 95% of the Company's total revenue in the three months ended March 31, 1999 and 1998, respectively.

      SCC's licenses and implementation services revenue is derived from contracts with ILECs pursuant to which the Company provides a 9-1-1 software license or related products and services such as implementation, training, software enhancements and interfaces to its customers' systems. Licenses and implementation services revenue is recognized using the percentage-of-completion method. The related costs include third-party licenses, direct labor and related expenses, and are expensed as incurred. Subsequent to system installation, the Company provides its customers with maintenance services that are recognized ratably over the related contract period on a straight-line basis. The Company's licenses and implementation services revenue is derived from a limited number of customers and consequently the concentration of customers can result in quarterly fluctuations based on the timing of the signing of new contracts and completion of existing contracts. Margins on such contracts also may fluctuate based on the elements included in the contract. Licenses and implementation services revenue comprised 2% and 5% of the Company's total revenue in the three months ended March 31, 1999 and 1998, respectively.

      During the three months ended March 31, 1999, the Company recognized approximately 84% of total revenue from Ameritech, BellSouth Inc. and U.S. WEST, each of which accounted for greater than 10% of the Company's total revenue in such period. During the three months ended March 31, 1998, the Company recognized approximately 92% of total revenue from Ameritech, AT&T, BellSouth Inc. and U.S. WEST, each of which accounted for greater than 10% of the Company's total revenue in such period. In the third quarter of 1998, one of the Company's licenses and implementation services customers, Bell Atlantic, who merged with Nynex, announced its decision to standardize its 9-1-1 hardware and software platform utilizing non-SCC systems that had been used by Nynex prior to the merger. This transition will occur over the course of 1999, during which time SCC will continue to support the systems installed in Bell Atlantic and will co-operate fully to ensure a smooth transition of these systems. Bell Atlantic comprised approximately 8% of the Company's total revenue in the year ended December 31, 1998. See "Factors that May Affect Future Results -- Reliance on Significant Customers."

      As of December 31, 1998, the Company had net operating loss carryforwards of $8.5 million available to offset future net income for U.S. federal income tax purposes. Thus, the Company's income tax provision for past fiscal years consisted of alternative minimum taxes, state income taxes in states where the Company has not had net operating loss carryforwards to offset net income, and foreign taxes. As of December 31, 1998, the Company reversed all but $450,000 of the valuation allowance on its deferred tax assets as the Company believes that it is more likely than not that such tax benefits will be realized. The Company evaluates the valuation allowance each accounting period and adjusted the valuation allowance for the utilization of the net operating loss carryforward for the three months ended March 31, 1999. There is no assurance that the Company's remaining deferred tax benefit will be offset by future taxable income or will not be restricted in the future due to transactions entered into by the Company or changes in tax legislation.

      In June and July 1998, the Company completed an initial public offering of its common stock, which generated proceeds of $26.0 million, net of the underwriter's discount and other estimated offering costs and including the exercise of the underwriters' overallotment option. See "Liquidity and Capital Resources."

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

      Although the Company experienced a profit in 1998, the Company generated a net loss of $366,000 in the three months ended March 31, 1999 and has experienced significant fluctuations in its quarterly results. The Company's operating results may continue to fluctuate as a result of many factors, including the length of the sales cycles for new or existing customers, the size, timing or duration of significant customer contracts, fluctuations in number of subscriber records under management, timing or duration of service offerings, rate of adoption of wireless services by Public Safety Answering Points, efforts expended to accelerate the introduction of certain new products, ability of the Company to hire, train and retain qualified personnel, increased competition, changes in operating expenses, changes in Company strategy, the financial performance of the Company's customers, changes in telecommunications legislation and regulations that may affect the competitive environment for the Company's services, and general economic factors. The Company's contracts for data management services generally include a non-recurring initial fee, and therefore, the Company may recognize significantly increased revenue for a short period of time upon commencing services for a new customer.

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

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Revenue

      Total Revenue. Total revenue decreased 4%, from $7.9 million in the first quarter of 1998 to $7.6 million in the third quarter of 1999.

      Data Management Services Revenue. Revenue from data management services remained constant at $7.5 million in the first quarter of 1998 and 1999, representing 95% and 98% of total revenue for such periods, respectively. Data management services revenue decreased due to monthly minimum fees from a wireless carrier in the first quarter of 1998 that expired at the end of 1998 and a decrease in non-recurring fees related to enhanced services. These decreases were offset by increased monthly fees due to an increase in the number of records under management for ILEC and CLEC customers.

      Licenses and Implementation Services. Revenue from licenses and implementation services decreased 63%, from $369,000 in the first quarter of 1998 to $136,000 in the first quarter of 1999, as the Company had no licenses and implementation services contracts in process during the first quarter of 1999 other than warranty contracts.

Costs and Expenses

      Cost of Data Management Services. Cost of data management services consists primarily of labor and costs of interconnection with customers' systems and the Company's infrastructure. Cost of data management services increased 18%, from $4.8 million in the first quarter of 1998 to $5.6 million in the first quarter of 1999, representing 61% and 74% of total revenue for such periods, respectively, and 64% and 76% of data management services revenue in the first quarter of 1998 and first quarter of 1999, respectively. The dollar increase was due to the addition of equipment and telephone lines to accommodate growth in the Company's wireless and wireline operations and additional headcount and related costs incurred in anticipation of growth for both wireline and wireless services. The percentage increase occurred primarily because demand for the Company's wireless and enhanced services has been slower than anticipated, although the Company has built the infrastructure to service the anticipated demand.

      Cost of Licenses and Implementation Services. Cost of licenses and implementation services consists primarily of labor, license fees for third party software and related expenses. Cost of licenses and implementation services decreased 65%, from $153,000 in the first quarter of 1998 to $53,000 in the first quarter of 1999, representing 2% and 1% of total revenue for such periods, respectively. Additionally, cost of licenses and implementation services revenue represented 41% and 39% of licenses and implementation services revenue in the first quarter of 1998 and first quarter of 1999, respectively. The dollar decrease occurred because the Company had no licenses and implementation services contracts in process during the first quarter of 1999 other than warranty contracts.

      Sales and Marketing. Sales and marketing expenses consist primarily of expenses related to salaries and commissions, travel, trade shows and sales collateral. Sales and marketing expenses increased 52%, from $843,000 in the first quarter of 1998 to $1.3 million in the first quarter of 1999, representing 11% and 17% of total revenue in such quarters, respectively. The dollar increase was due to the addition of personnel, the creation of a regulatory affairs department to interpret and influence legislation related to the Company's operations and related legal expenses, and tradeshows that the Company attended in the first quarter of 1999.

      General and Administrative. General and administrative expenses consist primarily of expenses related to the Company's information systems, finance, human resources, legal, executive and financial planning departments. General and administrative expenses increased 20%, from $1.1 million in the first quarter of 1998 to $1.4 million in the first quarter of 1999, representing 15% and 18% of total revenue in the first quarter of 1998 and first quarter of 1999, respectively. The dollar increase was due to (i) increased legal fees related to regulatory and legislative issues concerning the implementation of the Company's services in the State of Texas, (ii) creation of an investor relations department, and (iii) increased legal and accounting costs related to quarterly and annual reporting requirements as the Company became a publicly traded company in June 1998.

      Other income (expense), net. Net other income (expense) consists primarily of interest expense from the Company's borrowings and leases for capital equipment, offset by interest income earned on the Company's cash balances. Net other expense was $301,000 in the first quarter of 1998 compared to net other income of $158,000 in the first quarter of 1999, representing (4)% and 2% of total revenue for such periods, respectively. The dollar increase was primarily due to a decrease in interest expense related to the repayment of certain bank debt and capital leases that were outstanding in the first quarter of 1998 and interest earned from the investment of funds received from the Company's initial public offering in June and July of 1998.

      Provision (Benefit) for Income Taxes. The Company's income tax provision was $46,000 in the first quarter of 1998 compared to a net income tax benefit of $242,000 in the first quarter of 1999. The Company recorded an income tax benefit in the first quarter of 1999 as it believes that it is more likely than not that the net operating loss carryforward generated will be utilized against future earnings.

Liquidity and Capital Resources

      Since its inception the Company has funded its operations with cash provided by operations, supplemented by equity and debt financing and leases on capital equipment. As of March 31, 1999, the Company had $20.2 million in cash and cash equivalents and investments in marketable securities.

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

      The Company repaid $471,000 and $971,000 of other bank debt and capital lease obligations during the three months ended 1999 and 1998, respectively. Additionally, the Company used $883,000 and $455,000 during 1999 and 1998, respectively, for the purchase of capital assets and software development. The Company anticipates that its level of spending for capital expenditures will continue during 1999, although it currently has no material commitments for capital expenditures.

      The Company is in the process of renewing its line of credit with a bank equal to $2.0 million, which will be available to meet operating needs. The interest rate on amounts borrowed under the line of credit will be equal to the bank's prime rate or the one, two or three month Libor rate plus 2.25% per annum. The line of credit will mature April 15, 2000 and will be collateralized by certain assets of the Company. As of March 31, 1999, no borrowings were outstanding on the line of credit.

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

Year 2000 Capability

      Many currently installed computer and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, by the end of 1999, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

      The Company uses off-the-shelf and custom software developed internally and by third parties for its production systems. The Company has completed its assessment of and is implementing a plan for the programming and testing of its internally developed software to make it Year 2000 compliant. In addition, the Company has identified which of its third party production systems it believes have date-sensitive applications to determine where Year 2000 issues may exist. The Company has contacted the third-party suppliers and has received responses from most of those suppliers, including the suppliers that the Company considers critical. The Company has received patches for the systems that are not Year 2000 compliant and has installed approximately half of them. The Company intends to complete the installation of such patches by the end of the second quarter of 1999.

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

Significant Fluctuations in Quarterly Results of Operations

      The Company has experienced fluctuations in its quarterly operating results and anticipates that such fluctuations will continue and could intensify. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock. Although the Company was profitable in five of its last eight quarters, there can be no assurance that the Company's profitability will continue in the future or, if the Company is profitable, that its levels of profitability will not vary significantly between quarters.

      Although the Company experienced a profit in 1998, the Company generated a net loss of $366,000 in the three months ended March 31, 1999 and has experienced significant fluctuations in its quarterly results. The Company's operating results may continue to fluctuate as a result of many factors, including the length of the sales cycles for new or existing customers, the size, timing or duration of significant customer contracts, fluctuations in number of subscriber records under management, timing or duration of service offerings, rate of adoption of wireless services by Public Safety Answering Points, efforts expended to accelerate the introduction of certain new products, ability of the Company to hire, train and retain qualified personnel, increased competition, changes in operating expenses, changes in Company strategy, the financial performance of the Company's customers, changes in telecommunications legislation and regulations that may affect the competitive environment for the Company's services, and general economic factors. The Company's contracts for data management services generally include a non-recurring initial fee, and therefore, the Company may recognize significantly increased revenue for a short period of time upon commencing services for a new customer.

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

Lengthy Sales Cycle

      Potential customers of the Company typically commit significant resources to the technical evaluation of the Company's services and products and the Company typically spends substantial time, effort and money providing education regarding the Company's 9-1-1 OSS solution. The evaluation process often results in an extensive and lengthy sales cycle, typically ranging between six months and two years, making it difficult for the Company to forecast the timing and magnitude of sales contracts. Delays associated with customers' internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common. For example, customers' budgetary constraints and internal acceptance reviews may cause potential customers to delay or forego a purchase. The delay or failure to complete one or more large contracts could have a material adverse effect on the

Company's business, financial condition and results of operations and cause the Company's operating results to vary significantly from quarter to quarter. See "-- Significant Fluctuations in Quarterly Results of Operations".

Reliance on Significant Customers

      The Company historically has depended on, and expects to continue to depend on, large contracts from a limited number of significant customers. During the three months ended March 31, 1999, the Company recognized approximately 84% of total revenue from Ameritech, BellSouth Inc. and U.S. WEST, each of which accounted for greater than 10% of the Company's total revenue in such period. During the three months ended March 31, 1998, the Company recognized approximately 92% of total revenue from Ameritech, AT&T, BellSouth Inc. and U.S. WEST, each of which accounted for greater than 10% of the Company's total revenue in such period. The Company believes that these customers will continue to represent a substantial portion of the Company's total revenue in the future. Certain of the Company's contracts with these customers allow them to cancel their contracts with the Company in the event of changes in regulatory, legal, labor or business conditions. The Company's contracts with these customers expire between 2002 and 2005. The loss of any of these customers would have a material adverse effect on the Company's business, financial condition and results of operations. SBC Communications, Inc., which is not a customer of the Company, agreed to acquire Ameritech. The Company cannot predict what effect, if any, this acquisition will have on the Company and there can be no assurance that this acquisition or any future consolidation in the telecommunications industry will not have a material adverse effect on the Company's business, financial condition and results of operation. None of the Company's major customers has any obligation to purchase additional products or additional services beyond those currently contemplated by their existing contracts. Consequently, the failure by the Company to develop relationships with significant new customers could have a material adverse effect on the rate of growth in the Company's revenue, if any. If the Company fails to monitor and maintain adequately the quality and expand the breadth of its services and products, advance its technology or continue to price its services and products competitively, one or more of its major customers may select alternative providers or seek to develop services and products internally.

Dependence on Key Personnel; Recent Management Turnover

      The Company's future success depends in large part on the continued service of its key management, sales, product development and operational personnel, including George Heinrichs, President, and on the Company's ability to continue to attract, motivate and retain highly qualified employees, including technical, managerial and sales and marketing personnel. Additionally, the Company expects to continue to expand the number of employees engaged in sales, marketing and product development. However, competition in the recruitment of highly qualified personnel in the software and telecommunications services industry is intense and has become particularly significant in the Denver metropolitan area. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon the Company's current business, development efforts and future business prospects. If such personnel do not remain active in the Company's business, the Company's operations could be materially adversely affected. The Company's Chief Operating Officer, John Sims, resigned from the Company effective February 26, 1999 and the Company's Chief Financial Officer, Nancy Hamilton, announced her resignation effective May 20, 1999. There can be no assurance that the Company will be able to replace Mr. Sims or Ms. Hamilton within a reasonable timeframe or that the Company will not experience significant interruption in its business as a result of their departures. Ms. Hamilton has an agreement with the Company providing for payments subsequent to the termination of her employment. The Company currently maintains key person life insurance policies with respect to Mr. Heinrichs and Ms. Hamilton. The Company is the named beneficiary of these policies, which are for $3,000,000 and $1,000,000, respectively.

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

Dependence on New Products and Services; Rapid Technological Change

      The market for the Company's services is characterized by rapid technological change, frequent new product or service introductions, evolving industry standards and changing customer needs. The Company currently intends to begin offering its Emergency Warning and Evacuation System, which will allow PSAPs to call all numbers in a given area and warn of imminent danger, in the second quarter of 1999. The Company intends to begin offering its Subscriber ALI product, which will allow subscribers to enter personal information into their 9-1-1 records in 2000. The introduction of products and services embodying new technologies and the emergence of new industry and technology standards can render existing products and services obsolete and unmarketable in short periods of time. The Company expects other vendors regularly to introduce new products and services, as well as enhancements to their existing products and services, that will compete with the services and products offered by the Company. As a result, the life cycles of the Company's services and products are difficult to estimate. The Company believes that its future success will depend in large part on its ability to maintain and enhance its current service and product offerings, to develop and introduce regularly new services and products that will keep pace with technological advances and satisfy evolving customer requirements, and to achieve acceptable levels of sales of its new services and products through its current customers that resell the Company's solutions to their subscribers. However, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of such new services and products or that its new services and products will adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new service and product offerings by the Company or its competitors may cause customers to defer the purchase of existing Company services and products. The Company's inability to develop on a timely basis new services or products, or the failure of such new services or products to achieve market acceptance, could have a material adverse effect on the Company's business, financial condition and results of operations. The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new services and products. Furthermore, services and products such as those offered by the Company may contain undetected or unresolved errors when they are first introduced or as new versions are released. There can be no assurance that, despite extensive testing by the Company, errors will not be found in new services and products after commencement of commercial availability, resulting in delay in or loss of market acceptance and sales, diversion of development resources, injury to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Significant delays in meeting deadlines for announced service or product introductions or performance problems with such products or upgrades could result in an undermining of customer confidence in the Company's services and products, which would materially adversely affect its customer relationships as well.

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

Fixed Price Contracts and Other Project Risks

      During the three months ended March 31, 1999 and the year ended December 31, 1998, approximately 90% and 80%, respectively, of the Company's revenue was generated on a fixed price per subscriber basis. The Company generally enters into contracts with a ten-year term for wireline data management services and with a two- to five-year term for wireless base services and clearinghouse services. In addition, the Company has a contract with a state agency. The Company generally receives a fixed monthly fee based upon the number of subscribers and upon the services selected by the customer. Therefore, the Company's failure to estimate accurately the resources required for a fixed price per subscriber contract could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

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

      The market for the Company's services and products has been influenced by the adoption of regulations under the Telecommunications Act of 1996 (the "1996 Act"), the new duties imposed on ILECs by the 1996 Act to open the local telephone markets to competition, and the requirements imposed on wireless carriers by the Order. Therefore, any changes to such legal requirements, the adoption of new regulations by federal or state regulatory authorities under the 1996 Act or any legal challenges to the 1996 Act could have a material adverse effect upon the market for the Company's services and products. Although the 1996 Act was designed to expand competition in the telecommunications industry, the realization of the objectives of the 1996 Act is subject to many uncertainties, including judicial and administrative proceedings designed to define rights and obligations pursuant to the 1996 Act, actions or inactions by ILECs and other carriers that affect the pace at which changes contemplated by the 1996 Act occur, resolution of questions concerning which parties will finance such changes, and other regulatory, economic and political factors.

      The Company is aware of certain litigation challenging the validity of the 1996 Act and the local telephone competition rules adopted by the FCC to implement the 1996 Act. The U.S. Supreme Court in AT&T v. Iowa invalidated the unbundling requirements adopted by the FCC while upholding a portion of the FCC's local competition rules. However, the Regional Bell Operating Companies ("RBOCs") have agreed to comply with the invalidated unbundling requirements while the FCC drafts and proposes new rules to comply with the decision of the Supreme Court. Such litigation may serve to delay implementation of the 1996 Act, which could adversely affect demand for the Company's services and products. Any delays in the deadlines imposed by the 1996 Act, the FCC or the Order, or any invalidation, repeal or modification in the requirements imposed by the Act, the FCC or the Order could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, customers may require, or the Company otherwise may deem it necessary or advisable, that the Company modify its services and products to address actual or anticipated changes in the regulatory environment. Any other delays in implementation of the 1996 Act, or other regulatory changes, could materially adversely affect the Company's business, financial condition and results of operations.

      While the Company has signed a contract to provide 9-1-1 data management services to the General Services Commission of the State of Texas, certain issues have been causing delays in the implementation of the services. However, an interim agreement among the involved parties was recently reached that will allow the Company to begin conducting a field trial, which is required under the contract, to test the interfacing technology in the Houston area. SBC Communications, Inc. ("SBC"), which is currently responsible for the provisioning of 9-1-1 OSS, data transport and data management services in the State of Texas, is challenging whether the Company has a right to access SBC's source systems and 9-1-1 database and whether they are obligated by law to unbundle components of their network functionality. As this is the first time that a state entity has endeavored to centralize 9-1-1 OSS and data management services with a neutral third party, federal and state regulations governing 9-1-1 service provisioning, which have typically applied to certified telecommunications providers, are being challenged and clarified for the first time. As part of the interim agreement, this legal challenge and all related proceedings have been placed in abeyance pending the outcome of the field trial. The Company believes that these legal and technological issues and their associated cost implications are likely to be readdressed by the Public Utilities Commission of the State of Texas ("PUC"), which is expected to decide on these matters by the end of 1999. The Company believes that the services that it will provide under its contract with the General Services Commission are permitted within the scope of the existing regulations and that the outcome of the matter before the PUC will be favorable to the Company and the General Services Commission. However, there can be no assurance that the PUC will decide in favor of the Company and the General Services Commission or that SBC will not resume its desire to pursue this legal challenge on a longer term basis, thus causing further delay of the commencement of the services by exercising its right to appeal the PUC's decision if the decision is in the Company and General Services Commission's favor. If the PUC does not decide in the Company's favor or places contingencies on the manner in which the services are provided, the Company may be prohibited from delivering its services to the State of Texas, may expend significant resources to appeal the PUC's decision or may expend additional costs in redesigning the methodology by which the services are provided. In addition, if SBC exercises its right to appeal, the Company may be required to spend significant resources in defending its right to provide its services in the State of Texas.

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

Risks Associated with International Sales

      Although substantially all of the Company's revenue is generated from sales to customers in the United States, the Company has generated revenue in Canada and intends to enter additional international markets, which will require significant management attention and financial resources. International sales are subject to a variety of risks, including difficulties in establishing and managing international distribution channels, and in translating products and related materials into foreign languages. International operations are also subject to difficulties in collecting accounts receivable, staffing, managing personnel and enforcing intellectual property rights. Other factors that can adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers and economic or political changes in international markets. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. Furthermore, any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview".

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

Year 2000 Capability

      Many currently installed computer and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, by the end of 1999, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to its normal operating and funding activities. Historically, the Company has not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

      The Company is in the process of renewing its line of credit for which the related interest rate will be variable based on the lender's prime rate or the Libor rate, and, therefore, will be affected by changes in market interest rates. At March 31, 1999, no amounts were outstanding under the Company's line of credit. In addition, the Company invests excess funds in high-grade bonds and commercial paper on which the Company monitors interest rates frequently and as the investments mature. The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

         None.

Item 2 - Changes in Securities and Use of Proceeds.

      On June 29, 1998, the Company consummated its initial public offering (the "Offering") of its common stock, par value $.001 per share (the "Common Stock"). The estimated net offering proceeds to the Company after deducting the foregoing discounts, commissions, fees and expenses were $25,988,400, of which $3,510,400 relates to the exercise of the underwriters' over-allotment option on July 22, 1998. Through March 31, 1999, the proceeds of the offering have been applied as follows:

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

Item 3 - Defaults on Senior Securities.

         None.

Item 4 - Submission of Matters to a Vote of Security Holders.

         None.

Item 5 - Other Information.

         None.

Item 6 - Exhibits and Reports on Form 8-K.

         (a)    Exhibits.

                  None.

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

May 7, 1999                            \s\ George K. Heinrichs
----------------                       ------------------------------
       Date                            George K. Heinrichs, President
                                       and Chief Executive Officer


May 7, 1999                            \s\ Nancy K. Hamilton
----------------                       ------------------------------
       Date                            Nancy K. Hamilton, Chief
                                       Financial Officer