Form 10-Q/A
period 1999-03-31
SCC COMMUNICATIONS CORP
filed 1999-06-23
CIK 924505

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

                               EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q to correct transposition errors between years on the Other Assets line of the Balance Sheet and Income (Loss) from Operations line of the Statements of Operations.

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

      Item 3 - Defaults on Senior Securities

      Item 4 - Submission of Matters to a Vote of Security Holders

      Item 5 - Other Information

      Item 6 - Exhibits and Reports on Form 8-K

      Signatures

                            SCC COMMUNICATIONS CORP.

                                 BALANCE SHEETS
                             (dollars in thousands)

                                                         March 31,  December 31,
                                                           1999        1998
                                                         ---------  ------------
                                                        (Unaudited)

                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..........................   $  7,885    $ 10,266
  Short-term investments .............................     12,363       7,761
  Accounts receivable, net of allowance for doubtful
     accounts of approximately $50 in 1999 and 1998 ..      2,503       4,820
  Unbilled project revenue ...........................        826       1,035
  Prepaids and other .................................        531         484
  Deferred income taxes -- current portion ...........      2,108       2,025
                                                         --------    --------
          Total current assets .......................     26,216      26,391
                                                         --------    --------

PROPERTY AND EQUIPMENT, at cost:
  Computer hardware and equipment ....................     24,260      23,687
  Furniture and fixtures .............................        862         800
  Leasehold improvements .............................        944         920
                                                         --------    --------
                                                           26,066      25,407
  Less -- Accumulated depreciation ...................    (12,229)    (11,056)
                                                         --------    --------
          Total property and equipment ...............     13,837      14,351
                                                         --------    --------

OTHER ASSETS .........................................        105         112
LONG-TERM INVESTMENTS ................................         --       2,054

DEFERRED INCOME TAXES -- NONCURRENT ..................      1,663       1,504

SOFTWARE DEVELOPMENT COSTS, net of accumulated
  amortization of $407 and $346 in 1999 and 1998,
  respectively .......................................        827         683
                                                         --------    --------
                                                         $ 42,648    $ 45,095
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

                            SCC COMMUNICATIONS CORP.

                            STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)
                                    Unaudited

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           1999            1998
                                                       ------------    ------------
REVENUE:
  Data management services .........................   $      7,480    $      7,533
  Licenses and implementation services .............            136             369
                                                       ------------    ------------
         Total revenue .............................          7,616           7,902
COSTS AND EXPENSES:
  Cost of data management services .................          5,671           4,798
  Cost of licenses and implementation services .....             53             153
  Sales and marketing ..............................          1,280             843
  General and administrative .......................          1,378           1,146
                                                       ------------    ------------
         Total costs and expenses ..................          8,382           6,940
                                                       ------------    ------------
INCOME (LOSS) FROM OPERATIONS ......................           (766)            962
OTHER INCOME (EXPENSE):
  Interest and other income ........................            273              30
  Interest and other expense .......................           (115)           (331)
                                                       ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES ..................           (608)            661
PROVISION (BENEFIT) FOR INCOME TAXES ...............           (242)             46
                                                       ------------    ------------
NET INCOME (LOSS) ..................................   $       (366)   $        615
                                                       ============    ============
Dividends accrued on Series D, E and F
  mandatorily redeemable convertible preferred stock             --            (185)
Common stock warrant put price adjustment ..........             --             (49)
                                                       ------------    ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK .......   $       (366)   $        381
                                                       ============    ============
NET INCOME (LOSS) PER SHARE (Note 2):
  Basic ............................................   $      (0.03)   $       0.20
                                                       ============    ============
  Diluted ..........................................   $      (0.03)   $       0.07
                                                       ============    ============
SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE
  (Note 2):
  Basic ............................................     10,890,422       1,958,143
                                                       ============    ============
  Diluted ..........................................     10,890,422       9,143,534
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

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Revenue

      Total Revenue. Total revenue decreased 4%, from $7.9 million in the first quarter of 1998 to $7.6 million in the first quarter of 1999.

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