Form 10-Q
period 1999-06-30
SCC COMMUNICATIONS CORP
filed 1999-08-16
CIK 924505

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of July 31, 1999, there were 11,050,235 shares of the Registrant's Common Stock outstanding.

================================================================================

                                     INDEX

PART 1 - FINANCIAL INFORMATION

   Item 1 - Financial Statements

       Balance Sheets as of June 30, 1999 (Unaudited) and December 31, 1998

       Statements of Operations for the three-months ended June 30, 1999 and 1998 and the six-months ended June 30, 1999 and 1998 (Unaudited)

       Statements of Cash Flows for the six-months ended June 30, 1999 and 1998 (Unaudited)

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

   Item 3 - Defaults on Senior Securities

   Item 4 - Submission of Matters to a Vote of Security Holders

   Item 5 - Other Information

   Item 6 - Exhibits and Reports on Form 8-K

   Signatures

                           SCC COMMUNICATIONS CORP.

                                BALANCE SHEETS
                            (dollars in thousands)

                                                                              June 30,          December 31,
                                                                                1999                1998
                                                                            -------------       ------------
                                                                             (Unaudited)
                              ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.................................................     $  3,839            $ 10,266
 Short-term investments....................................................       14,251               7,761
 Accounts receivable, net of allowance for doubtful accounts of
  approximately $100 and $50 in 1999 and 1998, respectively................        2,860               4,820
 Unbilled project revenue..................................................        1,046               1,035
 Prepaids and other........................................................          820                 484
 Deferred income taxes -- current portion..................................        2,108               2,025
                                                                                --------            --------
  Total current assets.....................................................       24,924              26,391
                                                                                --------            --------

PROPERTY AND EQUIPMENT, at cost:
 Computer hardware and equipment...........................................       24,735              23,687
 Furniture and fixtures....................................................          866                 800
 Leasehold improvements....................................................          905                 920
                                                                                --------            --------
                                                                                  26,506              25,407
 Less -- Accumulated depreciation..........................................      (13,350)            (11,056)
                                                                                --------            --------
  Total property and equipment.............................................       13,156              14,351
                                                                                --------            --------

OTHER ASSETS...............................................................           98                 112
LONG-TERM INVESTMENTS......................................................        1,002               2,054
DEFERRED INCOME TAXES -- NONCURRENT........................................        1,851               1,504

SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $460 and
 $346 in 1999  and 1998, respectively......................................          897                 683
                                                                                --------            --------
                                                                                $ 41,928            $ 45,095
                                                                                ========            ========

 The accompanying notes to financial statements are an integral part of these balance sheets.

                           SCC COMMUNICATIONS CORP.

                                BALANCE SHEETS
                            (dollars in thousands)


                                                                                          June 30,         December 31,
                                                                                            1999               1998
                                                                                        -------------      ------------
                                                                                         (Unaudited)
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.....................................................................     $    529           $ 1,211
  Payroll-related accruals.............................................................          729               734
  Other accrued liabilities............................................................        1,547             2,546
  Property and other tax liabilities...................................................          764               696
  Current portion of capital lease obligations.........................................        1,788             1,618
  Deferred contract revenue............................................................          794             1,908
                                                                                            --------           -------
          Total current liabilities....................................................        6,151             8,713

LONG-TERM DEBT:
  Capital lease obligations, net of current portion....................................        2,521             2,791
                                                                                            --------           -------
          Total liabilities............................................................        8,672            11,504
                                                                                            --------           -------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued or
    outstanding........................................................................           --                --
  Common stock, $.001 par value; 30,000,000 shares authorized; 11,050,235 and
    10,886,353 shares issued in 1999 and 1998, respectively............................           11                10

  Additional paid-in capital...........................................................       43,662            43,320
  Stock subscriptions receivable.......................................................          (37)              (59)
  Accumulated deficit..................................................................      (10,380)           (9,680)
                                                                                            --------           -------
          Total stockholders' equity...................................................       33,256            33,591
                                                                                            --------           -------
                                                                                            $ 41,928           $45,095
                                                                                            ========           =======

 The accompanying notes to financial statements are an integral part of these balance sheets.

                           SCC COMMUNICATIONS CORP.

                           STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)
                                   Unaudited

                                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                                         -----------------------------  --------------------------
                                                                              1999           1998           1999           1998
                                                                         --------------  -------------  -------------  -----------
REVENUE:
  Data management services..............................................   $     8,068     $    7,947    $    15,548    $   15,481
  Licenses and implementation services..................................           121          1,409            257         1,778
                                                                           -----------     ----------    -----------    ----------
         Total revenue..................................................         8,189          9,356         15,805        17,259
COSTS AND EXPENSES:
  Cost of data management services......................................         6,176          5,220         11,847        10,039
  Cost of licenses and implementation services..........................            47            542            100           674
  Sales and marketing...................................................         1,421          1,192          2,701         2,036
  General and administrative............................................         1,183          1,184          2,561         2,330
                                                                           -----------     ----------    -----------    ----------
         Total costs and expenses.......................................         8,827          8,138         17,209        15,079
                                                                           -----------     ----------    -----------    ----------
INCOME (LOSS) FROM OPERATIONS...........................................          (638)         1,218         (1,404)        2,180
OTHER INCOME (EXPENSE):
  Interest and other income.............................................           262             34            535            64
  Interest and other expense............................................          (146)          (316)          (261)         (646)
                                                                           -----------     ----------    -----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES.......................................          (522)           936         (1,130)        1,598
PROVISION (BENEFIT) FOR INCOME TAXES....................................          (188)            65           (430)          112
                                                                           -----------     ----------    -----------    ----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.............................          (334)           871           (700)        1,486
LOSS FROM EARLY EXTINGUISHMENT OF DEBT..................................            --         (1,442)            --        (1,442)
                                                                           -----------     ----------    -----------    ----------
NET INCOME (LOSS).......................................................   $      (334)    $     (571)   $      (700)   $       44
                                                                           ===========     ==========    ===========    ==========
Dividends accrued on Series D, E and F
  mandatorily redeemable convertible preferred stock....................            --           (171)            --          (355)
Common stock warrant put price adjustment...............................            --            (28)            --           (77)
                                                                           -----------     ----------    -----------    ----------
NET LOSS APPLICABLE TO COMMON STOCK.....................................   $      (334)    $     (770)   $      (700)   $     (388)
                                                                           ===========     ==========    ===========    ==========
NET INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM (Note 2):
  Basic.................................................................   $     (0.03)    $     0.25    $     (0.06)   $     0.46
                                                                           ===========     ==========    ===========    ==========
  Diluted...............................................................   $     (0.03)    $     0.09    $     (0.06)   $     0.16
                                                                           ===========     ==========    ===========    ==========
NET INCOME (LOSS) PER SHARE (Note 2):
  Basic.................................................................   $     (0.03)    $    (0.29)   $     (0.06)   $    (0.17)
                                                                           ===========     ==========    ===========    ==========
  Diluted...............................................................   $     (0.03)    $    (0.06)   $     (0.06)   $     0.01
                                                                           ===========     ==========    ===========    ==========
SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE   (Note 2):
  Basic.................................................................    10,951,832      2,650,544     10,921,227     2,301,596
                                                                           ===========     ==========    ===========    ==========
  Diluted...............................................................    10,951,832      9,327,102     10,921,227     9,245,783
                                                                           ===========     ==========    ===========    ==========

    The accompanying notes to financial statements are an integral part of these statements.

                           SCC COMMUNICATIONS CORP.

                           STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                   Unaudited

                                                                                                  Six Months
                                                                                                Ended June 30,
                                                                                              -------------------
                                                                                                1999      1998
                                                                                              --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................................................       $  (700)   $    44
  Adjustments to reconcile net income (loss) to net cash provided by
    Operating activities --
    Amortization and depreciation......................................................         2,516      2,045
    Amortization of note payable discount..............................................            --        148
    Write off of note payable discount.................................................            --      1,282
    Accretion of and interest accrued on investments...................................          (177)        --
    Loss on disposal of assets.........................................................            36         --
    Deferred income tax benefit........................................................          (430)        --
    Provision for estimated losses on contracts........................................            --          9
    Provision for doubtful accounts....................................................            50         --
    Change in --
      Accounts receivable..............................................................         1,910     (1,857)
      Unbilled project revenue.........................................................           (11)      (182)
      Prepaids and other...............................................................          (322)      (381)
      Accounts payable.................................................................          (252)       (96)
      Accrued liabilities..............................................................          (612)       465
      Deferred contract revenue........................................................        (1,114)    (1,206)
                                                                                              -------    -------
        Net cash provided by operating activities......................................           894        271
                                                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment................................................        (1,141)      (972)
  Purchase of marketable securities....................................................        (5,261)        --
  Software development costs...........................................................          (328)      (103)
                                                                                              -------    -------
        Net cash used in investing activities..........................................        (6,730)    (1,075)
                                                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable..................................................            --     (4,986)
  Principal payments on capital lease obligations......................................          (956)      (808)
  Exercise of stock options............................................................           255         20
  Proceeds from initial public offering, net of underwriter's discount.................            --     23,436
  Costs related to initial public offering.............................................            --       (239)
  Proceeds received from employee stock purchase plan..................................            88         --
  Payments received from stock subscriptions...........................................            22         --
                                                                                              -------    -------
        Net cash provided by (used in) financing activities............................          (591)    17,423
                                                                                              -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................................        (6,427)    16,619
CASH AND CASH EQUIVALENTS, beginning of period.........................................        10,266      2,503
                                                                                              -------    -------
CASH AND CASH EQUIVALENTS, end of period...............................................       $ 3,839    $19,122
                                                                                              =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest.............................................       $   228    $   635
                                                                                              =======    =======
  Cash paid during the period for taxes................................................       $   211    $    86
                                                                                              =======    =======
 SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
  Dividends accrued on Series D, E and F Convertible Preferred Stock...................       $   --     $   355
                                                                                              =======    =======
  Property acquired with capital leases................................................       $   856    $ 3,369
                                                                                              =======    =======
  Accrual of costs related to initial public offering..................................       $   --     $   720
                                                                                              =======    =======

    The accompanying notes to financial statements are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-K.

NOTE 2 - EARNINGS PER SHARE

     "Basic income (loss) per share" is determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. "Diluted income (loss) per share" includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. Potentially dilutive common stock options that were excluded from the calculation of diluted income per share because their effect is antidilutive totaled 1,072,924 for the three months ended June 30, 1999, and 1,132,317 and 178 for the six months ended June 30, 1999 and June 30, 1998, respectively.

     A reconciliation of the numerators and denominators used in computing per share net income from continuing operations before extraordinary item is as follows:

                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                               --------------------------------     ---------------------------
                                                   1999              1998               1999          1998
                                               ------------     ---------------     ------------  -------------
     Numerator:
       Net income (loss) before
        extraordinary item (numerator for
        diluted income (loss) per share).....  $  (334,000)         $  871,000      $  (700,000)    $1,486,000
       Dividends on Convertible
          Preferred Stock....................           --            (171,000)              --       (355,000)
       Common stock warrant put price
          Adjustment.........................           --             (28,000)              --        (77,000)
                                               -----------          ----------      -----------     ----------
       Numerator for basic income (loss)
        per share............................  $  (334,000)         $  672,000      $  (700,000)    $1,054,000
     Denominator for basic income              ===========          ==========      ===========     ==========
       (loss) per share:
       Weighted average common shares
          Outstanding........................   10,951,832           2,650,544       10,921,227      2,301,596
                                               ===========          ==========      ===========     ==========
     Denominator for diluted income
       (loss) per share:
       Convertible Preferred Stock...........           --           5,712,531               --      5,949,238
       Weighted average common shares
          Outstanding........................   10,951,832           2,610,622       10,921,227      2,286,129
       Options issued to employees...........           --             823,827               --        822,831
       Putable common stock warrant..........           --             180,122               --        187,585
                                               -----------          ----------      -----------     ----------
           Denominator for diluted
                 income (loss) per share.....   10,951,832           9,327,102       10,921,227      9,245,783
                                               ===========          ==========      ===========     ==========

Income (loss) per common share was computed as follows:

                                                                Three Months                 Six Months
                                                               Ended June 30,              Ended June 30,
                                                            1999           1998          1999           1998
                                                          --------       --------      --------       --------
          Basic income (loss) per share:
           Income (loss) per share before
            extraordinary item.......................       $(0.03)        $ 0.25        $(0.06)        $ 0.46
                                                            ======         ======        ======         ======

          Net loss per share from extraordinary item        $   --         $(0.54)       $   --         $(0.63)
                                                            ======         ======        ======         ======
           Basic net loss per share                         $(0.03)        $(0.29)       $(0.06)        $(0.17)
                                                            ======         ======        ======         ======
          Diluted income (loss) per share:
           Income (loss) per share before                                  ======
            extraordinary item                              $(0.03)        $ 0.09        $(0.06)
                                                            ======         ======        ======         $ 0.16
                                                                                                        ======
          Net loss per share from extraordinary item        $   --         $(0.15)       $   --         $(0.15)
                                                            ======         ======        ======         ======
           Diluted net income (loss) per share              $(0.03)        $(0.06)       $(0.06)        $ 0.01
                                                            ======         ======        ======         ======

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

     SCC's data management services revenue is derived from contracts with ILECs, CLECs and wireless carriers pursuant to which the Company provides an outsourcing solution for its customers' 9-1-1 data management. Revenue included in data management services generally includes a non-recurring initial fee for the design and implementation of the 9-1-1 OSS, conversion of the customer's data to the Company's systems, hiring and training of personnel, and other costs required to prepare for the processing of customer data. Non-recurring fees are recognized on the percentage-of-completion method over the period required to perform the tasks necessary to prepare for the processing of customer data. The Company also generally receives a monthly service fee based on the number of subscriber records under management, which is recognized in the period in which the services are rendered. Data management services revenue also may include revenue from enhanced products and services, which are recognized in the period in which the services are performed. Related costs are expensed as they are incurred. Data management services revenue comprised 98% and 90% of the Company's total revenue in the six months ended June 30, 1999 and 1998, respectively.

     SCC's licenses and implementation services revenue is derived from contracts with ILECs pursuant to which the Company provides a 9-1-1 software license or related products and services such as implementation, training, software enhancements and interfaces to its customers' systems. Licenses and implementation services revenue is recognized using the percentage-of-completion method. The related costs include third-party licenses, direct labor and related expenses, and are expensed as incurred. Subsequent to system installation, the Company provides its customers with maintenance services that are recognized ratably over the related contract period on a straight-line basis. The Company's licenses and implementation services revenue is derived from a limited number of customers and consequently the concentration of customers can result in quarterly fluctuations based on the timing of the signing of new contracts and completion of existing contracts. Margins on such contracts also may fluctuate based on the elements included in the contract. Licenses and implementation services revenue comprised 2% and 10% of the Company's total revenue in the six months ended June 30, 1999 and 1998, respectively.

     During the six months ended June 30, 1999, the Company recognized approximately 82% of total revenue from Ameritech, BellSouth Inc. and U.S. WEST, each of which accounted for greater than 10% of the Company's total revenue in such period. During the six months ended June 30, 1998, the Company recognized approximately 86% of total revenue from Ameritech, AT&T, BellSouth Inc. and U.S. WEST, each of which accounted for greater than 10% of the Company's total revenue in such period. In the third quarter of 1998, one of the Company's licenses and implementation services customers, Bell Atlantic, who merged with Nynex, announced its decision to standardize its 9-1-1 hardware and software platform utilizing non-SCC systems that had been used by Nynex prior to the merger. This transition will occur over the course of 1999, during which time SCC will continue to support the systems installed in Bell Atlantic and will co-operate fully to ensure a smooth transition of these systems. Bell Atlantic comprised approximately 8% of the Company's total revenue in the year ended December 31, 1998. See "Factors that May Affect Future Results -- Reliance on Significant Customers."

     As of December 31, 1998, the Company had net operating loss carryforwards of $8.5 million available to offset future net income for U.S. federal income tax purposes. Thus, the Company's income tax provision for past fiscal years consisted of alternative minimum taxes, state income taxes in states where the Company has not had net operating loss carryforwards to offset net income, and foreign taxes. As of December 31, 1998, the Company reversed all but $450,000 of the valuation allowance on its deferred tax assets as the Company believes that it is more likely than not that such tax benefits will be realized. The Company evaluates the valuation allowance each accounting period and adjusted the valuation allowance for the utilization of the net operating loss carryforward for the six months ended June 30, 1999. There is no assurance that the Company's remaining deferred tax benefit will be offset by future taxable income or will not be restricted in the future due to transactions entered into by the Company or changes in tax legislation.

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

     Although the Company experienced a profit in 1998, the Company generated a net loss of $700,000 in the six months ended June 30, 1999 and has experienced significant fluctuations in its quarterly results. The Company's operating results may continue to fluctuate as a result of many factors, including the length of the sales cycles for new or existing customers, the size, timing or duration of significant customer contracts, fluctuations in number of subscriber records under management, timing or duration of service offerings, rate of adoption of wireless services by Public Safety Answering Points, efforts expended to accelerate the introduction of certain new products, ability of the Company to hire, train and retain qualified personnel, increased competition, changes in operating expenses, changes in Company strategy, the financial performance of the Company's customers, changes in telecommunications legislation and regulations that may affect the competitive environment for the Company's services, and general economic factors. The Company's contracts for data management services generally include a non-recurring initial fee, and therefore, the Company may recognize significantly increased revenue for a short period of time upon commencing services for a new customer.

     The Company's expense levels are based in significant part on its expectations regarding future revenue. The Company's revenue is difficult to forecast because the market for the Company's services is evolving rapidly and the length of the Company's sales cycle, the size and timing of significant customer contracts and license fees and the timing of recognition of non-recurring initial fees vary substantially among customers. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall could therefore have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company hired a significant number of employees in 1998 and expects to continue hiring additional employees during 1999. The Company expects that this increase will affect the Company's operating margins for the short term. There can be no assurance that the Company can resume reporting operating profits, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

  Revenue

     Total Revenue. Total revenue decreased 12%, from $9.4 million in the second quarter of 1998 to $8.2 million in the second quarter of 1999.

     Data Management Services Revenue. Data management services revenue increased 2%, from $7.9 million in the second quarter of 1998 to $8.1 million in the second quarter of 1999, representing 99% and 85% of total revenue for such periods, respectively. Data management services revenue increased due to increased monthly fees due to an increase in the number of contracts and records under management for ILEC and CLEC customers. These increases were partially offset by monthly minimum fees from a wireless carrier in the second quarter of 1998 that expired at the end of 1998 and a decrease in non-recurring fees related to wireless and enhanced services.

     Licenses and Implementation Services. Revenue from licenses and implementation services decreased 91%, from $1.4 million in the second quarter of 1998 to $121,000 in the second quarter of 1999, as the Company had no licenses and implementation services contracts in process during the second quarter of 1999 other than warranty contracts.

  Costs and Expenses

     Cost of Data Management Services. Cost of data management services consists primarily of labor and costs of interconnection with customers' systems and the Company's infrastructure. Cost of data management services increased 18%, from $5.2 million in the second quarter of 1998 to $6.2 million in the second quarter of 1999, representing 56% and 75% of total revenue for such periods, respectively, and 66% and 77% of data management services revenue in the second quarter of 1998 and 1999, respectively. The dollar increase was due to the reallocation of resources from licenses and implementation services to data management services, increased depreciation expense and telephone lines to accommodate growth in the Company's wireless and wireline operations and additional headcount and related costs incurred in anticipation of growth for both wireline and wireless services. The percentage increase occurred primarily because the rollout of the Company's wireless and enhanced services has been slower than anticipated, although the Company has built the infrastructure to service the anticipated demand. In addition, in the second quarter of 1998, the Company recorded monthly minimum fees from a wireless customer which expired at the end of 1998.

     Cost of Licenses and Implementation Services. Cost of licenses and implementation services consists primarily of labor, license fees for third party software and related expenses. Cost of licenses and implementation services decreased 91%, from $542,000 in the second quarter of 1998 to $47,000 in the second quarter of 1999, representing 6% and 1% of total revenue for such periods, respectively. Additionally, cost of licenses and implementation services revenue represented 38% and 39% of licenses and implementation services revenue in the second quarter of 1998 and 1999, respectively. The dollar decrease occurred because the Company had no licenses and implementation services contracts in process during the second quarter of 1999 other than warranty contracts.

     Sales and Marketing. Sales and marketing expenses consist primarily of expenses related to salaries and commissions, travel, trade shows and sales collateral. Sales and marketing expenses increased 19%, from $1.2 million in the second quarter of 1998 to $1.4 million in the second quarter of 1999, representing 13% and 17% of total revenue in such quarters, respectively. The dollar increase was due to the addition of marketing personnel, the creation of a government affairs department to interpret and influence legislation primarily related to the Company's wireless operations and related legal expenses, addition of sales staff for enhanced services and an increase in tradeshow expenses.

     General and Administrative. General and administrative expenses consist primarily of expenses related to the Company's information systems, finance, human resources, legal, executive and financial planning departments. General and administrative expenses remained constant at $1.2 million in the second quarter of both 1998 and 1999, representing 13% and 14% of total revenue in such quarters, respectively. The Company experienced increases due to (i) the addition of information technology staff and related expenses, (ii) increased legal and accounting costs related to quarterly and annual reporting requirements as the Company became a publicly traded company in June 1998, (iii) increased legal staffing and other fees related to regulatory and legislative issues concerning the implementation of the Company's services in the State of Texas and (iv) the creation of an investor relations department. These increases were offset by a decrease in expenses related to the resignation of the Company's chief operating officer and chief financial officer.

     Other income (expense), net. Net other income (expense) consists primarily of interest expense from the Company's borrowings and leases for capital equipment, offset by interest income earned on the Company's cash balances. Net other expense was $282,000 in the second quarter of 1998 compared to net other income of $116,000 in the second quarter of 1999, representing (3)% and 1% of total revenue for such periods, respectively. The dollar increase in net other income was primarily due to a decrease in interest expense related to the repayment of certain bank debt and capital leases that were outstanding in the second quarter of 1998 and interest earned from the investment of funds received from the Company's initial public offering in June and July of 1998.

     Provision (Benefit) for Income Taxes. The Company's income tax provision was $65,000 in the second quarter of 1998 compared to a net income tax benefit of $188,000 in the second quarter of 1999. The Company recorded an income tax benefit in the second quarter of 1999 as it believes that it is more likely than not that the net operating loss carryforward generated will be utilized against future earnings.

     Extraordinary Item. The Company recorded a charge of $1.4 million in the second quarter of 1998 related to the write-off of the remaining debt discount and other costs associated with the early extinguishment of the Company's bank debt.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Revenue

     Total Revenue. Total revenue decreased 8%, from $17.3 million in the six months ended June 30, 1998 to $15.8 million in the six months ended June 30, 1999.

     Data Management Services Revenue. Data management services revenue remained constant at $15.5 million in the six months ended June 30, 1998 and in the six months ended June 30, 1999, representing 90% and 98% of total revenue for such periods, respectively. Data management services revenue increased due to increased monthly fees caused by an increase in the number of records under management for ILEC and CLEC customers. These increases were offset by monthly minimum fees from a wireless carrier in the first six months of 1998 that expired at the end of 1998 and a decrease in non-recurring fees related to wireless and enhanced services.

     Licenses and Implementation Services. Revenue from licenses and implementation services decreased 86%, from $1.8 million in the six months ended June 30, 1998 to $257,000 in the six months ended June 30, 1999, as the Company had no licenses and implementation services contracts in process during the six months ended June 30, 1999 other than warranty contracts.

Costs and Expenses

     Cost of Data Management Services. Cost of data management services increased 18%, from $10 million in the six months ended June 30, 1998 to $11.8 million in the six months ended June 30, 1999, representing 58% and 75% of total revenue for such periods, respectively, and 65% and 76% of data management services revenue in the six months ended June 30, 1998 and 1999, respectively. The dollar increase was due to increased depreciation expense and telephone lines to accommodate growth in the Company's wireless and wireline operations and additional headcount and related costs incurred in anticipation of growth for both wireline and wireless services. The percentage increase occurred primarily because the rollout of the Company's wireless and enhanced services has been slower than anticipated, although the Company has built the infrastructure to service the anticipated demand. In addition, in the first six months of 1998, the Company received monthly minimum fees from a wireless customer which expired at the end of 1998.

     Cost of Licenses and Implementation Services. Cost of licenses and implementation services decreased 85%, from $674,000 in six months ended June 30, 1998 to $100,000 in the six months ended June 30, 1999, representing 4% and 1% of total revenue for such periods, respectively. Additionally, cost of licenses and implementation services represented 38% and 39% of licenses and implementation services revenue in the six months ended June 30, 1998 and 1999, respectively. The dollar decrease occurred because the Company had no licenses and implementation services contracts in process during the six months ended June 30, 1999 other than warranty contracts.

     Sales and Marketing. Sales and marketing expenses increased 33%, from $2.0 million in six months ended June 30, 1998 to $2.7 million in the six months ended June 30, 1999, representing 12% and 17% of total revenue in such periods, respectively. The dollar increase was due to the addition of marketing personnel, the creation of a government affairs department to interpret and influence legislation primarily related to the Company's wireless operations and related legal expenses, addition of sales staff for enhanced services and an increase in tradeshow expenses.

     General and Administrative. General and administrative expenses increased 10% from $2.3 million in the six months ended June 30, 1998 to $2.6 million in the six months ended June 30, 1999, representing 14% and 16% of total revenue for such periods, respectively. The Company experienced increases due to (i) the addition of information technology personnel and related expenses, (ii) increased legal and accounting costs related to quarterly and annual reporting requirements as the Company became a publicly traded company in June 1998, (iii) increased legal staffing and other fees related to regulatory and legislative issues concerning the implementation of the Company's services in the State of Texas and (iv) the creation of an investor relations department. These increases were partially offset by a decrease in expenses related to the resignation of the Company's chief operating officer and chief financial officer.

     Other income (expense), net. Net other expense was $582,000 in the six months ended June 30, 1998 compared to net other income of $274,000 in the six months ended June 30, 1999, representing (3)% and 2% of total revenue for such periods, respectively. The dollar increase in net other income was primarily due to a decrease in interest expense related to the repayment of certain bank debt and capital leases that were outstanding in the second quarter of 1998 and interest earned from the investment of funds received from the Company's initial public offering in June and July of 1998.

     Provision (Benefit) for Income Taxes. The Company's income tax provision was $112,000 in the six months ended June 30, 1998 compared to a net income tax benefit of $430,000 in the six months ended June 30, 1999. The Company recorded an income tax benefit in the six months ended June 30, 1999 as it believes that it is more likely than not that the net operating loss carryforward generated will be utilized against future earnings.

     Extraordinary Item. The Company recorded a charge of $1.4 million in the second quarter of 1998 related to the write-off of the remaining debt discount and other costs associated with the early extinguishment of the Company's bank debt.

Liquidity and Capital Resources

     Since its inception the Company has funded its operations with cash provided by operations, supplemented by equity and debt financing and leases on capital equipment. As of June 30, 1999, the Company had $19.1 million in cash and cash equivalents and investments in marketable securities.

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

     The Company repaid $956,000 and $1.3 million of other bank debt and capital lease obligations during the six months ended June 30, 1999 and 1998, respectively. Additionally, the Company used $1.5 million and $1.1 million during the six months ended June 30,1999 and 1998, respectively, for the purchase of capital assets and software development. The Company anticipates that its level of spending for capital expenditures will continue during 1999, although it currently has no material commitments for capital expenditures.

     The Company has a line of credit with a bank equal to $2.0 million, which is available to meet operating needs. The interest rate on amounts borrowed under the line of credit is equal to the bank's prime rate or the one, two or three month Libor rate plus 2.25% per annum. The line of credit matures April 15, 2000 and is collateralized by certain assets of the Company. As of June 30, 1999, no borrowings were outstanding on the line of credit.

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

     The Company uses off-the-shelf and custom software developed internally and by third parties for its production systems. The Company has completed its assessment of and is implementing a plan for the programming and testing of its internally developed software to make it Year 2000 compliant. In addition, the Company has identified which of its third party production systems it believes have date-sensitive applications to determine where Year 2000 issues may exist. The Company has contacted the third-party suppliers and has received responses from most of those suppliers, including the suppliers that the Company considers critical. The Company has received patches for the systems that are not Year 2000 compliant and has installed approximately half of them. The Company intends to complete the installation of such patches by the end of the third quarter of 1999.

     The Company estimates that its total costs to convert its production systems to be Year 2000 compliant, including primarily internal labor, third party hardware and internal and third party software costs, will be approximately $400,000, of which approximately 95% has been incurred. The Company expects to complete the conversion of its production systems in the third quarter of 1999. However, there can be no assurance that unidentified Year 2000 problems will not cause the Company to incur material expenses in responding to such problems or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to the extent that such software and systems do not become Year 2000 compliant, there can be no assurance that potential systems interruptions, the Company's potential inability to meet its contractual obligations or the cost necessary to update such software will not have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's current contracts with its customers require that the Company warrant Year 2000 capability by a certain date. Any failure to achieve Year 2000 compliance by such date could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has completed its assessment of its information technology ("IT") and non-IT systems. Non-IT systems include fax machines, photocopiers, telephone switches, security systems and other common office devices. The Company's assessment included contacting third party suppliers regarding Year 2000 compliance. Patches are installed or are scheduled to be installed by the end of the third quarter of 1999. Failure of one or more of these internal systems to become Year 2000 compliant could impair the Company's ability to communicate with its customers and perform critical business operations and could cause the Company to process information manually or limit access to data.

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

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 133

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, management believes that Statement No. 133 will not significantly affect its financial condition and results of operations.

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

     Although the Company experienced a profit in 1998, the Company generated a net loss of $700,000 in the six months ended June 30, 1999 and has experienced significant fluctuations in its quarterly results. The Company's operating results may continue to fluctuate as a result of many factors, including the length of the sales cycles for new or existing customers, the size, timing or duration of significant customer contracts, fluctuations in number of subscriber records under management, timing or duration of service offerings, rate of adoption of wireless services by Public Safety Answering Points, efforts expended to accelerate the introduction of certain new products, ability of the Company to hire, train and retain qualified personnel, increased competition, changes in operating expenses, changes in Company strategy, the financial performance of the Company's customers, changes in telecommunications legislation and regulations that may affect the competitive environment for the Company's services, and general economic factors. The Company's contracts for data management services generally include a non-recurring initial fee, and therefore, the Company may recognize significantly increased revenue for a short period of time upon commencing services for a new customer.

     The Company's expense levels are based in significant part on its expectations regarding future revenue. The Company's revenue is difficult to forecast because the market for the Company's services is evolving rapidly and the length of the Company's sales cycle, the size and timing of significant customer contracts and license fees and the timing of recognition of non-recurring initial fees vary substantially among customers. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall could therefore have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company hired a significant number of employees in 1998 and expects to continue hiring additional employees during 1999. The Company expects that this increase will affect the Company's operating margins for the short term. There can be no assurance that the Company can continue to report operating profits, and failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Reliance on Significant Customers

     The Company historically has depended on, and expects to continue to depend on, large contracts from a limited number of significant customers. During the six months ended June 30, 1999, the Company recognized approximately 82% of total revenue from Ameritech, BellSouth Inc. and U.S. WEST, each of which accounted for greater than 10% of the Company's total revenue in such period. During the six months ended June 30, 1998, the Company recognized approximately 86% of total revenue from Ameritech, AT&T, BellSouth Inc. and U.S. WEST, each of which accounted for greater than 10% of the Company's total revenue in such period. The Company believes that these customers will continue to represent a substantial portion of the Company's total revenue in the future. Certain of the Company's contracts with these customers allow them to cancel their contracts with the Company in the event of changes in regulatory, legal, labor or business conditions. The Company's contracts with these customers expire between 2002 and 2005. The loss of any of these customers would have a material adverse effect on the Company's business, financial condition and results of operations. Two of the Company's significant customers, Ameritech and US West, have entered into merger agreements with companies that are not customers of the Company. The Company cannot predict what effect, if any, these acquisitions will have on the Company and there can be no assurance that these acquisitions or any future consolidation in the telecommunications industry will not have a material adverse effect on the Company's business, financial condition and results of operation. None of the Company's major customers has any obligation to purchase additional products or additional services beyond those currently contemplated by their existing contracts. Consequently, the failure by the Company to develop relationships with significant new customers could have a material adverse effect on the rate of growth in the Company's revenue, if any. If the Company fails to monitor and maintain adequately the quality and expand the breadth of its services and products, advance its technology or continue to price its services and products competitively, one or more of its major customers may select alternative providers or seek to develop services and products internally.

Dependence on Key Personnel; Recent Management Turnover

     The Company's future success depends in large part on the continued service of its key management, sales, product development and operational personnel, including George Heinrichs, President, and on the Company's ability to continue to attract, motivate and retain highly qualified employees, including technical, managerial and sales and marketing personnel. However, competition in the recruitment of highly qualified personnel in the software and telecommunications services industry is intense and has become particularly significant in the Denver metropolitan area. The inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon the Company's current business, development efforts and future business prospects. If such personnel do not remain active in the Company's business, the Company's operations could be materially adversely affected. The Company's Chief Operating Officer, John Sims, resigned from the Company effective February 26, 1999 and the Company's Chief Financial Officer, Nancy Hamilton, resigned from the Company effective May 20, 1999. There can be no assurance that the Company will be able to replace Mr. Sims or Ms. Hamilton within a reasonable timeframe or that the Company will not experience significant interruption in its business as a result of their departures. Ms. Hamilton has an agreement with the Company providing for payments subsequent to the termination of her employment. The Company currently maintains a key person life insurance policy with respect to Mr. Heinrichs. The Company is the named beneficiary of this policy, which is for $3,000,000.

Rate of Adoption by Public Safety Answering Points

     The Company expects the percentage of the Company's revenue derived from the management of 9-1-1 data records for wireless carriers to increase. Recognizing the public safety need for improved wireless 9-1-1 service, the Federal Communications Commission (the "FCC") issued Report & Order 94-102 (the "Order") on June 12, 1996, a directive that mandated the adoption of 9-1-1 technology by wireless carriers in two phases. Phase I requires wireless carriers to provide to requesting PSAPs at the time of a 9-1-1 call, the caller's telephone number and location of the receiving cell site. However, under the FCC rules, wireless carriers are not required to provide Phase I and Phase II service without adequate cost recovery. Wireless carriers are required to comply with Phase I within six months after the PSAP request. Both the Senate (S.800) and the House of Representatives (H.R. 438) have passed legislation which is intended to accelerate wireless 9-1-1 deployment. This legislation is still being considered by Congress and has not been signed into law. Moreover, even if it does become law, there is no assurance that it will have the desired effect of accelerating wireless 9-1-1 deployment. The Federal Communications Commission ("FCC") in order to accelerate implementation of Phase I, is also holding forums, meetings and is requesting reports and comments from public safety, carriers, and vendors on the issues surrounding wireless 9-1-1 implementation. However, due to cost recovery, liability and operational issues, there are very few live Phase I markets. Phase II requires wireless carriers to locate a 9-1-1 caller to within 125 meters, subject to FCC guidelines. Wireless carriers must comply with Phase II mandates for requesting PSAPs by October 1, 2001. However, the FCC is currently accepting Phase II waiver requests from wireless carriers, which may result in compliance date extensions. The Company believes that the technological challenges confronting wireless carriers attempting to comply with the Order will encourage them to outsource their 9-1-1 services. If many wireless carriers decide not to outsource such services, the Company's business, financial condition and results of operations could be materially and adversely affected. The number of PSAPs demanding services complying with the Order from wireless carriers has been less than anticipated by the Company. If the rate of adoption by PSAPs continues to be slow because of cost recovery, liability or operational issues, extensions granted by the FCC or other reasons, the Company will experience a delay in receiving revenue under its current wireless contracts that, because the Company has already incurred costs in expectation of such revenue, could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on New Products and Services; Rapid Technological Change

     The market for the Company's services is characterized by rapid technological change, frequent new product or service introductions, evolving industry standards and changing customer needs. The Company is prepared to rollout its Emergency Warning and Evacuation System, which will allow PSAPs to call all numbers in a given area and warn of imminent danger. The Company intends to begin offering its Subscriber ALI product, which will allow subscribers to enter personal information into their 9-1-1 records in 2000. The introduction of products and services embodying new technologies and the emergence of new industry and technology standards can render existing products and services obsolete and unmarketable in short periods of time. The Company expects other vendors regularly to introduce new products and services, as well as enhancements to their existing products and services, that will compete with the services and products offered by the Company. As a result, the life cycles of the Company's services and products are difficult to estimate. The Company believes that its future success will depend in large part on its ability to maintain and enhance its current service and product offerings, to develop and introduce regularly new services and products that will keep pace with technological advances and satisfy evolving customer requirements, and to achieve acceptable levels of sales of its new services and products through its current customers that resell the Company's solutions to their subscribers. However, there can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of such new services and products or that its new services and products will adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new service and product offerings by the Company or its competitors may cause customers to defer the purchase of existing Company services and products. The Company's inability to develop on a timely basis new services or products, or the failure of such new services or products to achieve market acceptance, could have a material adverse effect on the Company's business, financial condition and results of operations. The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new services and products. Furthermore, services and products such as those offered by the Company may contain undetected or unresolved errors when they are first introduced or as new versions are released. There can be no assurance that, despite extensive testing by the Company, errors will not be found in new services and products after commencement of commercial availability, resulting in delay in or loss of market acceptance and sales, diversion of development resources, injury to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Significant delays in meeting deadlines for announced service or product introductions or performance problems with such products or upgrades could result in an undermining of customer confidence in the Company's services and products, which would materially adversely affect its customer relationships as well.

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

Fixed Price Contracts and Other Project Risks

     During the six months ended June 30, 1999 and the year ended December 31, 1998, approximately 87% and 80%, respectively, of the Company's revenue was generated on a fixed price per subscriber basis. The Company generally enters into contracts with a ten-year term for wireline data management services and with a two- to five-year term for wireless base services and clearinghouse services. In addition, the Company has a contract with a state agency. The Company generally receives a fixed monthly fee based upon the number of subscribers and upon the services selected by the customer. Therefore, the Company's failure to estimate accurately the resources required for a fixed price per subscriber contract could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

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

     The Company signed a contract to provide 9-1-1 data management services to the General Services Commission ("GSC") which contract was assigned by GSC to the Advisory Commission for State Emergency Communications ("ACSEC") for the State of Texas. As this is the first time that a state entity has endeavored to centralize 9-1-1 OSS and data management services with a neutral third party, federal and state regulations governing 9-1-1 service provisioning, which have typically applied to certified telecommunications providers, are being challenged and clarified for the first time. The Company completed the field trial required under the contract in July 1999 and is in the process of submitting its report on the field trial to the ACSEC for approval. Prior to commencement of the field trial, SBC Communications, Inc. ("SBC"), which has historically been responsible for the provisioning of 9-1-1 OSS, data transport and data management services in the State of Texas, challenged whether the Company has a right to access SBC's source systems and 9-1-1 database and whether they are obligated by law to unbundle components of their network functionality. However, an interim agreement among the involved parties was reached that allowed the Company to perform the field trial to test the interfacing technology in the Houston area. As part of the interim agreement, the legal challenges and all related proceedings have been placed in abeyance pending the outcome of the field trial. In addition, SBC filed a tariff regarding its portion of the unbundled services. The outcome of the tariff filing is uncertain. The Company believes that these legal and technological issues and their associated cost implications are likely to be readdressed by the Public Utilities Commission of the State of Texas ("PUC"), which is expected to decide on these matters by the end of 1999 if not resolved earlier by the parties through other means. The Company believes that the services that it will provide under its contract with the General Services Commission are permitted within the scope of the existing regulations and that the outcome of the matter before the PUC will be favorable to the Company and the ACSEC. However, there can be no assurance that the PUC will decide in favor of the Company and the ACSEC or that SBC will not resume its desire to pursue this legal challenge on a longer term basis, thus causing further delay of the commencement of the services by exercising its right to appeal a PUC decision that favors the Company or the ACSEC. If the PUC does not decide in the Company's favor or places contingencies on the manner in which the services are provided, the Company may be prohibited from delivering its services to the State of Texas, may expend significant resources to appeal the PUC's decision or may expend additional costs in redesigning the methodology by which the services are provided. In addition, if SBC exercises its right to appeal, the Company may be required to spend significant resources in defending its right to provide its services in the State of Texas.

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

     The Company uses off-the-shelf and custom software developed internally and by third parties for its production systems. The Company has completed its assessment of and begun implementing a plan for the programming and testing of its internally developed software to make it Year 2000 compliant. In addition, the Company has identified which of its third party production systems it believes have date-sensitive applications to determine where Year 2000 issues may exist. The Company has contacted the third-party suppliers and has received responses from most of those suppliers, including the suppliers that the Company considers critical. The Company has received patches for the systems that are not Year 2000 compliant and has installed approximately half of them. The Company intends to complete the installation of such patches by the end of the third quarter of 1999.

     The Company estimates that its total costs to convert its production systems to be Year 2000 compliant, including primarily internal labor, third party hardware and internal and third party software costs, will be approximately $400,000, of which approximately 95% has been incurred. The Company expects to complete the conversion of its production systems in the third quarter of 1999. However, there can be no assurance that unidentified Year 2000 problems will not cause the Company to incur material expenses in responding to such problems or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to the extent that such software and systems do not become Year 2000 compliant, there can be no assurance that potential systems interruptions, the Company's potential inability to meet its contractual obligations or the cost necessary to update such software will not have a material adverse effect on the Company's business, financial condition and results of operations. Certain of the Company's current contracts with its customers require that the Company warrant Year 2000 capability by a certain date. Any failure to achieve Year 2000 compliance by such date could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has completed its assessment of its information technology ("IT") and non-IT systems. Non-IT systems include fax machines, photocopiers, telephone switches, security systems and other common office devices. The Company's assessment included contacting third party suppliers regarding Year 2000 compliance. Patches are installed or are scheduled to be installed by the end of the third quarter of 1999. Failure of one or more of these internal systems to become Year 2000 compliant could impair the Company's ability to communicate with its customers and perform critical business operations and could require the Company to process information manually or limit access to data.

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

Control by Existing Stockholders; Effects of Certain Anti-Takeover Provisions

     Members of the Board of Directors and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 37.2% of the outstanding shares of Common Stock of the Company as of August 9, 1999. Accordingly, these stockholders are able to influence election of all members of the Company's Board of Directors and influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership by such persons and entities may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. Certain provisions of the Company's Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, Delaware law and equity incentive plans also may discourage certain transactions involving a change in control of the Company. This level of ownership by such persons and entities, when combined with the ability of the Board of Directors to issue "blank check" preferred stock without further stockholder approval, may have the effect of delaying, deferring or preventing a change in control of the Company.

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

INTEREST RATE RISK

     The company renewed its line of credit in the second quarter of 1999. The related interest rate is variable based on the lender's prime rate or the Libor rate, and, therefore, is affected by changes in market interest rates. At June 30, 1999, no amounts were outstanding under the company's line of credit. In addition, the Company invests excess funds in high-grade bonds and commercial paper on which the Company monitors interest rates frequently and as the investments mature. The Company does not believe that reasonably possible near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows of the Company.

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

        None.

Item 2 - Changes in Securities and Use of Proceeds.

     On June 29, 1998, the Company consummated its initial public offering (the "Offering") of its common stock, par value $.001 per share (the "Common Stock"). The estimated net offering proceeds to the Company after deducting the foregoing discounts, commissions, fees and expenses were $25,988,400, of which $3,510,400 relates to the exercise of the underwriters' over-allotment option on July 22, 1998. Through June 30, 1999, the proceeds of the offering have been applied as follows:

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

                                    SCC Communications Corp.
                                          (Registrant)

August 12, 1999                      \s\  George K. Heinrichs
-----------------------             -----------------------------------
     Date                           George K. Heinrichs, President
                                    and Chief Executive Officer

August 12, 1999                       \s\  Carol Nelson
-----------------------             -----------------------------------
     Date                           Carol Nelson, Chief
                                    Financial Officer