Form 10-K405
period 1999-12-31
SCC COMMUNICATIONS CORP
filed 2000-03-28
CIK 924505

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO

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

Securities registered pursuant to
Section 12 (g) of the Act:              Common stock, par value $.001 per share
                                                     (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on February 29, 2000 as reported on the Nasdaq National Market, was approximately $48,985,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding shares of common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of February 29, 2000, the Registrant had outstanding 11,151,151 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

================================================================================

                           SCC COMMUNICATIONS CORP.
                        1999 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                        PART I

Item 1.   Business....................................................................   3
Item 2.   Properties..................................................................  22
Item 3.   Legal Proceedings...........................................................  22
Item 4.   Submission of Matters to a Vote of Security Holders.........................  22

                                       PART II
Item 5a.  Market for Registrant's Common Equity and Related Stockholder Matters.......  22
Item 5b.  Changes in Securities and Use of Proceeds...................................  23
Item 6.   Selected Financial Data.....................................................  24
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..........................................................  25
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk..................  31
Item 8.   Financial Statements and Supplementary Data.................................  32
Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial
                  Disclosure..........................................................  48

                                       PART III
Item 10.  Directors and Executive Officers of Registrant..............................  48
Item 11.  Executive Compensation......................................................  48
Item 12.  Security Ownership of Certain Beneficial Owners and Management..............  48
Item 13.  Certain Relationships and Related Transactions..............................  49

                                       PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............  49
Signatures............................................................................  51

ITEM 1.   BUSINESS

Overview

     SCC Communications Corp. is the leading provider of 9-1-1 operations support systems, or OSS, services to telecommunications carriers. Our customers include incumbent local exchange carriers, or ILECs, competitive local exchange carriers, or CLECs, wireless carriers, and state and local governments in North America. We have redefined the market for 9-1-1 OSS by creating the first and largest 9-1-1 service bureau, with over 85 million subscriber data records under management throughout North America.

     We manage the data that enable a 9-1-1 call to be routed to the appropriate public safety answering point, or PSAP, with accurate and timely information about the caller's identification, call-back number and location. Each day, we receive subscriber and coverage updates from our telecommunications carrier customers, as well as public safety jurisdiction boundary changes from PSAPs. Records identified as potentially having problems are separated automatically and reviewed and analyzed by our data integrity team. The clean data are then inserted into the 9-1-1 system, so that the call may be routed to the appropriate PSAP with the correct location and call-back number. This complex and detailed process allows our customers to comply with regulatory mandates and to provide additional value-added services.

     Our solution is comprehensive and cost-effective, as well as highly reliable and secure. Our customers may outsource virtually all of their 9-1-1 data management operations, including system activation, routine data administration, event transaction processing and performance management. Our customers include Ameritech, AT&T Wireless Services, BellSouth, MCI Worldcom, Sprint PCS, the General Services Commission of the State of Texas and U S WEST. In addition, we license our 9-1-1 OSS software to carriers that wish to manage their 9-1-1 data systems in-house.

     We were incorporated in July 1979 in the State of Colorado under the name Systems Concepts of Colorado, Inc. and were reincorporated in September 1993 in the State of Delaware under the name SCC Communications Corp.

Industry Background

     Historically, telecommunications carriers in the United States operated in a highly regulated environment, with both local and long-distance service providers operating as monopolies. The desire for long-distance competition in the 1970s led the government to force the breakup of AT&T in 1984. AT&T split into a competitive long-distance company and seven independent Regional Bell Operating Companies, or RBOCs, which offered local service and local access to long-distance service. In the early 1990's, these RBOCs and other ILECs realized that regulatory changes would increase competition in their local exchange markets. To remain competitive, these RBOCs and ILECs began to make their operations more efficient and to develop new products that would make their service offerings more attractive to their customers and generate new revenue. The Telecommunications Act, adopted in 1996, significantly increased competition and encouraged CLECs, long-distance carriers, wireless carriers and other communications providers to enter local exchange markets. The Telecommunications Act also required each ILEC to modify its systems to allow for fair and equal access by competitive carriers. Competition caused telecommunications carriers to differentiate their service offerings, improve service quality, decrease time to market, introduce new services and increase cost efficiencies. In addition to updating their systems to remain competitive, some carriers began to outsource selected functions, such as 9-1-1 OSS services.

     Previously, carriers used closed and proprietary systems to operate their networks. These systems were often mainframe-based and were not compatible with new software and technologies, such as new advanced switching capabilities and other technologies that would allow the carrier to offer value-added services. Today, carriers need more advanced systems to improve the reliability of their networks, offer more advanced services and comply with regulatory requirements of the Telecommunications Act. New technologies emerged that improve the carriers' ability to provide telecommunications services, manage operations, take and bill customer orders and plan and engineer their systems. 9-1-1 is another essential OSS service that requires close coordination of data and network elements, because changes in customer service information usually require changes in the data needed for 9-1-1 service.

     9-1-1 service includes routing emergency calls to the appropriate PSAP responsible for dispatching police, fire and other emergency services. Most jurisdictions in the United States now provide enhanced 9-1-1 service, or

E9-1-1, which provides the caller's telephone number and location to the call taker at the PSAP. When a caller dials 9-1-1, the call is routed through the network and queries the 9-1-1 data servers. The 9-1-1 data servers attach the caller's location and telephone number to the call and identify the PSAP to which the call should be routed. The information in the data servers must be current and accurate for 9-1-1 calls to receive prompt response. Each time a telephone subscriber modifies its data, such as an added telephone line or change of address, the data must be changed in the 9-1-1 database. Changes in PSAP boundaries, such as the addition of a street or a change in the name of a street, also must be changed in the 9-1-1 database. If these changes to the 9-1-1 database are not made accurately and in a timely manner, the response to a 9-1-1 call could be affected. The complicated and critical process of 9-1-1 service delivery requires coordination of data from multiple sources, review and processing of the data, resolution of data errors and conflicts, and insertion of the data into network and mission-critical data servers.

     Today, local exchange carriers must provide 9-1-1 service. According to the National Emergency Number Association, nearly 93% of the current wireline telephone subscribers in the United States are covered by some type of 9-1-1 service and approximately 95% of that coverage is E9-1-1 service.

     The growth of the wireless telecommunications industry introduces significant new challenges to 9-1-1 service delivery. Since a wireless caller's location is constantly changing, the location of the caller is not easily identified. The Cellular Telephone Information Association estimates that approximately 98,000 9-1-1 calls are made each day from wireless phones. We estimate that approximately 25% of wireless callers cannot identify the location from where they are calling. Most wireless networks must be modified to route calls accurately to the appropriate PSAP and to provide location information.

     Recognizing the public safety need for improved wireless E9-1-1 services, the Federal Communications Commission, or FCC, issued Report and Order 94-102 on June 12, 1996. Report and Order 94-102 includes two phases for adoption of E9-1-1 technology by wireless carriers. Phase I requires wireless carriers to provide the PSAP receiving the call with the 9-1-1 caller's telephone number and the location of the cell sector from where the call was made. Phase I allows the call to be routed to the PSAP that is near the caller and would be assigned to handle that area. Since April 1998, wireless carriers have been required to comply with the Phase I mandate within six months after a PSAP request. Except in states which have passed specific cost recovery legislation, carrier cost recovery is no longer a prerequisite to their obligation to provide Phase I services. Implementation of Phase I services has been slowed by a number of issues, including carrier cost recovery, liability protection and technology issues.

     Phase II will require wireless carriers to locate wireless 9-1-1 callers within location parameters specified in the FCC guidelines. Under the FCC rules, wireless carriers must declare by October 2000 whether they will use technology in the wireless telephone handset or a network-based solution to locate wireless 9-1-1 callers. The FCC rules include a timeline for implementation that requires Phase II service to be substantially available to requesting PSAPs by October 1, 2001. In addition to the requirements of Report and Order 94-102, wireless carriers are motivated to implement wireless 9-1-1 services because of their desire to improve emergency services and the increasing pressure from public safety agencies. The technology required for Phase II service can also be used by wireless carriers to provide other value-added location services to their customers, including location-based traffic reporting, emergency roadside assistance or other services that require the location of the caller.

     New technologies have expanded the demand for public safety services. Phase II of Report and Order 94-102 requires that 9-1-1 service be provided to wireless phone users. The expansion of the internet into homes and wireless internet devices introduces new vehicles to reach the public and the potential for increased public safety. Telematics devices, which are communication devices in automobiles that can be used for location-based services such as traffic reporting and emergency roadside assistance, are also entering the market at a rapid pace. The Strategis Group estimates that emergency roadside assistance will be a $2.9 billion market by 2004. In addition, telephony products and services based on the internet protocol are becoming common elements of telecommunications infrastructure. Each of these technologies introduces public safety challenges that are not addressed in a significant manner today.

     Today carriers and other service providers, including state and local government entities, may deliver 9-1-1 data management solutions using their own proprietary solutions, by licensing the software and managing the delivery of public safety products and services themselves, or by outsourcing their 9-1-1 OSS needs.

Our Solution

     We redefined the U.S. market for 9-1-1 OSS by creating the first and largest 9-1-1 service bureau, with over 85 million subscriber data records under management throughout North America. We offer a cost-effective outsourcing solution that covers virtually all aspects of 9-1-1 data management. Our 9-1-1 data management services include system activation, routine data administration, event transaction processing and performance management. Our services are also extremely secure and reliable and can interface with each carrier's proprietary or open systems. In addition, we license our 9-1-1 OSS software to carriers that wish to control the delivery of 9-1-1 services in-house. We believe that our solution offers the following principal features and benefits:

          Focus on Data Integrity. The accuracy of subscriber records that identify and provide caller location information is an essential element of 9-1-1 service. Our systems conduct more than 60 logical tests to prepare data for use in 9-1-1 operations. Our data integrity team researches and resolves transactions identified by the system as requiring further analysis. Our data integrity team also creates and maintains boundary information. Live 9-1-1 calls access our database to route the call to the proper PSAP and to provide timely and accurate subscriber location information to the 9-1-1 call taker.

          Survivability and Reliability. We process a large volume of mission-critical transactions using highly reliable and scalable operating platforms. We have more than 20 servers that are built with multiple layers of redundancy and are located in diverse locations to ensure continued service. The 9-1-1 network that connects our systems to our customers is monitored continuously. Since we launched our 9-1-1 data management services in 1994, our systems for 9-1-1 service delivery have provided uninterrupted service to our customers. We also have a comprehensive disaster recovery program for our central data administration operations.

          Leading-Edge Technology. We believe we are the technological leader in the 9-1-1 data management services industry based on our advances in the areas of systems architecture, spatial data management and advanced network integration. Our products and services are updated regularly to comply with regulatory and industry requirements, as well as to implement innovative solutions. Our innovations include advanced intelligent call routing support, local number portability data transaction support, technologies that improve 9-1-1 availability, a transaction-based map maintenance system, a spatial coordinate-based E9-1-1 management system and large-scale internet applications for E9-1-1. We were the first to demonstrate data management support for wireless systems that complied with both Phase I and Phase II of Report and Order 94-102. We also have developed systems for the use of spatial coordinate data for use in managing and routing non-address specific 9-1-1 calls.

          Flexible Business Model. PSAPs generally pay carriers a fixed rate based on the number of subscribers located in a particular PSAP's jurisdiction. Our outsourcing solution allows customers to avoid costly capital expenditures and fix their expenses for 9-1-1 services on a per subscriber basis. Additionally, we will customize their service packages both to meet the needs of their subscribers and to comply with regulatory mandates. Alternatively, carriers may elect to license 9-1-1 OSS software directly from us and manage the 9-1-1 data themselves.

          Neutral Solution Providing Equal Access. Since we are not a telecommunications carrier, we are able to act as a neutral third party to carriers who must access their competitors' systems to provide 9-1-1 service. Where state or local governments choose to control 9-1-1 data management, we can provide equal access to all carriers in the region. As local exchange competition increases, a neutral solution that provides equal access becomes increasingly important.

Our Strategy

     Our objective is to be the leading national provider of 9-1-1 OSS and other complementary and synergistic services. We focus on developing innovative and automated solutions to provide customers with a comprehensive system for managing large amounts of dynamic subscriber information. Key elements of our strategy are to:

          Maintain and Extend Our Leadership Position in the Wireline 9-1-1 Data Management Market. We currently manage more than 85 million wireline subscriber data records out of an estimated 167 million total wireline telephone subscriber records in the United States. We intend to maintain and extend our market leadership in the wireline 9-1-1 OSS systems market by adding new service and license customers, increasing the number of subscriber data records under management, enhancing our existing 9-1-1 services and supporting the evolving telecommunications infrastructure.

          Capitalize on Emerging Wireless Carrier Opportunities. We have contracts to provide Phase I wireless 9-1-1 services to 11 wireless carriers which have approximately 27 million subscribers. As of December 31, 1999, we have 726,000 live subscribers on our wireless 9-1-1 services. We believe there is a significant opportunity to increase our wireless 9-1-1 services by implementing a larger portion of the subscribers we have under contract and signing contracts with more wireless carriers. We also are positioning to provide Phase II wireless services. The significant growth in wireless telephone users, the FCC mandate and the increased demand for enhanced wireless service offerings present opportunities for growth in our wireless 9-1-1 services.

          Maintain and Extend Leadership Position in National Clearinghouse Services. We have 25 contracts to provide 9-1-1 clearinghouse services to CLECs. Under our TelConnect services, we process updates to our CLEC customers' 9-1-1 databases, prepare the data to conform to the ILEC's network requirements and insert the data into the appropriate ILEC's 9-1-1 system. Our TelConnect services allow CLECs to grow their subscriber bases while minimizing their investment in OSS technology infrastructure and personnel. CLECs receive the benefit of our 9-1-1 service delivery expertise and relationships with PSAPs and others necessary to provide 9-1-1 services. We plan to build upon our position as a neutral, carrier-independent service provider by working cooperatively with newly emerging dial tone providers, including CLECs, fixed-position wireless carriers and cable television carriers, to increase our sales of 9-1-1 clearinghouse services. In addition to our base clearinghouse solution, we provide other value-added products and services, such as local number portability solutions. Local number portability refers to the transfer of a telephone number from one carrier to another when a telephone subscriber chooses to change its local exchange carrier. We recently initiated our alliance program to partner with OSS providers that provide complementary products, such as billing and customer care solutions, to CLECs. We and our alliance partners will jointly market our products and services.

          Provide Additional Services. ILECs, CLECs and wireless carriers, as well as state governmental entities, all seek to apply emerging technologies in response to competitive pressures and regulatory mandates. For example, we have developed off-switch routing capabilities for carriers that have deployed the advanced intelligent network and created local number portability transaction sets in response to the local number portability mandates of the Telecommunications Act. By using the experience and economies of scale we have obtained in managing the 9-1-1 OSS infrastructure for multiple carriers, we are well-positioned to continue to develop and offer flexible, scalable solutions that allow carriers to support cost-effectively new technological developments and regulatory mandates.

          Develop Applications for New Commercial Products. By leveraging our core competency of managing dynamic subscriber location information, we believe that we are well-positioned to expand into additional markets outside of traditional 9-1-1 OSS services. The rapid introduction of the Internet and wireless devices into the market presents public safety challenges that are not addressed in a significant manner today. In addition, the use of internet protocol-based telephony is rapidly expanding and increasing the complexity of public safety services. We believe we can leverage our wireline and wireless dynamic call routing, large volume transaction processing and mission critical networks to provide solutions for these emerging technologies. Continuing change in the telecommunications market introduces substantial opportunities for growth for us. In response, we plan to deliver new products and services to the dynamic markets that we serve. During 2000, we will announce specific products and strategic partnerships designed to significantly expand our market opportunities. We estimate that we will make a special investment and incur expenses of approximately $10 million toward research, development and marketing of these new products and services.

          Expand International Operations. We believe that a significant opportunity to generate additional long-term revenue may be created by partnering with established telecommunications carriers and systems integration firms to design, implement, maintain and operate effective, reliable emergency communications systems in countries other than the United States and Canada. We intend to expand internationally to address the needs of this market for telecommunications emergency services.

     There can be no assurances that we will achieve our objective or any of the key elements of our strategy. See "Risk Factors."

Our Services and Products

     Our 9-1-1 OSS solution enables a 9-1-1 call to be routed to the appropriate PSAP along with accurate and timely information about the caller's identification, call-back number and location. We receive daily service order updates, which are changes to subscriber data such as address changes, telephone number changes and other changes to subscriber data that can affect 9-1-1 call processing. We also receive updates to boundary and routing data needed to route 9-1-1 calls to the appropriate PSAP. We screen this data for accuracy and analyze and resolve data discrepancies. Certain discrepancies are referred back to the customer for resolution. Screened data is inserted into the 9-1-1 databases. When a 9-1-1 call occurs, it is routed to the 9-1-1 voice switch, which queries our databases. Our databases route the call to the appropriate PSAP and simultaneously send the caller's location and call back number with the call. The data that are delivered allow PSAPs to dispatch personnel and equipment to the emergency.

     Base Services

     Our base services consist of the following:

          System Preparation and Administration. To begin providing 9-1-1 data management services to our customers, we must collect, organize, review and analyze the data necessary to prepare the systems. Data preparation includes collecting information on PSAP jurisdictional boundaries, performing a full inventory of addresses located in an area and loading the subscriber information into our systems. To improve data quality and, consequently, 9-1-1 service, our systems run the data through over 60 automated integrity checks. We employ over 100 data integrity analysts who resolve any data discrepancies and update the databases based on information received from customers and related sources.

          Routine Data Administration. We receive and automatically process service order updates from telecommunications carriers on a regular basis to maintain current data in the 9-1-1 databases. Service order updates include address changes, telephone number changes and other changes that may affect 9-1-1 call processing. We usually receive between 150,000 and 210,000 service orders per day. We also frequently receive boundary updates from PSAPs reflecting changes in jurisdiction boundaries for PSAP responses. Boundary updates may include the addition of streets, changes in street names, or other changes that may affect the proper routing of a 9-1-1 call. When we receive a service order update or jurisdiction change, the information received is checked for complete and appropriate data, and then distributed throughout our network of geographically dispersed servers.

          Event Transaction Processing. When a caller dials 9-1-1 in an area served by us, the call is routed through one of our data servers with a request for information. The server rapidly responds and delivers the caller's location and call-back number to the 9-1-1 dispatcher at the PSAP. Our data servers also control the switch to route the call to the appropriate PSAP.

          Performance Management. We monitor and report the performance of our service operations by measuring response time, systems availability, data accuracy and error resolution intervals, among other performance measurements. Using these measurements as a basis, we design and implement programs to improve our services continuously.

          Mapping Services. Traditional mapping services do not provide updates to geographic information often enough to ensure the accuracy of data in an emergency situation. Thus we maintain a team of geographic information system experts, who work with carriers and public safety officials to document, review and analyze call routing boundaries and specific address information. The mapping services department uses advanced tools to improve existing mapping information with new and more detailed geographical information for optimal management of 9-1-1 call records. The mapping services department also assists in system preparation and quality control programs to ensure that geographical information is current.

          TelConnect Services (previously Clearinghouse Services). Our TelConnect services provide a single point of contact to process and format 9-1-1 data for CLECs and independent telephone companies. CLECs and independent telephone companies may be located in multiple communities that have diverse requirements for delivery of 9-1-1 information. We have the processes and systems in place to deliver the data in all communities throughout the United States. CLECs and independent telephone companies electronically transmit subscriber information to SCC. We then reformat the data to comply with the destination community's local standards, test for detectable errors and deliver the data to the 9-1-1 data systems that serve that community. The receiving data systems may be operated by us or by a carrier that does not use our services or products. Our TelConnect services also include measurement of certain performance criteria, which allow us and our customers to continually improve service. To provide added value to customers, we launched LNP 2000, a program designed to assist customers with complications in 9-1-1 processing caused by local number portability. Local number portability resulted from competition in local exchange service and refers to the need to transfer, or port, a telephone number from one telephone carrier to another where the telephone subscriber chooses to change carriers. We also launched our Alliance Program, in which we are partnering with OSS providers that provide complementary service offerings to CLECs and independent telephone companies, such as billing and customer care software.

     Enhanced Services of SCC National Data Services Center

     We offer enhancements to our 9-1-1 OSS services that provide additional features and functions. These services are targeted to specific markets and are sold either directly by us or through our customers.

     9-1-1Net. 9-1-1Net is an online tool that allows instant communication and makes important information available to our customers and PSAPs. Through 9-1-1Net, users can view live address routing rules, send address updates, review inbound call load, error statistics and Automatic Location Information, or ALI, discrepancy reports, and receive new product updates.

     Private Switch ALI. Private telephone switches, or PBXs, create a challenge for E9-1-1 operations. When a call is placed from within a PBX, the location of the PBX itself is generally displayed to a 9-1-1 dispatcher at a PSAP rather than the location of the specific PBX extension. In the case of large facilities such as campuses, hotels and hospitals, emergency response personnel may not have adequate information to determine the location of the caller quickly. Private Switch ALI allows PBX or CENTREX system managers to create and transmit appropriate data records that identify a caller's extension location within a facility for 9-1-1 response.

     9-1-1Connect. We provide wireless carriers with 9-1-1 services similar to those provided to wireline customers and that fully comply with the FCC's Phase I mandate. Once a wireless carrier receives an activation request from a PSAP, our program managers develop a plan with the wireless carrier to activate service. This plan includes development of ILEC network interconnections for both data and voice specific to the local wireless network configuration and interface requirements. The program managers develop graphic coverage area maps that are superimposed on current maps of public safety agency boundaries. Routing recommendations can then be made and coordinated with the appropriate PSAP. The result is that 9-1-1 calls are routed to the appropriate PSAP with the callback number and cell location of the caller. We also are developing a solution to address the FCC's Phase II mandate.

     Emergency Warning and Evacuation System. We are currently selling our Emergency Warning and Evacuation System, or EWE, to initiate outbound calls to selected areas in the event of potential disasters such as floods, hazardous materials incidents, industrial accidents and localized weather events. EWE uses spatially classified location information and up-to-date telephone subscriber data to deliver voice, fax and TDD warnings to geographically targeted populations.

     Subscriber ALI. We are preparing to offer Subscriber ALI, which is designed to allow subscribers to supply personal information in their 9-1-1 records such as medical conditions, allergies, disabilities or languages of choice. When a subscriber calls 9-1-1, data previously provided by the subscriber will be displayed along with traditional 9-1-1 information to the PSAP. This information may help emergency response personnel handle an incident with greater safety and more effectiveness. Subscriber ALI also allows for notification of a designated relative, security team, remote property owner or other contact person of a 9-1-1 call made from the subscriber's telephone. For example, parents away from home would be notified when a child or babysitter calls 9-1-1 from the home telephone.

     License Products

     We offer 9-1-1 software to ILECs that elect to manage their own 9-1-1 data records rather than outsourcing such operations to SCC. We also provide custom software development services to customers with specific or local requirements through our engineering department. The engineering department develops, customizes and enhances the software using a structured approach to perform requirements analysis, software development and quality assurance.

     Commercial Services

     We believe we can leverage our 9-1-1 expertise to provide other public safety-related products and services. The new technologies entering the market, such as wireless location services, the Internet, wireless internet devices, telematics in automobiles and internet protocol-based telephony, present public safety challenges that are not comprehensively addressed today. We believe our expertise in managing large volumes of data, managing geographic call boundaries and operating mission-critical networks puts SCC in a unique position to address this evolving market. We will invest and incur expenses of approximately $10 million in 2000 for research, development and implementation of products and services to address these emerging markets.

     Service and Product Pricing

     Revenue included in data management services generally includes a non-recurring fee for the design and implementation of the 9-1-1 OSS, conversion of the customer's data to our systems, hiring and training of personnel, and other costs required to prepare for the processing of customer data. Non-recurring fees are recognized on the percentage-of-completion method over the period required to perform the tasks necessary to prepare for the processing of customer data. Our contracts also separately allow for a monthly service fee based on the number of subscriber records under management, which is recognized in the period in which the services are rendered. Data management services revenue also may include revenue from enhanced products and services, which may include non-recurring and/or monthly fees which are separately stated in the contract and are recognized in the period in which the services are performed. We typically enter into two- to ten-year agreements. We also license software, and provide hardware and professional services necessary for the management of 9-1-1 services to our customers in exchange for license and implementation services fees and maintenance fees.

     Service Infrastructure and Architecture

     Our operations include central data administration and distributed systems for real-time 9-1-1 transaction support. Based on large scale, fault-tolerant Compaq Tandem computers, our major processing systems are configured to provide high reliability. They are also designed to provide significant capacity for continued growth using the Tandem NSK scalable message-based architecture.

     Our central data administration systems, located in Boulder, Colorado, are a key element of our 9-1-1 OSS, and are used to perform routine data maintenance and to support new customer transition and initial system loads. We also maintain a central monitoring facility in Boulder that operates 24 hours a day, seven days a week.

     Data networks interconnecting our facility and systems in Boulder, SCC operated remote systems and SCC client systems are based on traditional T-1 and frame relay links provided by separate, redundant carriers. To improve reliability and survivability, the primary links are designed to have three or more backup paths to access our distributed networks, including VSAT satellite links. A "hot-site" emergency business recovery facility has been established in New York and can be activated to continue routine operations in the event of a disaster at the Boulder site. Electronic processing necessary to handle actual 9-1-1 calls is geographically distributed and remains a local service for each region, so our central data administration systems are not in the actual 9-1-1 call path.

     Distributed throughout the U.S., our real-time 9-1-1 servers are located in shared, hardened computer facilities. The systems are deployed in pairs or quads. System pairs are intentionally distributed to different geographic locations to provide an additional level of reliability. These systems provide data display for thousands of public safety agencies throughout the service areas of our customers. Direct interface to telephone control switches is also supported on these platforms, providing the information necessary to route calls to the jurisdictionally appropriate PSAP. We also use a number of Microsoft NT servers and various Unix servers for internal administrative processing and extranet support.

Customers

     We provide our services to a range of customers, including ILECs, CLECs, wireless carriers and state and local government agencies. We also license our software, provide 9-1-1 data clearinghouse services directly to CLECs and provide 9-1-1 data management services indirectly to over 750 independent telephone companies. During the year ended December 31, 1999, we recognized approximately 81% of total revenue from continuing operations from Ameritech, BellSouth Inc. and U S WEST, each of which accounted for greater than 10% of our revenue. During the year ended December 31, 1998, we recognized approximately 73% of total revenue from Ameritech, BellSouth Inc. and U S WEST, each of which accounted for greater than 10% of our revenue. During the year ended December 31, 1997, we recognized approximately 81% of total revenue from continuing operations from Ameritech, BellSouth Inc. and U S WEST, each of which accounted for greater than 10% of our revenue. No other customers accounted for more than 10% of our total revenue during those years.

     We typically enter into contracts with carriers and their affiliates to provide services to some or all of the carrier's operating entities. We have two segments, data management services and licenses and implementation services. Set forth below is a list of carriers utilizing our services or products, which we believe are representative of our overall customer base. All of these customers are in the data management services segment except for license customers, which are in the licenses and implementation services segment. See Note 10 of our financial statements for further information regarding our reportable segments.

     ILECs.  Our customers include Ameritech, BellSouth Inc. and U S WEST.

     CLECs. Our customers include ICG Telecom, MCI Worldcom, TriVergent Communications Inc. and Nextlink Communications Inc.

     Wireless Carriers.  Our customers include CommNet Cellular Inc., AT&T
                         Wireless Services, Sprint PCS and US WEST Wireless.

     State Agency.  We have a contract with the General Services Commission of the State of Texas.

     License Customers.  Our license customers include Bell Canada.

     We signed a contract to provide 9-1-1 data management services to the General Services Commission. This contract was assigned by the General Services Commission of the State of Texas to the Texas Commission for State Emergency Communications. This is the first time that a state entity decided to centralize 9-1-1 OSS and data management services with a neutral third party. Federal and state regulations governing 9-1-1 service provisioning have typically applied to local exchange services providers, thus the regulations are being challenged and clarified for the first time. In accordance with Texas law, and on the recommendation of the Texas Public Utilities Commission, we have been granted a Service Provider Certificate of Operating Authority in the State of Texas. We successfully completed the field trial required under the contract in July 1999 and are in the process of marketing our services to the state's public safety agencies and implementing services to those who opt into the contract. Prior to commencement of the field trial, SBC Communications, which historically has been responsible for the provisioning of 9-1-1 OSS, data transport and data management services in the State of Texas, challenged whether we have a right to access SBC Communications' source systems and 9-1-1 database, whether they must allow other parties to interconnect to their selective routing switches and whether they are obligated by law to unbundle components of their network functionality. However, an interim agreement among the involved parties was reached in March 1999 that allowed us to perform the field trial to test the interfacing technology solutions in the Houston area. As part of the interim agreement, the legal challenges and all related proceedings were placed in abeyance to permit the parties to proceed with the field trial. Those matters are still held in abeyance.

     As required by the agreement, SBC Communications filed wireline and wireless tariffs regarding its portion of the unbundled services. SBC Communications failed to unbundle its tariffs in a manner that allowed the cost of its solution to be competitively neutral to the grandfathered SBC Communications' solution, and the tariffs were contested by the Texas Commission for State Emergency Communications, us and various other parties. The outcome of the tariff filing is uncertain although the parties to the tariff matters have executed a second interim agreement for both wireline and wireless services, which sets the rates to be charged to public safety agencies who wish to procure our solution until a final tariff is determined. We believe that these legal and technological issues and their associated cost implications are likely to be readdressed by the Texas Public Utilities Commission, which is expected to decide on these matters in 2000. Until such resolution, the interim tariff agreement will govern those rates and charges. We believe that the services that we will provide under our contract with the General Services Commission are permitted within the scope of the existing regulations and that the outcome of the matter before the Texas Public Utilities Commission will be favorable to us and the Texas Commission for State Emergency

Communications. However, we cannot assure you that the Texas Public Utilities Commission will decide in favor of us and the Texas Commission for State Emergency Communications or that SBC Communications will not pursue this legal challenge on a longer term basis, thus causing further delay in implementing services, by exercising its right to appeal a Texas Public Utilities Commission decision that favors us or the Texas Commission for State Emergency Communications. If the Texas Public Utilities Commission does not decide in our favor or places contingencies on the manner in which the services are provided, we may be prohibited from delivering our services to the State of Texas, may expend significant resources to appeal the Texas Public Utilities Commission's decision or may expend additional costs to redesign the methodology by which the services are provided. In addition, if SBC Communications exercises its right to appeal, we may be required to spend significant resources to defend our right to provide our services in the State of Texas. The tariff proceedings have been held in abeyance pending resolution of Project 19203, a rulemaking initiated by the Texas Public Utilities Commission to establish the roles and responsibilities of 9-1-1 service providers in Texas. We cannot assure you that Project 19203 will be resolved in our favor or that the final rule will not affect the manner in which we delivers our services in Texas.

Sales and Marketing

     Our marketing efforts are focused on targeting key carriers, government bodies, and PSAPs in each geographical market through advertising in telecommunications industry publications, participation in trade shows, presentations at technical conferences and other initiatives. Additionally, SCC employees serve as the chairpersons and members of key standards committees related to emergency communications services. Our sales strategy relies primarily on direct channels of distribution for our services, although we recently initiated an alliance program to jointly market our TelConnect services with OSS companies who sell complementary products. We have dedicated account teams to work with each existing and potential customer. Our account teams develop relationships with 9-1-1 service providers through a consultative, problem-solving sales process and work closely with customers and potential customers to determine how their needs can be fulfilled by our services. As of February 29, 2000, we employed 28 persons in our sales and marketing organization. Sales cycles range from one month to over two years.

Research and Development

     We direct our research and development efforts toward providing highly scalable, fault tolerant applications to the public safety, telecommunications and wireless industries. Development efforts currently in process are focused on integrating internet technology, spatial data mapping systems and enabling the more efficient E9-1-1 OSS processes that improve data quality. We plan to invest and incur expenses of approximately $10 million in research, development and marketing of new products and services to address the rapidly evolving changes in wireless telecommunications. Research and development expenses totaled approximately $1,740,000, $1,376,000 and $738,000 for December 31, 1999, 1998,
and 1997, respectively.

Competition

     The market for 9-1-1 OSS solutions is intensely competitive and we expect competition to increase in the future. We believe that the principal competitive factors affecting the market for 9-1-1 OSS solutions include effectiveness with existing infrastructure, reliability, manageability, technical features, wireless support, performance, ease of use, price, scope of product offerings, and customer service and support. Although we believe that our solution competes favorably with respect to such factors, we cannot assure you that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service support, technical and other competitive resources.

     Our principal competitors fall generally within one of three categories:

     - internal development departments of major carriers or consulting firms that support such departments;

     - relatively smaller companies that offer applications featuring portions of the Company's comprehensive set of E9-1-1 solutions; and

     - larger companies that are either in the process of entering our market or have the potential to develop products and services that compete with our service offerings.

     Potential customers sometimes rely on their own internal development teams to formulate 9-1-1 OSS systems or retain consultants to undertake such a project. We believe that our 9-1-1 OSS solution competes favorably with internally developed systems, which may be expensive to develop and maintain, may not provide a comprehensive, reliable approach to 9-1-1 OSS services, and may not provide the flexibility to adapt readily to regulatory, technological and market changes.

     In addition, a number of companies currently market or have under development software products and services to provide 9-1-1 administration. We compete with a few relatively smaller companies, including XY Point Corporation, for the provision of 9-1-1 OSS services to wireless carriers. We also compete with a few relatively smaller companies for CLEC 9-1-1 services, such as HBF Group, Inc. Although we expect more significant competition to emerge in the future, we believe that, to date, none of these relatively smaller companies offer products or services that are as robust in features or as comprehensive in scope as our products and services. While it is likely that the product development efforts of these companies eventually will enable them to offer a line of products or services to compete with our current service offerings, we intend to continue to dedicate significant resources for product and service development to expand our capabilities and stay ahead of these competitors. Notwithstanding, we expect additional competition from these established competitors and from other emerging companies. Mergers or consolidations among these competitors or acquisitions of these companies by larger competitors would make them more formidable competitors to us. We cannot assure you that our current and potential competitors will not develop products and services that may be more effective than our current or future 9-1-1 data management solutions or that our technologies and offerings will not be rendered obsolete by such developments.

     Finally, there are a number of companies that currently market and sell various products and services to telecommunications carriers, such as billing software and advanced telecommunications equipment, that have been broadly adopted by our customers and potential customers. In addition, vendors of telecommunications software and hardware in the future may enhance their products to include functionality that is currently provided by our solutions. The widespread inclusion of the functionality of our service offerings as standard features of other telecommunications software or hardware could render our services obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of our services. Furthermore, even if the 9-1-1 functionality provided as standard features by telecommunications software or networking hardware is more limited than that of our services, we cannot assure you that a significant number of customers would not elect to accept more limited functionality in lieu of purchasing additional products or services. For example, Lucent Technologies offers carriers software systems with functionality similar to our services. Many of these larger companies have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical and marketing resources than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products and services, than us. We believe that the entry of these larger companies into our market will require them to undertake operations that are currently not within their core areas of expertise, and thus expose them to significant uncertainties in the product development process or in providing a range of products and services to comprehensively address the 9-1-1 requirements which our services address. However, if these companies were to introduce products or services that effectively compete with our service offerings, they could be in a position to substantially lower the price of their 9-1-1 products and services or to bundle such products and services with their other product and service offerings.

     For the foregoing reasons, we cannot assure you that we will be able to compete successfully against our current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially and adversely affect our business, financial condition and results of operations.

Proprietary Rights

     Our success and our ability to compete depends significantly upon our proprietary rights. We rely primarily on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions to establish and protect our proprietary rights. We cannot assure you that such measures will be adequate to protect our proprietary rights. Further, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws are not well developed or are difficult to enforce. Legal protections of our proprietary rights may be ineffective in such countries. Litigation to defend and enforce our intellectual property rights could result in substantial costs and diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations, regardless of the final outcome of such litigation. Despite our efforts to safeguard and maintain our proprietary rights both in the United States and abroad, we cannot assure you that we will be successful in doing so or that the steps taken by us in this regard will be adequate to deter misappropriation or independent third-party development of our technology, or to prevent an unauthorized third party from copying or otherwise obtaining and using our technology. There also can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by us. Any such events could have a material adverse effect on our business, financial condition and results of operations.

     As the number of entrants to our markets increases and the functionality of our products and services increases and overlaps with the products and services of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. In certain of our customer agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In certain instances, the amount of such indemnities may be greater than the revenue we may have received from the customer. We cannot assure you that third parties will not assert infringement or misappropriation claims against us in the future with respect to current or future products or services. Any claims or litigation, with or without merit, could be time consuming, result in costly litigation or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all, and could have a material adverse effect on our business, financial condition and results of operations.

Employees

     As of February 29, 2000, we employed 315 full-time employees in ten states. Of these employees, 33 were involved in research and development, 28 in sales and marketing, 204 in technical support and operations and 50 in administration and finance. No employees are covered by any collective bargaining agreements. We believe that our relationships with our employees are good.

Facilities

     Our principal administrative, sales and marketing, research and development and support facilities consist of approximately 80,000 square feet of office space in Boulder, Colorado. We occupy these premises under a lease expiring December 31, 2002. As of February 29, 2000, the annual base rent for this facility was approximately $878,000; however, the lease agreement provides for periodic defined increases in rent through the lease term. In December 1999, we leased an additional 2,100 square feet of office space in Austin, Texas to supplement and serve as a back up to our Boulder, Colorado facility. We occupy these premises under a lease expiring November 30, 2003. As of February 29, 2000, the annual base rent for this facility was approximately $37,000; however the lease agreement provides for periodic defined increases in rent through the lease term. We expect to lease additional space in 2000 to accommodate growth.

Legal Proceedings

     We are not a party to any litigation that we believe could have a material adverse effect on us or our business. Federal and state regulations governing 9-1-1 service provisioning have typically applied to local exchange services providers. We plan to provide 9-1-1 services directly to state and local governments rather than local exchange carriers in certain areas. Since this is the first time that such services have been provided in this manner, the regulations are being challenged and clarified for the first time. We believe that the services we provide are within the scope of the existing regulations and that any challenges to the regulations will be decided in our favor. However, if the regulations are challenged and are not decided in our favor, we may be prohibited from expanding our services to certain markets.

                                 RISK FACTORS

     In evaluating our business, you should carefully consider the risks and uncertainties discussed in this section, in addition to the other information presented in this Annual Report on Form 10-K. The risks and uncertainties described below may not be the only risks that we face. If any of these risks or uncertainties actually occurs, our business, operating results or financial condition could be materially adversely affected. This could cause the market price of our common stock to decline.

Our operating results fluctuate, and our stock price may be volatile as a result.

     Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. We experienced a profit in 1998, but had a net loss of approximately $1.3 million in 1999. Therefore, you should not rely on period-to-period comparisons of revenue or operating results as an indication of our future performance. If our quarterly revenue or operating results fall below the expectations of the investors or securities analysts, the price of our common stock could fall substantially.

     Our operating results may continue to fluctuate as a result of many factors, including:

     - our planned investments in research, development and marketing to expand our service offerings;

     -    our sales cycle is relatively long;

     - the size, timing and duration of significant customer contracts can vary significantly;

     -    the number of subscriber records under our management may fluctuate;

     -    we cannot predict the rate of adoption of wireless services by PSAPs;

     - our revenue will be affected by the timing of introduction of new products and services by us and our competitors; and

     - changes in telecommunications legislation and regulations may affect the competitive environment for our services.

     Our contracts for data management services generally include a separate non-recurring fee for the design and implementation of the 9-1-1 OSS, conversion of the customer's data to the Company's systems, hiring and training of personnel, and other costs required to prepare for the processing of customer data, and therefore, we may recognize significantly increased revenue for a short period of time upon commencing services for a new customer.

Our sales cycle is relatively long and difficult to predict.

     Our potential customers typically commit significant resources to the technical evaluation of our services and products, and we typically spend substantial time, effort and money providing education regarding our 9-1-1 OSS solution. The evaluation process often results in an extensive and lengthy sales cycle, typically ranging between one month and two years, making it difficult for us to forecast the timing and magnitude of sales contracts. Delays associated with customers' internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common. For example, customers' budgetary constraints and internal acceptance reviews may cause potential customers to delay or forego a purchase. The delay or failure to complete one or more large contracts could have a material adverse effect on our business, financial condition and results of operations and cause our operating results to vary significantly from quarter to quarter.

We depend on large contracts from a limited number of significant customers, and the loss of any of those contracts would adversely affect our operating results.

     We historically have depended on, and expect to continue to depend on, large contracts from a limited number of significant customers. We provide our services to a range of customers, including ILECs, CLECs, wireless carriers and state and local government agencies. We also license our software and provide 9-1-1 data clearinghouse services directly and indirectly to over 750 independent telephone companies. During the year ended December 31, 1999, we recognized approximately 81% of total revenue from continuing operations from Ameritech, BellSouth Inc. and U S WEST, each of which accounted for greater than 10% of our revenue. During the year ended December 31, 1998, we recognized approximately 73% of total revenue from Ameritech, BellSouth Inc. and U S WEST, each of which accounted for greater than 10% of our revenue. During the year ended December 31, 1997, we recognized approximately 81% of total revenue from continuing operations from Ameritech, BellSouth Inc. and U S WEST, each of which accounted for greater than 10% of our revenue. No other customers accounted for more than 10% of our total revenue during those years. We believe that these customers will continue to represent a substantial portion of our total revenue in the future. Certain of our contracts with these customers allow them to cancel their contracts with us in the event of changes in regulatory, legal, labor or business conditions. Our contracts with these customers expire through 2005. The loss of any of these customers would have a material adverse effect on our business, financial condition and results of operations.

     Two of our significant customers, Ameritech and US WEST, have entered into merger agreements with companies that are not our customers. We cannot predict what effect, if any, these acquisitions will have on us and we cannot assure you that these acquisitions or any future consolidation in the telecommunications industry will not have a material adverse effect on our business, financial condition and results of operation.

     None of our major customers has any obligation to purchase additional products or additional services beyond those currently contemplated by their existing contracts. Consequently, our failure to develop relationships with significant new customers could have a material adverse effect on the rate of growth in our revenue, if any. If we fail to monitor and maintain adequately the quality or our product and services, expand the breadth of our services and products, advance our technology or continue to price our services and products competitively, one or more of our major customers may select alternative providers or seek to develop services and products internally.

If we lose the services of George Heinrichs or other key personnel, our business will suffer.

     Our future success depends in large part on the continued service of our key management, sales, product development and operational personnel, including George Heinrichs, our President and Chief Executive Officer. We have not entered into employment agreements with Mr. Heinrichs or any of our other key personnel. Losing the services of one or more of these individuals might hinder our ability to achieve our business objectives.

We must hire and retain qualified personnel in a competitive labor market.

     Our success in large part depends on our ability to continue to attract, motivate and retain highly qualified employees, including technical, managerial and sales and marketing personnel. We expect to continue to expand the number of employees engaged in all aspects of our business. Competition in the recruitment of highly qualified personnel in the software and telecommunications services industry is intense and has become particularly difficult in the Denver metropolitan area. Our inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect upon our current business, development efforts and future business prospects.

Our business will be adversely affected if Public Safety Answering Points do not demand E9-1-1 services at the rate we expect.

     We expect the percentage of our revenue derived from the management of 9-1-1 data records for wireless carriers to increase. Recognizing the public safety need for improved wireless 9-1-1 service, the FCC issued Report and Order 94-102 on June 12, 1996 and subsequent orders in 1999 and 2000 that mandated the adoption of 9-1-1 technology by wireless carriers in two phases. Phase I requires wireless carriers to provide to requesting PSAPs at the time of a 9-1-1 call, the caller's telephone number and location of the receiving cell site. Phase II requires wireless carriers to locate a 9-1-1 caller more accurately, subject to FCC guidelines. However, under the FCC rules, wireless carriers are not required to provide wireless 9-1-1 service without a PSAP request. To provide an additional impetus for wireless 9-1-1 implementation, the Federal Wireless Communications and Public Safety Act was signed into law in October 1999. This legislation provides liability protection to wireless carriers that is in parity with wireline carriers' liability protection. However, there is no assurance that the legislation will have the desired effect of accelerating wireless E9-1-1 deployment. The FCC continues to work with the wireless industry to facilitate wireless E9-1-1 implementation. The FCC has outlined a phased implementation schedule for Phase II. We believe that the technological challenges confronting wireless carriers attempting to comply with Report and Order 94-102 will encourage them to outsource their E9-1-1 services. If many wireless carriers decide not to outsource such services, our business, financial condition and results of operations could be materially and adversely affected. Due to cost recovery, liability and operational issues, the number of PSAPs demanding services complying with Report and Order 94-102 from wireless carriers has been less than anticipated by us. If the rate of adoption by PSAPs continues to be slow because of cost recovery, liability or operational issues, extensions granted by the FCC or other reasons, we will continue to experience delays in receiving revenue under our current wireless contracts that, because we have already incurred costs in expectation of such revenue, could have a material adverse effect on our business, financial condition and results of operations.

Our market is characterized by rapid technological change, and we could lose our competitive position and fail to grow our business if we do not develop and offer new products and services.

     The market for our services is characterized by rapid technological change, frequent new product or service introductions, evolving industry standards and changing customer needs. We launched our Emergency Warning and Evacuation (EWE) product, in the fourth quarter of 1999, which allows PSAPs to call all numbers in a given area and warn citizens of imminent danger. We intend to offer other new products in the future. The introduction of products and services embodying new technologies and the emergence of new industry and technology standards can render existing products and services obsolete and unmarketable in short periods of time. We expect other vendors to regularly introduce new products and services, as well as enhancements to their existing products and services, that will compete with the services and products offered by us. As a result, the life cycles of our services and products are difficult to estimate. We believe that our future success will depend in large part on our ability to maintain and enhance our current service and product offerings, to develop and regularly introduce new services and products that will keep pace with technological advances and satisfy evolving customer requirements, and to achieve acceptable levels of sales of our new services and products through our current customers that resell our solutions to their subscribers. However, we cannot assure you that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of such new services and products or that our new services and products will adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new service and product offerings by us or our competitors may cause customers to defer the purchase of our existing services and products. Our inability to develop on a timely basis new services or products, or the failure of such new services or products to achieve market acceptance, could have a material adverse effect on our business, financial condition and results of operations. The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will successfully develop, introduce or manage the transition to new services and products. Furthermore, services and products such as those offered by us may contain undetected or unresolved errors when they are first introduced or as new versions are released. We cannot assure you that, despite extensive testing by us, errors will not be found in new services and products after commencement of commercial availability, resulting in delay in or loss of market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs, any of which could have a material adverse effect on our business, financial condition and results of operations. Significant delays in meeting deadlines for announced service or product introductions or performance problems with such products or upgrades could result in an undermining of customer confidence in our services and products, which would materially adversely affect our customer relationships as well.

     In addition, we plan to introduce transaction-based services and software products to industries different from those we have traditionally supported. We cannot assure you that we will be successful in developing and marketing these new services and products or that our current or new services and products will adequately meet the demands of our new markets. Because it is generally not possible to predict the time required and costs involved in reaching certain research, development and engineering objectives related to entering new markets, actual development costs could exceed budgeted amounts and estimated development schedules could require extensions. Furthermore, we cannot assure you that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these services and products. If we are unable to develop and introduce new services and products to these new markets in a timely manner, or if a new release of a product or service to such new markets does not achieve market acceptance, our business, financial condition and results of operations could be materially adversely affected.

Substantially all of our revenue is derived from our 9-1-1 OSS solution, and our operating results will depend upon our ability to continue to sell this solution.

     We currently derive substantially all of our revenue from the provisioning of our 9-1-1 OSS solution to ILECs, CLECs, wireless carriers and state and local government agencies. Accordingly, we are susceptible to adverse trends affecting this market segment, such as government regulation, technological obsolescence and the entry of new competition. We expect that this market will continue to account for substantially all of our revenue in the near future. As a result, our future success will depend on our ability to continue to sell our 9-1-1 OSS solution, maintain and increase our market share by providing other value-added services to the market, and successfully adapt our technology and services to other related markets. We cannot assure you that markets for our existing services and products will continue to expand or that we will be successful in our efforts to penetrate new markets.

Our operating results could be adversely affected if we underestimate costs on our fixed price contracts.

     During 1999, approximately 88% of our revenue was generated on a fixed price per subscriber basis. We generally enter into contracts with two- to ten-year terms. We generally receive a fixed monthly fee based upon the number of subscribers and upon the services selected by the customer. Therefore, our failure to estimate accurately the resources required for a fixed price per subscriber contract could have a material adverse effect on our business, financial condition and results of operations.

We could incur substantial costs from product liability claims relating to our software.

     Because our services and products are utilized by our customers to provide critical 9-1-1 services, the provisioning of services and licensing of software by us may entail the risk of product liability and related claims. Our agreements with our customers typically require us to indemnify our customers for our own acts of negligence. Product liability insurance is expensive and may not be available in the future. We cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in a sufficient amount, that our insurer will not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, operating results or financial condition.

Our success depends upon the continued growth of wireline and wireless telecommunications markets.

     We provide our 9-1-1 OSS solution to telecommunications carriers in the wireline and wireless markets. Although these markets have experienced significant growth and have been characterized by increased deregulation and competition in recent years, we cannot assure you that such trends will continue at similar rates or that we will be able to market and sell effectively our products and services in such markets. In addition, many of the new entrants in the telecommunications market are companies that lack significant financial and other resources. To cultivate relationships with such new market entrants, we may be required to offer alternative pricing arrangements, which may provide for deferred payments. However, we cannot assure you that we will be able to develop such relationships or that new carriers that become our customers will gain market acceptance for their telecommunications services. If we permit customers that do not have adequate financial resources to pay us for our services on a deferred basis, we ultimately may be unable to collect payments for such services. Because we historically have depended on a limited number of long-term customer relationships, our failure to develop relationships with, make sales to, or collect payments from new telecommunications carriers, or the failure of our customers to compete effectively in the telecommunications market, could have a material adverse effect on our business, financial condition and results of operations. In addition, the telecommunications industry is experiencing substantial consolidations and changes that are unpredictable, and any such consolidation or change could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to government regulation and other legal uncertainties, which could adversely affect our operations.

     The market for our services and products has been influenced by the adoption of regulations under the Telecommunications Act, the new duties imposed on ILECs by the Telecommunications Act to open the local telephone markets to competition, and the requirements imposed on wireless carriers by Report and Order 94-102. Therefore, any changes to such legal requirements, the adoption of new regulations by federal or state regulatory authorities under the Telecommunications Act or any legal challenges to the Telecommunications Act could have a material adverse effect upon the market for our services and products. Although the Telecommunications Act was designed to expand competition in the telecommunications industry, the realization of the objectives of the Telecommunications Act is subject to many uncertainties, including judicial and administrative proceedings designed to define rights and obligations pursuant to the Telecommunications Act, actions or inactions by ILECs and other carriers that affect the pace at which changes contemplated by the Telecommunications Act occur, resolution of questions concerning which parties will finance such changes, and other regulatory, economic and political factors.

     We are aware of litigation challenging the validity of the Telecommunications Act and the local telephone competition rules adopted by the FCC to implement the Telecommunications Act. The U.S. Supreme Court in AT&T v. Iowa invalidated the unbundling requirements adopted by the FCC while upholding a portion of the FCC's local competition rules. The FCC adopted new unbundling requirements on September 15, 1999 to comply with the decision of the Supreme Court. The final impact of the application of these rules is not yet known. Such litigation may serve to delay full implementation of the Telecommunications Act, which could adversely affect demand for our services and products. Any delays in the deadlines imposed by the Telecommunications Act, the FCC, or any invalidation, repeal or modification in the requirements imposed by the Act or the FCC could have a material adverse effect on our business, financial condition and results of operations. Moreover, customers may require, or we otherwise may deem it necessary or advisable, that we modify our services and products to address actual or anticipated changes in the regulatory environment. Any other delays in implementation of the Telecommunications Act, or other regulatory changes, could materially adversely affect our business, financial condition and results of operations.

     We signed a contract to provide 9-1-1 data management services to the General Services Commission of the State of Texas. This contract was assigned by the General Services Commission to the Texas Commission for State Emergency Communications. As this is the first time that a state entity has endeavored to centralize 9-1-1 OSS and data management services with a neutral third party, federal and state regulations governing 9-1-1 service provisioning, which have typically applied to local exchange services providers, are being challenged and clarified for the first time. In accordance with Texas law, and on the recommendation of the Texas Public Utilities Commission, we have been granted a Service Provider Certificate of Operating Authority in the State of Texas. We successfully completed the field trial required under the contract in July 1999 and are in the process of marketing our services to the state's public safety agencies and implementing services to those who opt into the contract. Prior to commencement of the field trial, SBC Communications, which historically has been responsible for the provisioning of 9-1-1 OSS, data transport and data management services in Texas, challenged whether we have a right to access SBC Communications' source systems and 9-1-1 database, whether they must allow other parties to interconnect to their selective routing switches and whether they are obligated by law to unbundle components of their network functionality. An interim agreement among the involved parties was reached in March 1999 that allowed us to perform the field trial to test the interfacing technology solutions in the Houston area. As part of the interim agreement, the legal challenges and all related proceedings were placed in abeyance to permit the parties to proceed with the field trial. Those matters are still held in abeyance.

     As required by the agreement, SBC Communications filed wireline and wireless tariffs regarding its portion of the unbundled services. SBC Communications failed to unbundle its tariffs in a manner that allowed the cost of our solution to be competitively neutral to the grandfathered SBC Communications' solution, and the tariffs were contested by the Texas Commission for State Emergency Communications, us and various other parties. The outcome of the tariff filing is uncertain, although the parties to the tariff matters have executed a second interim agreement for both wireline and wireless services, which sets the rates to be charged to public safety agencies who wish to procure our solution until a final tariff is determined. We believe that these legal and technological issues and their associated cost implications are likely to be readdressed by the PUC, which is expected to decide on these matters in 2000. Until such resolution, this interim tariff agreement will govern those rates and charges. We believe that the services that we will provide under our contract with the General Services Commission are permitted within the scope of the existing regulations and that the outcome of the matter before the PUC will be favorable to us and the Texas Commission for State Emergency Communications. However, we cannot assure you that the PUC will decide in favor of us and the Texas Commission for State Emergency Communications or that SBC Communications will not resume its desire to pursue this legal challenge on a longer term basis, thus causing further delay of the commencement of the services by exercising its right to appeal a PUC decision that favors us or the Texas Commission for State Emergency Communications. If the PUC does not decide in our favor or places contingencies on the manner in which the services are provided, we may be prohibited from delivering our services to the State of Texas, may expend significant resources to appeal the PUC's decision or may expend additional costs to redesign the methodology by which the services are provided. In addition, if SBC Communications exercises its right to appeal, we may be required to spend significant resources to defend our right to provide our services in the State of Texas. The tariff proceedings have been held in abeyance pending resolution of Project 19203, a rulemaking initiated by the PUC to establish the roles and responsibilities of 9-1-1 service providers in Texas. We cannot assure you that Project 19203 will be resolved in our favor or that the final rule will not affect the manner in which we delivers our services in Texas.

     9-1-1 services generally are funded by a locally imposed fee per subscriber per month. A portion of this tax is paid to the local carrier providing the 9-1-1 services. We generally receive a monthly fee per subscriber from our customers for management of 9-1-1 data records, allowing the carrier to match our fixed revenue stream for 9-1-1 services with a fixed cost for record management. Changes by local governments in the funding mechanism for 9-1-1 services or the parties responsible for the provision of such services could have a material adverse effect on our business, financial condition and results of operations.

Our operating results could be adversely affected by any interruption of our services because of system failure.

     Our operations depend on our ability to maintain our computer and telecommunications equipment and systems in effective working order, and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. Although all of our mission-critical systems and equipment are designed with built-in redundancy and security, we cannot assure you that a fire, natural disaster, power loss, telecommunications failure or similar event would not result in an interruption of our services. Any damage, failure or delay that causes interruptions in our operations could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any future addition or expansion of our facilities to increase capacity could increase our exposure to damage from fire, natural disaster, power loss, telecommunications failure or similar events. We cannot assure you that our property and business interruption insurance will be adequate to compensate us for any losses that may occur in the event of a system failure or that such insurance will continue to be available to us at all or, if available, that it will be available on commercially reasonable terms.

Our failure to manage our growth effectively could adversely affect our ability to increase our revenue and could increase our operating expenses.

     We have expanded our operations rapidly over the past several years, placing significant demands on our administrative, operational and financial personnel and systems. Additional expansion by us may further strain our management, operational, financial reporting, and other systems and resources. We cannot assure you that our systems, resources, procedures, controls and existing space will be adequate to support such expansion of our operations. Our future operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our management, operational, financial control and other reporting systems. In addition, our future operating results depend on our ability to attract, train and retain qualified consulting, technical, sales, financial, marketing and management personnel. Failure to hire, train or retain qualified personnel necessary to keep pace with our development of products and services could have a material adverse effect on our business, financial condition and results of operations. Continued expansion will require our management to:

     -    enhance management information and reporting systems;

     -    standardize implementation methodologies of our operations;

     -    further develop our infrastructure; and

     -    continue to maintain customer satisfaction.

If we are unable to respond to and manage changing business conditions, the quality of our products and services, our ability to retain key personnel and our business, financial condition and results of operation could be materially adversely affected.

The market for 9-1-1 OSS solutions is highly competitive, and we could lose our market position if we fail to compete effectively.

     The market for 9-1-1 OSS solutions is intensely competitive and we expect competition to increase in the future. We believe that the principal competitive factors affecting the market for 9-1-1 OSS services include flexibility, reliability, manageability, technical features, wireless support, performance, ease of use, price, scope of product offerings, and customer service and support. We cannot assure you that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, support service, technical and other competitive resources.

     Our principal competitors generally fall within one of three categories:

     - internal development departments of major carriers or consulting firms that support such departments;

     - relatively smaller companies that offer applications featuring portions of our comprehensive set of E9-1-1 solutions; and

     - larger companies that are either in the process of entering our market or have the potential to develop products and services that compete with our service offerings.

     There are a number of companies that market and sell various products and services to telecommunications carriers, such as billing software and advanced telecommunications equipment, that have been broadly adopted by our customers and potential customers. In addition, vendors of telecommunications software and hardware in the future may enhance their products to include functionality that is currently provided by our solutions. The widespread inclusion of the functionality of our service offerings as standard features of other telecommunications software or hardware could render our services obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of our services. Furthermore, even if the 9-1-1 functionality provided as standard features by telecommunications software or networking hardware is more limited than that of our services, we cannot assure you that a significant number of customers would not elect to accept more limited functionality in lieu of purchasing additional products or services.

     Many of our competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical and marketing resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products and services, than us. If these companies were to introduce products or services that effectively compete with our service offerings, they could be in a position to substantially lower the price of their 9-1-1 products and services or to bundle such products and services with their other product and service offerings.

We may be unable to protect our proprietary technology rights.

     Our success and our ability to compete depends significantly upon our proprietary rights. We rely primarily on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions to establish and protect our proprietary rights. We cannot assure you that such measures will be adequate to protect our proprietary rights. Further, we may be subject to additional risks as we enter into transactions in foreign countries where intellectual property laws are not well developed or are difficult to enforce. Legal protections of our proprietary rights may be ineffective in such countries. Litigation to defend and enforce our intellectual property rights could result in substantial costs and diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations, regardless of the final outcome of such litigation. Despite our efforts to safeguard and maintain our proprietary rights, we cannot assure you that we will be successful in doing so or that the steps taken by us in this regard will be adequate to deter misappropriation or independent third-party development of our technology, or to prevent an unauthorized third party from copying or otherwise obtaining and using our technology. There also can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by us. Any such events could have a material adverse effect on our business, financial condition and results of operations.

Claims by other companies that our products infringe their proprietary rights could adversely affect our financial condition.

     As the number of entrants to our markets increases and the functionality of our services and products increases and overlaps with the products and services of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. In certain of our customer agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In some instances, the amount of the indemnities may be greater than the revenue we received from the customer. Any claims or litigation, with or without merit, could be time consuming, result in costly litigation or require us to enter into royalty or licensing arrangements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all, and could have a material adverse effect on our business, financial condition and results of operations.

We face additional risks from any international operations we undertake.

     Although substantially all of our revenue is generated from sales to customers in the United States, we have generated revenue in Canada and intend to enter additional international markets, which will require significant management attention and financial resources. International sales are subject to a variety of risks, including difficulties in establishing and managing international distribution channels, and in translating products and related materials into foreign languages. International operations are also subject to difficulties in collecting accounts receivable, staffing, managing personnel and enforcing intellectual property rights. Other factors that can adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers and economic or political changes in international markets. We cannot assure you that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, financial condition and results of operations. Furthermore, any inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions could cause financial or operational problems.

     As part of our overall strategy, we regularly evaluate opportunities to enter into strategic acquisitions, including potential business combinations and significant investments in complementary companies, assets, products and technologies, although we have no present arrangements, commitments or agreements with respect to any acquisition. Acquisitions involve a number of operating risks that could materially adversely affect our business, financial condition and results of operations, including the diversion of management's attention to assimilate the operations, products and personnel of the acquired companies, the amortization of acquired intangible assets, and the potential loss of key employees of the acquired companies. Furthermore, acquisitions may involve businesses in which we lack experience. Because management has limited experience in acquisitions and we have no experience in integrating acquired companies or technologies into our operations, we cannot assure you that we will be able to manage one or more acquisitions successfully, or that we will be able to integrate the operations, products or personnel gained through any such acquisitions without a material adverse effect on our business, financial condition and results of operations.

Our business may be adversely affected by Year 2000 technology problems.

     Many currently installed computer and software products were coded to accept only two digit entries in the date code field. These date code fields need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. We use off-the-shelf and custom software developed internally and by third parties for our production, information technology (IT) and non-IT systems. We programmed and tested our systems and installed all upgrades necessary to make them Year 2000 compliant. We spent approximately $400,000 to make our systems Year 2000 compliant. As a result of our Year 2000 readiness efforts, our production systems, IT systems and non-IT systems successfully distinguished twenty-first century dates from twentieth century dates on January 1, 2000 without any system failures. However, we are continuing to monitor our systems throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. Despite the fact that many companies' software and computer systems are currently processing twenty-first century dates correctly, these companies, including us, could experience latent Year 2000 problems.

The market price of our common stock may experience price and volume fluctuations for reasons over which we have no control.

     The stock market has from time to time experienced, and is likely to continue to experience, extreme price and volume fluctuations. Recently, prices of securities of high technology companies have been especially volatile and have often fluctuated for reasons that are unrelated to the operating performance of the affected companies. The market price of shares of our common stock has fluctuated greatly since our initial public offering and could continue to fluctuate due to a variety of factors. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

Our corporate documents and Delaware law make a takeover of our company more difficult, which may limit the market price of the common stock.

     Our charter and by-laws and Section 203 of the Delaware General Corporation Law contain provisions that might enable our management to resist a takeover of our company. Among other things, the board of directors has the ability to issue "blank check" preferred stock without further stockholder approval. These provisions may discourage, delay or prevent a change in control or a change in our management. These provisions also could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors are willing to pay for shares of common stock.

Our officers and directors have significant voting power and may substantially influence the outcome of any stockholder vote.

     Members of our board of directors and our executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 22.6% of the outstanding shares of our common stock as of February 29, 2000. Accordingly, these stockholders are able to influence election of all members of our board of directors and influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership by such persons and entities may have a significant effect in delaying, deferring or preventing a change in control and may adversely affect the voting and other rights of other holders of common stock.

ITEM 2. PROPERTIES

     Our principal administrative, sales and marketing, research and development and support facilities consist of approximately 80,000 square feet of office space in Boulder, Colorado. We occupy these premises under a lease expiring December 31, 2002. In December 1999, we leased an additional 2,100 square feet of office space in Austin, Texas. This facility will supplement and serve as a back up to our Boulder, Colorado facility. We occupy the Texas premises under a lease expiring November 30, 2003. We expect to lease additional space in 2000 to accommodate growth.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any litigation that we believe could have a material adverse effect on us or our business. Federal and state regulations governing 9-1-1 service provisioning have typically applied to local exchange services providers. We plan to provide 9-1-1 services directly to state and local governments rather than local exchange carriers in certain areas. Since this is the first time that such services have been provided in this manner, the regulations are being challenged and clarified for the first time. We believe that the services we provide are within the scope of the existing regulations and that any challenges to the regulations will be decided in our favor. However, if the regulations are challenged and are not decided in our favor, we may be prohibited from expanding our services to certain markets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) On December 2, 1999, we held our 1999 Annual Meeting of Stockholders (the "Annual Meeting").

b) One matter voted on at the Annual Meeting was the election of six directors. The six nominees, who were existing directors and nominees of our Board of Directors, were re-elected at our Annual Meeting as directors, receiving the number and percentage of votes for election and abstentions as set forth next to their respective names below:

     NOMINEE FOR DIRECTOR          FOR                      ABSTAIN
     --------------------          ---                      -------
     George K. Heinrichs        6,301,620       97.6%       154,275       2.4%
     Stephen O. James           6,303,898       97.6%       151,997       2.4%
     David Kronfeld             6,303,898       97.6%       151,997       2.4%
     Mary Beth Vitale           6,302,398       97.6%       153,497       2.4%
     Winston J. Wade            6,303,898       97.6%       151,997       2.4%
     Darrell A. Williams        6,302,398       97.6%       153,497       2.4%

c) The following additional matter was separately voted upon at the Annual Meeting and received the votes of the holders of the number of shares of our common stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

     Ratification of selection of Arthur Andersen LLP as independent accountants for 2000 fiscal year:

               For             6,306,528       97.7%
               Against            10,400        0.2%
               Abstain           138,967        2.1%

d)   Not applicable.


                                    PART II

ITEM 5a.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "SCCX." We commenced our initial public offering of the common stock on June 24, 1998 at a price of $12 per share. Prior to such date, there was no public market for the common stock. The following table sets forth the high and low bid prices for the common stock for the periods indicated, as reported on the Nasdaq National Market.

                                                        HIGH           LOW
                                                        ----           ---
     June 24, 1998 through June 30, 1998               $14.00         $12.00
     Quarter ended September 30, 1998                   16.00           2.88
     Quarter ended December 31, 1998                     5.56           2.88
     Quarter ended March 31, 1999                        6.38           3.00
     Quarter ended June 30, 1999                         5.00           3.00
     Quarter ended September 30, 1999                    7.13           4.00
     Quarter ended December 31, 1999                     7.09           5.00

     As of February 29, 2000, there were approximately 173 holders of record.

     We have not paid any cash dividends on our capital stock since our inception, and do not expect to pay cash dividends on our common stock in the foreseeable future. Certain covenants contained in our line of credit agreement restrict the payment of dividends without the lender's prior consent. Payments of future dividends, if any, will be at the discretion of our Board of Directors, subject to the restrictions discussed above, after taking into account various factors, including our financial condition, operating results, cash needs and expansion plans.

ITEM 5b.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 29, 1998, we consummated our initial public offering of our common stock. The estimated net offering proceeds to us after deducting the foregoing discounts, commissions, fees and expenses were $25,988,400, of which $3,510,400 relates to the exercise of the underwriters' over-allotment option on July 22, 1998. Through December 31, 1999, the proceeds of the offering have been applied as follows:

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


     None of such payments were direct or indirect payments to our directors, officers, general partners or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates. We expect to use up to $13 million of our remaining net proceeds in 2000 for research, development and marketing to expand our product offerings, as well as for general corporate purposes, including working capital. A portion of the net proceeds also may be used for the acquisition of businesses, products and technologies that are complementary to ours. We invested approximately $15 million of the offering proceeds in an investment portfolio consisting mostly of high-grade bonds and commercial paper.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are qualified by reference to and should be read in conjunction with our financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The statement of operations data for the years ended December 31, 1999, 1998 and 1997 and the balance sheet data at December 31, 1999 and 1998 are derived from, and are qualified by reference to, the audited financial statements and notes included in Item 8. The statement of operations data for the years ended December 31, 1996 and 1995 and the balance sheet data at December 31, 1997, 1996 and 1995 are derived from audited financial statements not included in this Annual Report on Form 10-K.


                                                                                  December 31,
                                                            ------------------------------------------------------
                                                                1999       1998       1997       1996       1995
                                                             ---------  ---------  ---------  ---------  ---------
Statement of Operations Data:
Revenue:
  Data management services..................................   $32,096    $30,610    $24,005    $13,165    $ 3,531
  Licenses and implementation services......................       488      3,839      3,067      1,637      3,882
                                                               -------    -------    -------    -------    -------
        Total revenue.......................................    32,584     34,449     27,072     14,802      7,413
Costs and expenses:
  Cost of data management services..........................    24,338     20,740     15,378      7,996      2,840
  Cost of licenses and implementation services..............       138        836      1,283        596      1,041
  Sales and marketing.......................................     5,314      4,119      3,850      3,204      2,016
  General and administrative................................     4,931      4,959      3,227      1,533        830
                                                               -------    -------    -------    -------    -------
        Total costs and expenses............................    34,721     30,654     23,738     13,329      6,727
                                                               -------    -------    -------    -------    -------
Income (loss) from operations...............................    (2,137)     3,795      3,334      1,473        686
Other income (expense), net.................................       607       (294)      (879)      (527)      (368)
                                                               -------    -------    -------    -------    -------
Income (loss) from continuing operations before income taxes
                                                                (1,530)     3,501      2,455        946        318
Provision (benefit) for income taxes........................      (468)      (379)    (2,328)         9         16
                                                               -------    -------    -------    -------    -------
Net income (loss) from continuing operations before            .......
 extraordinary item.........................................    (1,062)     3,880      4,783        937        302

Loss from operations of discontinued division, net of tax...      (226)        --       (876)      (562)    (1,746)
Loss from disposal of discontinued division, net of tax.....        --         --     (2,032)        --         --
                                                               -------    -------    -------    -------    -------
Net income (loss) before extraordinary item.................    (1,288)     3,880      1,875        375     (1,444)
Loss from early extinguishment of debt, net of tax..........        --       (909)        --         --         --
                                                               -------    -------    -------    -------    -------
Net income (loss)...........................................   $(1,288)   $ 2,971    $ 1,875    $   375    $(1,444)
                                                               =======    =======    =======    =======    =======
Per Share Data:
Net income (loss) from continuing operations before
 extraordinary item per share:
  Basic.....................................................   $ (0.10)   $  0.53    $  2.17    $  0.15    $ (0.02)
                                                               =======    =======    =======    =======    =======
  Diluted...................................................   $ (0.10)   $  0.38    $  0.54    $  0.11    $ (0.02)
                                                               =======    =======    =======    =======    =======
Net income (loss) per share:
  Basic.....................................................   $ (0.12)   $  0.39    $  0.61    $ (0.17)   $ (1.07)
                                                               =======    =======    =======    =======    =======
  Diluted...................................................   $ (0.12)   $  0.29    $  0.21    $  0.05    $ (1.07)
                                                               =======    =======    =======    =======    =======


                                                                        December 31,
                                          ----------------------------------------------------------------------------
                                                1999           1998            1997            1996           1995
                                          --------------  -------------  --------------  --------------  -------------
Balance Sheet Data:
Cash and cash equivalents..............        $ 8,354        $10,266       $  2,503        $     32        $ 1,004
Short and long-term investments in
  marketable securities................         13,158          9,815             --              --             --
Working capital (deficit)..............         18,014         17,678         (2,670)         (7,345)        (8,135)
Total assets...........................         41,780         45,095         21,106          18,482         11,755
Long-term debt.........................          2,038          2,791          6,891           3,318          1,934
Total stockholders' equity (deficit)...         32,935         33,591        (11,867)        (13,068)        (4,614)


See Note 2 of notes to financial statements for an explanation of the determination of the shares used in computing net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in the section entitled "Risk Factors" in Item 1.

Overview

     Prior to 1995, substantially all of our revenue was derived from the sale of software licenses and related implementation services to ILECs and public safety agencies. During 1994, we began investing in infrastructure to provide our 9-1-1 OSS solution to telephone operating companies seeking to outsource such operations. We signed our first 9-1-1 data management services contract in August 1994 and continue to add to the number of records under management. We began to recognize revenue from wireless carriers in the third quarter of 1997, and continue to increase the number of live wireless subscribers managed. In addition, we signed a contract with the General Services Commission of the State of Texas in November 1998, representing the first time that a state agency has endeavored to centralize 9-1-1 OSS and data management services with a neutral third party.

     Our data management services revenue is derived from contracts with ILECs, CLECs, wireless carriers and a state agency pursuant to which we provide an outsourcing solution for our customers' 9-1-1 data management. Revenue included in data management services generally includes a non-recurring fee for the design and implementation of the 9-1-1 OSS, conversion of the customer's data to our systems, hiring and training of personnel, and other costs required to prepare for the processing of customer data. Non-recurring fees are recognized on the percentage-of-completion method over the period required to perform the tasks necessary to prepare for the processing of customer data. Our contracts also separately allow for a monthly service fee based on the number of subscriber records under management, which is recognized in the period in which the services are rendered. Data management services revenue also may include revenue from enhanced products and services, which may include non-recurring and/or monthly fees which are separately stated in the contract and are recognized in the period in which the services are performed. Related costs are expensed as they are incurred. Data management services revenue comprised 99% of our total revenue in 1999 and 89% in each of the years ended December 31, 1998 and 1997.

     Our licenses and implementation services revenue is derived from contracts with ILECs pursuant to which we provide a 9-1-1 software license or related products and services such as implementation, training, software enhancements and interfaces to our customers' systems. Licenses and implementation services revenue is recognized using the percentage-of-completion method. The related costs include third-party licenses, direct labor and related expenses, and are expensed as incurred. Subsequent to system installation, we provide our customers with maintenance services that are recognized ratably over the related contract period on a straight-line basis. Our licenses and implementation services revenue is derived from a limited number of customers and consequently the concentration of customers can result in quarterly fluctuations based on the timing of the signing of new contracts and completion of existing contracts. Margins on such contracts also may fluctuate based on the elements included in the contract. We completed the licenses and implementation services contracts we had in place in 1998 and did not sign additional contracts due to our focus on our longer term services contracts. We do not expect to generate significant revenue from licenses and implementation services during 2000. Licenses and implementation services revenue comprised 1% of our total revenue in 1999 and 11% in each of the years ended December 31, 1998 and 1997.

     During the year ended December 31, 1999, we recognized approximately 81% of total revenue from Ameritech, BellSouth Inc. and U S WEST, each of which accounted for greater than 10% of our total revenue. During the year ended December 31, 1998, we recognized approximately 73% of total revenue from Ameritech, BellSouth Inc. and U S WEST, each of which accounted for greater than 10% of our total revenue. During the year ended December 31, 1997, we recognized approximately 81% of total revenue from continuing operations from Ameritech, BellSouth Inc. and U S WEST, each of which accounted for greater than 10% of our total revenue.

     In the third quarter of 1998, one of our licenses and implementation services customers, Bell Atlantic, who had merged with Nynex, announced their decision to standardize their 9-1-1 hardware and software platform utilizing non-SCC systems that had been used by Nynex prior to the merger. In the fourth quarter of 1998, we entered into a Termination, Settlement and Release Agreement with Bell Atlantic, under which Bell Atlantic paid us for work that had been performed prior to cancellation of the contract. This transition occurred over the course of 1999, during which time we continued to support the systems installed in Bell Atlantic and cooperated fully to ensure a smooth transition of these systems. Bell Atlantic comprised approximately 8% of our total revenue in 1998.

     As of December 31, 1999, we had net operating loss carryforwards of $11.2 million available to offset future net income for U.S. federal income tax purposes. We reversed $1.7 million of the valuation allowance on our deferred tax assets in the year ended December 31, 1998 and recorded an additional income tax benefit of $468,000 from continuing operations in the year ended December 31, 1999, as we believe that it is more likely than not that such tax benefits will be realized. Of the $912,000 tax benefit recorded in 1998, $533,000 related to the extraordinary loss from early extinguishment of debt. We expect to incur losses in the near term related to development costs for new commercial products and future taxable income may not be sufficient to realize additional deferred tax assets that will be created by the projected net operating losses. Consequently, we presently expect our statement of operations will not reflect tax benefits for projected operating losses to be incurred during 2000.

     In June 1997, we sold the net assets of our Premise Products Division. The sale of our Premise Products Division resulted in a net loss from the sale of $2.0 million. Net losses from operations of this division totaled $876,000 and $226,000 in 1997 and 1999, respectively, and are presented in our financial statements as loss from operations of discontinued division. The loss from discontinued operations in 1999 resulted from final closeout of unassigned contracts and the transition of customers to the company that acquired this division.

     In June and July 1998, we completed an initial public offering of our common stock, which generated proceeds of $26.0 million, net of the underwriter's discount and other offering costs and including the exercise of the underwriters' overallotment option. See Note 2 to the accompanying financial statements and "Liquidity and Capital Resources."

     Historically, substantially all of our revenue has been generated from sales to customers in the United States. However, we have generated revenue in Canada and intend to enter additional international markets, which may require significant management attention and financial resources. International sales are subject to a variety of risks.

     Our quarterly and annual operating results have varied significantly in the past. The variation in operating results will likely continue and may intensify. We believe that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating results may continue to fluctuate as a result of many factors, including the length of the sales cycles for new or existing customers, the size, timing or duration of significant customer contracts, fluctuations in number of subscriber records under management, timing or duration of service offerings, rate of adoption of wireless services by Public Safety Answering Points, efforts expended to accelerate the introduction of certain new products, our ability to hire, train and retain qualified personnel, increased competition, changes in operating expenses, changes in our strategy, the financial performance of our customers, changes in telecommunications legislation and regulations that may affect the competitive environment for our services, and general economic factors. Our contracts for 9-1-1 OSS services generally include a separate non-recurring fee for the design and implementation of the 9-1-1 OSS, conversion of the customer's data to our systems, hiring and training of personnel, and other costs required to prepare for the processing of customer data, and therefore, we may recognize significantly increased revenue for a short period of time upon commencing services for a new customer.

     Our expense levels are based in significant part on our expectations regarding future revenue. Our revenue is difficult to forecast because the market for our services is evolving rapidly and the length of our sales cycle, the size and timing of significant customer contracts and license fees and the timing of recognition of non-recurring initial fees vary substantially among customers. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall could therefore have a material adverse effect on our business, financial condition and results of operations. We will incur expenses of approximately $10 million in 2000 for research, development and marketing to expand our product offerings. In addition, we hired additional employees in 1999, 1998 and 1997, and expect to continue hiring additional employees during 2000. We also began leasing office space in Texas in December 1999, from which we will perform some of our operations. We cannot assure you that we can report operating profits or that our investments in research and development will generate future revenue. Failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Results of Operations

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenue

     Total Revenue. Total revenue decreased 5%, from $34.4 million in 1998 to $32.6 million in 1999.

     Data Management Services Revenue. Revenue from data management services increased 5%, from $30.6 million in 1998 to $32.1 million in 1999, representing approximately 89% and 99% of total revenue, respectively. Data management services revenue increased due to an increase in the number of records under management for ILEC and CLEC customers caused by customer growth and the signing of additional CLEC contracts. These increases were offset by monthly minimum fees from a wireless carrier in 1998 that expired at the end of 1998 and a decrease in non-recurring fees related to wireless and wireline services.

     Licenses and Implementation Services. Revenue from licenses and implementation services decreased 87%, from $3.8 million in 1998 to $488,000 in 1999, as we had no licenses and implementation services contracts in process in 1999 other than warranty contracts.

Costs and Expenses

     Cost of Data Management Services. Cost of data management services consists primarily of labor and costs of interconnection with customers' systems and our infrastructure. Cost of data management services increased 17%, from $20.7 million in 1998 to $24.3 million in 1999, representing 60% and 75% of total revenue, respectively, and 68% and 76% of data management services revenue, respectively. The dollar increase was due to the pilot phase and start of implementation of our contract with the State of Texas, increased depreciation expense and telephone lines to accommodate growth in our wireless and wireline operations and additional headcount and related costs incurred to accommodate growth for both wireline and wireless services. The percentage increase occurred primarily because the rollout of our wireless and enhanced services has been slower than anticipated, although we have built the infrastructure to service the anticipated demand, and the infrastructure required to begin the State of Texas contract before significant revenue was generated. In addition, in 1998, we received monthly minimum fees from a wireless customer which expired at the end of 1998.

     Cost of Licenses and Implementation Services. Cost of licenses and implementation services consists primarily of labor, license fees for third party software and related expenses. Cost of licenses and implementation services decreased 83%, from $836,000 in 1998 to $139,000 in 1999, representing 2% and 0.4% of total revenue, respectively, and 22% and 28% of licenses and implementation services revenue, respectively. The dollar decrease occurred because we had no licenses and implementation services contracts in process during 1999 other than warranty contracts.

     Sales and Marketing. Sales and marketing expenses consist primarily of expenses related to salaries and commissions, travel, trade shows and sales collateral. Sales and marketing expenses increased 29%, from $4.1 million in 1998 to $5.3 million in 1999, representing 12% and 16% of total revenue, respectively. The dollar increase was due to the addition of marketing personnel, the creation of a government affairs department to interpret and influence legislation primarily related to our wireless operations and related legal expenses, addition of sales staff for enhanced services and an increase in tradeshow expenses.

     General and Administrative. General and administrative expenses consist primarily of expenses related to our information systems, finance, human resources, legal, executive and financial planning departments. General and administrative expenses decreased 1%, from $5.0 million in 1998 to $4.9 million in 1999, representing 14% and 15% of total revenue, respectively. We experienced decreases due to a decrease in expenses related to the resignations of our chief operating officer and chief financial officer. These decreases were partially offset by:

     -    the addition of information technology personnel and related expenses;

     - increased legal and accounting costs related to quarterly and annual reporting requirements as we became a publicly traded company in June 1998;

     - increased legal staffing and other fees related to regulatory and legislative issues concerning the implementation of our services in Texas; and

     -    the creation of an investor relations department.

     Other Income (Expense),Net. Net other income (expense) consists primarily of interest expense from our borrowings and leases for capital equipment, offset by interest income earned on our cash and investment balances. Net other expense was $294,000 in 1998 compared to net other income of $607,000 in 1999, representing (1)% and 2% of total revenue for such periods, respectively. The dollar increase in net other income was primarily due to a decrease in interest expense related to the repayment of certain bank debt outstanding through the second quarter of 1998 and repayment of certain capital leases and an increase in interest earned from the investment of funds received from our initial public offering in June and July of 1998.

     Benefit for Income Taxes. Our income tax benefit from continuing operations increased from $379,000 in 1998 to $468,000 in 1999. In 1998, we reversed a portion of our valuation allowance and in 1999 recorded an income tax benefit related to our deferred tax assets as we believe that it is more likely than not that the tax assets will be realized.

     Loss from Operations of Discontinued Division. We recorded a charge of $226,000 in 1999, net of the related tax benefit, related to the final closeout of unassigned contracts and the transition of customers to the company that acquired this division.

     Loss from Early Extinguishment of Debt. We recorded a charge of $909,000 in 1998, net of the related tax benefit, related to the write-off of the remaining debt discount and other costs associated with the early extinguishment of our bank debt.

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenue

     Total Revenue. Total revenue increased 27%, from $27.1 million in 1997 to $34.4 million in 1998.

     Data Management Services Revenue. Revenue from data management services increased 28%, from $24.0 million in 1997 to $30.6 million in 1998, representing approximately 89% of total revenue in both periods. The increase resulted primarily from increases in:

     - monthly fees from wireline customers due to an increase in the number of subscribers under management;

     - non-recurring and monthly fees from wireless customers, as we did not begin to earn revenue from wireless customers until the third quarter of 1997 and signed several new contracts in 1998;

     -    non-recurring fees from enhanced services; and

     - non-recurring fees from new wireline customers that were transitioned to our systems.

     Licenses and Implementation Services. Revenue from licenses and implementation services increased 25%, from $3.1 million in 1997 to $3.8 million in 1998, due to increased work performed on contracts that began in 1997 and were completed or terminated during 1998.

Costs and Expenses

     Cost of Data Management Services. Cost of data management services increased 35%, from $15.4 million in 1997 to $20.7 million in 1998, representing 57% and 60% of total revenue, respectively, and 64% and 68% of data management services revenue, respectively. The dollar increase was due to the addition of personnel and equipment and expansion of facilities to accommodate growth in our wireless and wireline operations.

     Cost of Licenses and Implementation Services. Cost of licenses and implementation services decreased 35%, from $1.3 million in 1997 to $836,000 in 1998, representing 5% and 2% of total revenue, respectively, and 42% and 22% of licenses and implementation services revenue, respectively. The decrease in dollars and as a percent of licenses and implementation services revenue was primarily due to the reversal of accrued third party software fees that will not be required and an increase in warranty revenue, both of which resulted from the cancellation of our contract with Bell Atlantic.

     Sales and Marketing. Sales and marketing expenses increased 7%, from $3.9 million in 1997 to $4.1 million in 1998, representing 14% and 12% of total revenue, respectively. The increase was primarily due to salaries and related costs of hiring additional sales and marketing personnel during 1998 and public relations costs incurred in 1998. These increases were partially offset by decreases in sales commissions, as well as the transfer of a vice president to a general and administrative position.

     General and Administrative. General and administrative expenses increased 54%, from $3.2 million in 1997 to $5.0 million in 1998, representing 12% and 14% of total revenue, respectively. The dollar increase was due to:

     - the reassignment of certain continuing resources, infrastructure and related general and administrative expenses applicable to continuing operations;

     - addition of personnel and computer equipment in the accounting, information systems, legal and human resources departments to support our growth;

     - the transfer of a marketing vice president to a general and administrative position; and

     -    strategic consulting costs incurred in 1998.

The increases were partially offset by a decrease in executive bonuses.

     Other Expenses, Net. Other expenses decreased 67%, from $879,000 in 1997 to $294,000 in 1998, representing 3% and 1% of total revenue, respectively. The dollar decrease was primarily due to the repayment of certain bank debt and capital leases during 1998 and interest earned from the investment of funds from our initial public offering in June and July of 1998.

     Income Tax Benefit. The income tax benefit of $379,000 in 1998 consists of the reversal of a portion of our valuation allowance on our deferred tax assets, compared to a reversal of valuation allowance of $2.4 million in 1997. We did not record a state income tax provision in 1998 primarily due to the utilization of state net operating loss carryforwards. In 1997, we recorded a state provision of $172,000 as more business was conducted in states where net operating loss carryforwards were not available.

     Loss from Sale and Operations of Discontinued Division. In 1997, we recorded a charge of $2.9 million, net of the related tax effect, related to the sale of the net assets of our Premise Products Division.

     Loss from Early Extinguishment of Debt. We recorded a charge of $909,000 in 1998, net of the related tax benefit, related to the write-off of the remaining debt discount and other costs associated with the early extinguishment of our bank debt.

Liquidity and Capital Resources

      Since our inception we have funded our operations with cash provided by operations, supplemented by equity and debt financing and leases on capital equipment. As of December 31, 1999, we had $21.5 million in cash and cash equivalents and investments in marketable securities.

     In June 1998, we completed an initial public offering of 2,100,000 shares of our common stock, which generated proceeds of $22.5 million to us, net of the underwriter's discount and other offering costs. We used approximately $4.4 million of the proceeds to repay our bank loans and $160,000 for the related prepayment penalty. In July 1998, the underwriters of our initial public offering exercised their over-allotment option. Under the over-allotment option, we sold an additional 315,000 shares of our common stock, generating net proceeds of $3.5 million.

     In addition to the $4.4 million of debt repaid with the proceeds of the initial public offering, we repaid $5.6 million and $1.9 million of other bank debt and capital lease obligations during 1998 and 1999, respectively. Additionally, we used $3.4 million and $2.5 million during 1998 and 1999, respectively, for the purchase of capital assets and software development. We anticipate that our level of spending for capital expenditures in 1999 will continue during 2000, although we currently have no material commitments for capital expenditures.

     We have a line of credit with a bank equal to $2.0 million, which is available to meet operating needs. The interest rate on amounts borrowed under the line of credit is equal to the bank's prime rate or the one, two or three month Libor rate plus 2.25% per annum. The line of credit matures April 15, 2000 and is collateralized by certain of our assets. As of December 31, 1999, no borrowings were outstanding on the line of credit.

     We also have a $2.0 million capital lease line with a bank which is available to meet capital acquisition needs that arise from normal business operations. The interest rate on capital leased under the lease line is equal to the bank's cost of funds at the time of each lease. Separate lease schedules are signed from time to time. Each lease schedule is collateralized by the assets that are being leased. Each lease has its own termination date, typically 36 months. As of December 31, 1999, $582,000 was outstanding on the capital lease line.

     We have announced plans to incur research, development and marketing expenses of approximately $10 million to expand our product offerings. This will require approximately $13 million in cash due to the capital expenditure requirements. We may also increase our capital lease line to finance this initiative. We believe that our remaining net proceeds from our initial public offering, cash generated from operations and lease financing will be sufficient to fund our anticipated working capital needs, research and development initiative, capital expenditures and any potential future acquisitions through at least the next twelve months. In the event our plans or assumptions change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

Year 2000 Capability

     Many currently installed computer and software products were coded to accept only two digit entries in the date code field. These date code fields need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. We use off-the-shelf and custom software developed internally and by third parties for our production, information technology (IT) and non-IT systems. We programmed and tested our systems and installed all upgrades necessary to make them Year 2000 compliant. We spent about $400,000 to make our systems Year 2000 compliant. As a result of our Year 2000 readiness efforts, our production systems, IT systems and non-IT systems successfully distinguished twenty-first century dates from twentieth century dates on January 1, 2000 without any system failures. However, we are continuing to monitor our systems throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. Despite the fact that many companies' software and computer systems are currently processing twenty-first century dates correctly, these companies, including us, could experience latent Year 2000 problems.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 133 and No. 137

     In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. We do not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, management believes that Statement No. 133 will not significantly affect our financial condition and results of operations.

Statement of Position 98-9

     In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 amends certain paragraphs of Statement of Position 97-2, "Software Revenue Recognition," to require the application of a residual method of accounting for software revenue when certain conditions exist. SOP 98-9 also amends Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Earlier adoption is permitted, however, retroactive application is prohibited. We believe SOP 98-9 will not materially impact our financial statements.

Staff Accounting Bulletin No. 101

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the second fiscal quarter of 2000. We are currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on our financial position and results of operations.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 1999, we have not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

     The interest payable on our line of credit is variable based on the lender's prime rate or the one, two, or three month Libor rate plus 2.25% per annum, and, therefore, is affected by changes in market interest rates. At December 31, 1999, no amounts were outstanding under our line of credit, however, we may borrow up to 80% of qualified accounts receivable, not to exceed $2,000,000. Rates on our capital lease line are also dependent on interest rates in effect at the time the lease line is drawn upon. In addition, we invest excess funds in high-grade treasury bonds and commercial paper on which we monitor interest rates frequently and as the investments mature. We do not believe that reasonably possible near-term changes in interest rates will result in a material effect on our future earnings, fair values or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                           SCC COMMUNICATIONS CORP.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                              ----
Report of Independent Public Accountants....................................................................  33
Balance Sheets as of December 31, 1999 and 1998.............................................................  34
Statements of Operations for the years ended December 31, 1999, 1998 and 1997...............................  35
Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999, 1998 and 1997...........  36
Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997...............................  37
Notes to Financial Statements...............................................................................  38

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SCC Communications Corp.:

     We have audited the accompanying balance sheets of SCC Communications Corp. (a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCC Communications Corp. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Denver, Colorado
January 21, 2000

                           SCC COMMUNICATIONS CORP.

                                BALANCE SHEETS
                            (dollars in thousands)

                                                                                                   December 31,
                                                                                            --------------------------
                                                                                              1999              1998
                                                                                            --------          --------
          ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.........................................................         $  8,354          $ 10,266
  Short-term investments in marketable securities..................................           12,165             7,761
 Accounts receivable, net of allowance of approximately $58 and $50 in 1999 and                2,255             4,820
  1998, respectively, for doubtful accounts........................................
 Unbilled revenue..................................................................              846             1,035
 Prepaids and other................................................................              548               484
 Deferred income taxes -- current portion..........................................              653             2,025
                                                                                            --------          --------
   Total current assets............................................................           24,821            26,391
                                                                                            --------          --------
PROPERTY AND EQUIPMENT, at cost:
 Computer hardware and equipment...................................................           25,411            23,687
 Furniture and fixtures............................................................              933               800
 Leasehold improvements............................................................              915               920
                                                                                            --------          --------
                                                                                              27,259            25,407
 Less -- Accumulated depreciation..................................................          (15,753)          (11,056)
                                                                                            --------          --------
   Total property and equipment....................................................           11,506            14,351
                                                                                            --------          --------
OTHER ASSETS.......................................................................               86               112
LONG-TERM INVESTMENTS in marketable securities.....................................              993             2,054
DEFERRED INCOME TAXES -- NONCURRENT................................................            3,423             1,504
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $575 and $346 in
 1999 and 1998, respectively.......................................................              951               683
                                                                                            --------          --------
                                                                                            $ 41,780          $ 45,095
                                                                                            ========          ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable..................................................................         $    752          $  1,211
 Payroll-related accruals..........................................................              786               734
 Other accrued liabilities.........................................................            1,641             2,546
 Property and other taxes..........................................................              792               696
 Current portion of capital lease obligations (Note 5).............................            1,971             1,618
 Deferred contract revenue.........................................................              865             1,908
                                                                                            --------          --------
   Total current liabilities.......................................................            6,807             8,713
LONG-TERM DEBT:
 Capital lease obligations, net of current portion (Note 5)........................            2,038             2,791
                                                                                            --------          --------
   Total liabilities...............................................................            8,845            11,504
                                                                                            --------          --------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 11)
STOCKHOLDERS' EQUITY  (Note 4):
 Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued or                   --                --
  outstanding......................................................................
 Common stock, $.001 par value; 30,000,000 shares authorized; 11,104,111 and                      11                10
  10,886,353 shares issued at December 31, 1999 and 1998, respectively.............
 Additional paid-in capital........................................................           43,925            43,320
 Stock subscriptions receivable....................................................              (33)              (59)
 Accumulated deficit...............................................................          (10,968)           (9,680)
                                                                                            --------          --------
   Total stockholders' equity......................................................           32,935            33,591
                                                                                            --------          --------
                                                                                            $ 41,780          $ 45,095
                                                                                            ========          ========

 The accompanying notes to financial statements are an integral part of these balance sheets.

                           SCC COMMUNICATIONS CORP.

                           STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)


                                                                                         Year Ended December 31,
                                                                                  ---------------------------------------
                                                                                      1999          1998         1997
                                                                                  -----------   -----------   -----------
REVENUE:
  Data management services................................................        $    32,096   $    30,610   $   24,005
  Licenses and implementation services....................................                488         3,839        3,067
                                                                                  -----------   -----------   ----------
         Total revenue....................................................             32,584        34,449       27,072
COSTS AND EXPENSES:
  Cost of data management services........................................             24,338        20,740       15,378
  Cost of licenses and implementation services............................                138           836        1,283
  Sales and marketing.....................................................              5,314         4,119        3,850
  General and administrative..............................................              4,931         4,959        3,227
                                                                                  -----------   -----------   ----------
         Total costs and expenses.........................................             34,721        30,654       23,738
                                                                                  -----------   -----------   ----------
INCOME (LOSS) FROM OPERATIONS.............................................             (2,137)        3,795        3,334
OTHER INCOME (EXPENSE):
  Interest and other income...............................................              1,095           654           88
  Interest and other expense..............................................               (488)         (948)        (967)
                                                                                  -----------   -----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM.......................................................             (1,530)        3,501        2,455

BENEFIT FOR INCOME TAXES (Note 6).........................................               (468)         (379)      (2,328)
                                                                                  -----------   -----------   ----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM....             (1,062)        3,880        4,783
DISCONTINUED OPERATIONS (Note 3):
  Loss from operations of discontinued division, net of tax...............               (226)           --         (876)
  Loss from disposal of discontinued division, net of tax.................                 --            --       (2,032)
                                                                                  -----------   -----------   ----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...............................             (1,288)        3,880        1,875
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT, net of tax..........                 --          (909)          --
                                                                                  -----------   -----------   ----------
NET INCOME (LOSS).........................................................        $    (1,288)  $     2,971   $    1,875
                                                                                  ===========   ===========   ==========
 Dividends accrued on Series D, E and F mandatorily redeemable
  convertible preferred stock.............................................                 --          (355)        (740)

 Common stock warrant put price adjustment................................                 --           (77)          (8)
                                                                                  -----------   -----------   ----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK..............................        $    (1,288)  $     2,539   $    1,127
                                                                                  ===========   ===========   ==========
NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS BEFORE
 EXTRAORDINARY ITEM (Note 2):
  Basic...................................................................        $     (0.10)  $      0.53   $     2.17
                                                                                  ===========   ===========   ==========
  Diluted.................................................................        $     (0.10)  $      0.38   $     0.54
                                                                                  ===========   ===========   ==========
NET INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM (Note 2):
  Basic...................................................................        $     (0.12)  $      0.53   $     0.61
                                                                                  ===========   ===========   ==========
  Diluted.................................................................        $     (0.12)  $      0.38   $     0.21
                                                                                  ===========   ===========   ==========
NET INCOME (LOSS) PER SHARE (Note 2):
  Basic...................................................................        $     (0.12)  $      0.39   $     0.61
                                                                                  ===========   ===========   ==========
  Diluted.................................................................        $     (0.12)  $      0.29   $     0.21
                                                                                  ===========   ===========   ==========
SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE (Note 2):
  Basic...................................................................         10,989,091     6,433,564    1,857,413
                                                                                  ===========   ===========   ==========
  Diluted.................................................................         10,989,091    10,334,556    8,788,816
                                                                                  ===========   ===========   ==========

      The accompanying notes to financial statements are an integral part of these statements.

                           SCC COMMUNICATIONS CORP.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 (dollars in thousands, except per share data)

                                            Common Stock       Additional        Stock
                                        --------------------    Paid-in      Subscriptions
                                          Shares      Amount    Capital        Receivable
                                        ----------    ------   ----------    -------------
BALANCES, at December 31,
  1996..............................     1,840,899      $ 2     $   298          $(19)
  Dividends accrued on Series D, E
   and F Convertible Preferred Stock            --       --          --            --
  Exercise of stock options,
   including options exercised in
   exchange for  notes receivable...       153,382       --         154           (80)
  Common stock warrant put price
   adjustment (Note 4)..............            --       --          --            --
  Net income........................            --       --          --            --
                                        ----------      ---     -------          ----
BALANCES, at December 31,
  1997..............................     1,994,281        2         452           (99)
  Dividends accrued on Series D, E
   and F Convertible Preferred Stock            --       --          --            --
 Issuance of common stock through                                25,985            --
    Initial Public Offering, net of
    issuance costs of $964..........     2,415,000        2      25,985            --
 Conversion of preferred stock into
  common stock......................     6,188,575        6      14,938            --
 Conversion of common stock
  warrants..........................       195,148       --       1,549            --
 Issuance of common stock under
  Employee Stock Purchase Plan....          61,105       --         243            --
 Exercise of stock options..........        68,494       --          39            --
 Common stock warrant put
  price adjustment..................            --       --          --            --
 Stock subscription payments
  received..........................            --       --          --            40
 Tax benefit related to
  disqualifying dispositions of
  common stock......................            --       --         117            --
 Retirement of treasury stock.......       (36,250)      --          (3)           --
 Net income.........................            --       --          --            --
                                        ----------      ---     -------          ----
BALANCES, at December 31, 1998......    10,886,353       10      43,320           (59)
 Issuance of common stock under
  Employee Stock Purchase Plan......        38,679       --         145            --
 Exercise of stock options..........       179,079        1         460            --
 Stock subscription payments
    received........................            --       --          --            26
 Net loss...........................            --       --          --            --
                                        ----------      ---     -------          ----
BALANCES, at December 31, 1999......    11,104,111      $11     $43,925          $(33)
                                        ==========      ===     =======          ====

                                                                                  Total
                                           Treasury Stock       Additional    Stockholders'
                                        --------------------   Accumulated       Equity
                                          Shares      Amount     Capital        (Deficit)
                                        ----------    ------   -----------    -------------
BALANCES, at December 31,
  1996..............................     (36,250)      $(3)     $(13,346)       $(13,068)
  Dividends accrued on Series D, E
   and F Convertible Preferred Stock          --        --          (740)           (740)
  Exercise of stock options,
   including options exercised in
   exchange for  notes receivable...          --        --            --              74
  Common stock warrant put price
   adjustment (Note 4)..............          --        --            (8)             (8)
  Net income........................          --                   1,875           1,875
                                         --------      ---      --------        --------
BALANCES, at December 31,
  1997..............................     (36,250)       (3)      (12,219)        (11,867)
  Dividends accrued on Series D, E
   and F Convertible Preferred Stock          --        --          (355)           (355)
 Issuance of common stock through
    Initial Public Offering, net of
    issuance costs of $964..........          --        --            --          25,987
 Conversion of preferred stock into
  common stock......................                    --            --          14,944
 Conversion of common stock warrants          --        --            --           1,549
 Issuance of common stock under
  Employee Stock Purchase Plan......          --        --            --             243
 Exercise of stock options..........          --        --            --              39
 Common stock warrant put
  price adjustment..................          --        --           (77)            (77)
 Stock subscription payments
    received........................          --        --            --              40
 Tax benefit related to
  disqualifying dispositions of
  common stock......................          --        --            --             117
 Retirement of treasury stock.......      36,250         3            --              --
 Net income.........................          --        --         2,971           2,971
                                         --------      ---      --------        --------
 BALANCES, at December 31, 1998......         --        --        (9,680)         33,591
 Issuance of common stock under
  Employee Stock Purchase Plan......          --        --            --             145
 Exercise of stock options..........          --        --            --             461
 Stock subscription payments
  received..........................          --        --            --              26
 Net loss...........................          --        --        (1,288)         (1,288)
                                         --------      ---      --------        --------
BALANCES, at December 31, 1999......          --       $--      $(10,968)       $ 32,935
                                         ========      ===      ========        ========

     The accompanying notes to financial statements are an integral part of these statements.

                           SCC COMMUNICATIONS CORP.

                           STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                                      Year Ended December 31,
                                                                                   ------------------------------
                                                                                     1999       1998       1997
                                                                                   --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................................          $ (1,288)  $  2,971   $ 1,875
  Adjustments to reconcile net income to net cash provided by operating activities --
    Amortization and depreciation........................................             5,117      4,315     3,534
    Amortization and write-off of note payable discount..................                --      1,430        33
    Accretion of investments in marketable securities....................              (284)      (316)       --
    (Gain) loss on disposal of assets....................................                53         --       (40)
    Loss on disposal of discontinued division............................                --         --     2,032
    Provision for estimated losses on contracts..........................                --          7      (196)
    Provision for doubtful accounts......................................                 8         --        25
    Deferred income tax benefit..........................................              (547)      (912)   (2,500)
    Change in --
      Accounts receivable................................................             2,557     (2,492)     (977)
      Unbilled revenue...................................................               189        (39)     (190)
      Prepaids and other.................................................               (38)      (286)     (202)
      Accounts payable...................................................               (29)       246       236
      Accrued liabilities................................................              (433)       150     1,337
      Deferred contract revenue..........................................            (1,043)      (705)      303
    Decrease in current assets and liabilities from discontinued
      operations.........................................................                --         --       110
                                                                                   --------   --------   -------
        Net cash provided by operating activities........................             4,262      4,369     5,380
                                                                                   --------   --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment..................................            (1,961)    (2,995)   (2,646)
  Proceeds from sale of net assets.......................................                --         --       603
  Purchase of investments in marketable securities.......................           (14,559)   (14,446)       --
  Sale of investments in marketable securities...........................            11,500      4,947        --
  Software development costs.............................................              (497)      (397)     (142)
                                                                                   --------   --------   -------
        Net cash used in investing activities............................            (5,517)   (12,891)   (2,185)
                                                                                   --------   --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable................................                --         --     4,275
  Principal payments on notes payable....................................                --     (4,986)   (1,439)
  Principal payments on capital lease obligations........................            (1,870)    (5,038)   (3,634)
  Proceeds from equipment financing......................................               581         --        --
  Exercise of stock options..............................................               461         39        74
  Stock subscription payments received...................................                26         40        --
  Purchases through employee stock purchase plan.........................               145        243        --
  Proceeds from initial public offering and overallotment,
    net of underwriters' discount........................................                --     26,951        --
  Costs related to initial public offering...............................                --       (964)       --
                                                                                   --------   --------   -------
        Net cash provided by (used in) financing activities..............              (657)    16,285      (724)
                                                                                   --------   --------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................            (1,912)     7,763     2,471
CASH AND CASH EQUIVALENTS, beginning of period...........................            10,266      2,503        32
                                                                                   --------   --------   -------
CASH AND CASH EQUIVALENTS, end of period.................................          $  8,354   $ 10,266   $ 2,503
                                                                                   ========   ========   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest...............................          $    439   $    801   $   942
                                                                                   ========   ========   =======
  Cash paid during the period for taxes..................................          $    459   $     95   $    18
                                                                                   ========   ========   =======
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
  Dividends accrued on Series D, E and F Convertible Preferred Stock.....          $     --   $    355   $   740
                                                                                   ========   ========   =======
  Common stock issued to employees in exchange for employee notes
    receivable...........................................................          $     --   $     --   $    80
                                                                                   ========   ========   =======
  Property acquired with capital leases..................................          $    889   $  3,488   $ 3,074
                                                                                   ========   ========   =======
  Conversion of preferred stock..........................................          $     --   $ 14,943   $    --
                                                                                   ========   ========   =======
  Conversion of warrants.................................................          $     --   $  1,549   $    --
                                                                                   ========   ========   =======
  Retirement of treasury stock...........................................          $     --   $      3   $    --
                                                                                   ========   ========   =======

     The accompanying notes to financial statements are an integral part of these statements.

                           SCC COMMUNICATIONS CORP.

                         NOTES TO FINANCIAL STATEMENTS


(1)  ORGANIZATION, BUSINESS AND LIQUIDITY

     SCC Communications Corp. (the "Company") is a Delaware corporation. The Company is the leading provider of 9-1-1 operations support systems services to incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), wireless carriers and state and local governments in the United States. The Company manages the data which enables 9-1-1 calls to be routed to the appropriate public safety agency with accurate and timely information about the caller's identification and location. In addition, the Company licenses its 9-1-1 software to carriers that wish to manage the delivery of 9-1-1 data management services in-house.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operating Cycle

     Assets and liabilities related to contracts are included in current assets and liabilities in the accompanying balance sheets since they will be liquidated in the normal course of contract completion, although this may require more than one year.

Property and Equipment

     Depreciation of property and equipment is computed using the straight-line method over estimated useful lives of three to five years for computer hardware and equipment, seven years for furniture and fixtures and the life of the lease for leasehold improvements. The costs of repairs and maintenance are expensed while enhancements to existing assets are capitalized. Depreciation expense totaled approximately $4,888,000, $4,174,000 and $3,399,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Software Development Costs

     The Company expenses the costs of developing computer software until technological feasibility is established and capitalizes all costs incurred from that time until the software is available for general customer release. Technological feasibility for the Company's computer software products is based upon the earlier of the achievement of (a) a detailed program design free of high-risk development issues or (b) completion of a working model. Costs of major enhancements to existing products with a wide market are capitalized while routine maintenance of existing products is charged to expense as incurred. The establishment of technological feasibility and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.

     Capitalized software costs are amortized on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product compares to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product which is typically five years. Amortization expense related to capitalized software costs totaled approximately $229,000, $145,000 and $107,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and is included in cost of data management services and licenses and implementation services in the statements of operations.

Revenue Recognition

     The Company reports revenue based on its two segments, data management services and licenses and implementation services.

     Revenue from data management services generally consists of a non-recurring fee and monthly recurring revenue. Revenue included in data management services generally includes a non-recurring fee for the design and implementation of the 9-1-1 OSS, conversion of the customer's data to the Company's systems, hiring and training of personnel, and other costs required to prepare for the processing of customer data. Non-recurring fees are recognized on the percentage-of-completion method over the period required to perform the tasks necessary to prepare for the processing of customer data. The Company's contracts also separately allow for a monthly service fee based on the number of subscriber records under management, which is recognized in the period in which the services are rendered. Data management services revenue also may include revenue from enhanced products and services, which may include non-recurring and/or monthly fees which are separately stated in the contract and are recognized in the period in which the services are performed.

     Revenue related to software license fees and implementation of the Company's 9-1-1 systems at customer sites is recognized using the percentage-of-completion method because the Company's software requires significant modification for each customer. Such contracts include a license fee for the use of the Company's software and service fees for the installation and customization of the system. The Company's costs to install its systems include direct labor, third-party license fees and miscellaneous expenses. Such costs are included in cost of licenses and implementation services.

     In applying the percentage-of-completion method, revenue and related costs are recognized based on the percentage that labor hours incurred to date compared to total estimated labor hours. Revenue recognized in excess of amounts billed is reflected as unbilled revenue and amounts billed in excess of revenue recognized are reflected as deferred contract revenue in the accompanying balance sheets. The Company recognizes any known or anticipated loss on contracts in process when such losses are determined to exist.

     Revenue from licenses and implementation services includes customer support revenue which is recognized ratably over the related contract period on a straight-line basis. Costs related to customer support revenue are included in cost of licenses and implementation services in the accompanying statements of operations.

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and investments in high-grade treasury bonds and commercial paper. The Company maintains its cash balances in the form of bank demand deposits, money market accounts, treasury bonds and commercial paper with original maturities less than ninety days. The Company's deposits and investments are with financial institutions that management believes are creditworthy and investments are high-grade. The Company's accounts receivable are from customers that are generally telecommunications service providers; accordingly, the Company's accounts receivable are concentrated in the telecommunications industry. The Company's principal customers (Note 10) accounted for 71% and 30% of the Company's accounts receivable as of December 31, 1999 and 1998, respectively. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

Research and Development

     Research and development efforts consist of salaries, supplies and other related costs. These costs are expensed as incurred and totaled approximately $1,740,000, $1,376,000 and $738,000 for the years ended December 31, 1999, 1998 and 1997, respectively. These costs are included in cost of data management services and licenses and implementation services in the accompanying statements of operations and do not include development costs incurred as part of the efforts performed under licenses and implementation services contracts with the Company's customers.

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

Fair Market Value of Financial Instruments

     Financial instruments include cash and cash equivalents, corporate debt securities, accounts receivable and debt obligations. The carrying amounts for cash and cash equivalents and accounts receivable approximate fair market value because of the short maturity of these instruments. The fair value of notes are estimated based on current rates available for debt with similar maturities and securities, and at December 31, 1999 and 1998, approximates the carrying value.

Investments in Marketable Securities

     The Company's investments in corporate debt securities are classified as held-to-maturity and are carried at the amortized cost basis. The investments had the following values at December 31, 1999 and 1998, respectively:

                                    Amortized/                          Gross Unrealized    Gross Unrealized
                                   Accreted Cost    Accrued Interest      Holding Gains      Holding Losses     Fair Value
                                   -------------    -----------------   ----------------    ----------------    ----------
Corporate Debt Securities,
 maturing within one year          $ 7,761,000         $(237,000)            $13,000            $ (2,000)       $ 7,535,000
Corporate Debt Securities,
 maturing after one year
 through five years                  2,054,000           (33,000)              3,000                  --          2,024,000
                                   -----------         ---------             -------            --------        -----------
Balances at December 31, 1998      $ 9,815,000         $(270,000)            $16,000            $ (2,000)       $ 9,559,000
                                   -----------         ---------             -------            --------        -----------

Corporate Debt Securities,
 maturing within one year          $12,165,000         $      --             $    --            $(10,000)       $12,155,000
Corporate Debt Securities,
 maturing after one year
 through five years                    993,000                --                  --              (2,000)           991,000
                                   -----------         ---------             -------            --------        -----------
Balances at December 31, 1999      $13,158,000         $      --             $    --            $(12,000)       $13,146,000
                                   ===========         =========             =======            ========        ===========

Income Taxes

     The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax basis of assets and liabilities. SFAS 109 also requires recognition of deferred tax assets for the expected future tax effects of loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, on a more likely than not basis, are not expected to be realized (Note 6).

Stock Based Compensation Plans

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") in accounting for its stock option and other stock-based compensation plans for employees and directors. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," for such options and stock-based plans for employees and directors (Note 4).

Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets.

Earnings Per Share

     The Company presents basic and diluted earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), which establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic income (loss) per share is determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted income (loss) per share includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. Potentially dilutive common stock options that were excluded from the calculation of diluted income per share because their effect is antidilutive totaled 1,085,747, 51,000 and 298,017 in 1999, 1998 and 1997, respectively.

     A reconciliation of the numerators and denominators used in computing per share net income from continuing operations is as follows:

                                                              Year Ended December 31,
                                              ----------------------------------------------------
                                                  1999                 1998                1997
                                               -----------          ----------          ----------
Numerator:
  Net income (loss) from continuing
   operations before extraordinary
   item (numerator for diluted loss
   per share)..........................        $(1,062,000)         $3,880,000          $4,783,000
  Dividends on Convertible Preferred
   Stock...............................                 --            (355,000)           (740,000)
  Common stock warrant put price
   adjustment..........................                 --             (77,000)             (8,000)
                                               -----------          ----------          ----------
    Numerator for basic income (loss)
       per share from continuing
       operations before extraordinary
        item...........................        $(1,062,000)         $3,448,000          $4,035,000
                                               -----------          ==========          ----------
 Denominator for basic income (loss)
   per share:
   Weighted average common shares
     outstanding.......................         10,989,091           6,433,564           1,857,413
                                               ===========          ==========          ==========
Denominator for diluted income (loss)
  per share:
  Convertible Preferred Stock..........                 --           3,051,900           6,188,575
  Weighted average common shares
    outstanding........................         10,989,091           6,433,564           1,857,413
  Options issued to employees..........                 --             752,863             720,605
  Putable common stock warrant.........                 --              96,229              22,223
                                               -----------          ----------          ----------
        Denominator for diluted
           income (loss) per share.....         10,989,091          10,334,556           8,788,816
                                               ===========          ==========          ==========

     Income (loss) per common share was computed as follows:

                                                                 Year Ended December 31,
                                                         ---------------------------------------
                                                          1999             1998            1997
                                                         ------           ------          ------
Basic income (loss) per share:
Income (loss) per share from continuing
  operations before extraordinary item........           $(0.10)          $ 0.53          $ 2.17
Loss per share from discontinued operations...            (0.02)              --           (1.56)
Loss per share from extraordinary item........               --            (0.14)             --
                                                         ------           ------          ------
      Basic income (loss) per share...........           $(0.12)          $ 0.39          $ 0.61
                                                         ======           ======          ======
Diluted income (loss) per share:
  Income (loss) per share from continuing
    operations................................           $(0.10)          $ 0.38          $ 0.54
  Loss per share from discontinued operations.            (0.02)              --           (0.33)
  Loss per share from extraordinary item......               --            (0.09)             --
                                                         ------           ------          ------
      Diluted income (loss) per share.........           $(0.12)          $ 0.29          $ 0.21
                                                         ======           ======          ======

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 133 and No. 137

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, management believes that Statement No. 133 will not significantly affect its financial condition and results of operations.

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

Staff Accounting Bulletin No. 101

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the second fiscal quarter of 2000. The Company is currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on its financial position and results of operations.

(3)  DISCONTINUED OPERATIONS

     On June 30, 1997, the Company sold the net assets of its Premise Products Division. The sale resulted in a net loss of $2,032,000. The net losses of this division are included in the statements of operations as loss from operations of discontinued division. Revenue from the division for the six months ended June 30, 1997 was $5,785,000. Net losses from operations of this division totaled $226,000 and $876,000 in 1999 and 1997, respectively, and are presented in the Company's financial statements as loss from operations of discontinued division. The loss from discontinued operations in 1999 resulted from final closeout of unassigned contracts and the transition of customers to the company that acquired this division.

(4)  STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock and Preferred Stock

     In March 1998, the Company's Board of Directors authorized an increase in common stock to 30,000,000 shares and authorized 15,000,000 shares of undesignated preferred stock. In 1998 the Company also retired 36,250 shares of treasury stock.

Mandatorily Redeemable Convertible Preferred Stock

     In connection with the Company's initial public offering in June 1998, the Company's mandatorily redeemable convertible preferred stock was converted on a one-for-one basis to common stock. Activity for 1997, 1998 and 1999 is as follows:

                                                                     Shares Issued and Outstanding
                                           ------------------------------------------------------------------------------------
                                            Series A     Series B    Series C   Series D    Series E     Series F      Total
                                           ----------   ----------   --------   --------   ----------   ----------   ----------
BALANCES, at December 31, 1996 and
1997...............................         1,515,152    1,010,101    442,328    912,123    1,083,381    1,225,490    6,188,575
                                           ----------   ----------   --------   --------   ----------   ----------   ----------
  Conversion of preferred stock to
   common stock.....................       (1,515,152)  (1,010,101)  (442,328)  (912,123)  (1,083,381)  (1,225,490)  (6,188,575)
                                           ----------   ----------   --------   --------   ----------   ----------   ----------
BALANCES, at December 31,
1998 and 1999...................                   --           --         --         --           --           --           --
                                           ==========   ==========   ========   ========   ==========   ==========   ==========

     The activity related to the liquidation or redemption value of Series A through Series F Convertible Preferred Stock for the periods ended December 31, 1997, 1998 and 1999 is as follows:

                                                                  Liquidation or Redemption Value
                                      --------------------------------------------------------------------------------------------
                                       Series A     Series B     Series C     Series D      Series E      Series F       Total
                                     -----------   -----------  ----------   ----------    -----------   -----------   -----------
BALANCES, at December 31,
  1996............................   $ 1,500,000   $ 1,000,000   $ 730,000   $ 2,242,000   $ 3,044,000   $ 5,333,000   $ 13,849,000
  Dividends accrued on
    Series D, E and F
    Convertible Preferred
    Stock.........................            --            --          --       129,000       211,000       400,000        740,000
                                     -----------   -----------   ---------   -----------   -----------   -----------   ------------
BALANCES, at December 31,
  1997............................     1,500,000     1,000,000     730,000     2,371,000     3,255,000     5,733,000     14,589,000
  Dividends accrued on
    Series D, E and F
    Convertible Preferred
    Stock.........................            --            --          --        62,000       101,000       192,000        355,000
 Conversion of Series A-F
  Convertible Preferred Stock to
  Common Stock....................    (1,500,000)   (1,000,000)   (730,000)   (2,433,000)   (3,356,000)   (5,925,000)   (14,944,000)
                                     -----------   -----------   ---------   -----------   -----------   -----------   ------------

BALANCES, at December 31,
  1998 and 1999...................   $        --           $  --        $  --        $  --         $  --         $  --         $  --
                                     ===========   ===========   =========   ===========   ===========   ===========   ============

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

Stock Subscriptions Receivable

     In September 1997, in connection with the sale of the Company's Premise Products Division, several former employees of the Company signed full recourse promissory notes to the Company to exercise their vested stock options. The notes accrue interest at 6.07% per annum. The Company extended the due date on the notes to March 20, 1999 and is pursuing collection of the note that remains unpaid.

Stock Option Plan

     The Company adopted the 1998 Stock Incentive Plan ("1998 Plan") effective June 23, 1998, which is a successor to the Company's 1990 Option Plan. As of December 31, 1999, a total of 3,257,647 shares have been authorized for issuance under the 1998 Plan, including shares authorized under the 1990 Option Plan. The shares reserved for issuance will increase automatically on the first trading day of each calendar year, beginning with the 1999 calendar year, by 3% of the number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year. The share reserve was increased by 326,590 shares under this provision in 1999. The 1998 Plan allows for issuances of options to officers, non-employee Board members and consultants, as provided for under the terms of the 1998 Plan.

Employee Stock Purchase Plan

     On March 18, 1998, the Company adopted an employee stock purchase plan ("ESPP") under which eligible employees may contribute up to 10% of their salaries through payroll deductions to purchase shares of the Company's common stock. The first offering period of the ESPP began March 1, 1998 and ended on December 31, 1998. Thereafter, offering periods will be successive six month periods. At the end of each offering period, amounts contributed by employees will be used to purchase shares of the Company's common stock at a price equal to 85%
of the lower of the closing price of the common stock on the first day or last day of the offering period. The Company's Board of Directors has authorized the issuance of up to 200,000 shares under the ESPP and may terminate the ESPP at any time. At March 1 of each year, the shares available under the ESPP will be restored to 200,000, although the Company's Board of Directors may elect to restore a lesser number of shares. The Company issued 38,679 and 61,105 shares under the ESPP in 1999 and 1998, respectively.

Statement of Financial Accounting Standards No. 123 ("SFAS 123")

     SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, provided that pro forma disclosures are made of net income or loss assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted under the 1998 Plan, which succeeds the 1990 Option Plan, during 1999, 1998 and 1997, using the Black-Scholes pricing model and the following weighted average assumptions:

                                                                1999               1998               1997
                                                              ---------          ---------          ---------
          Risk-free interest rate........................       5.40%              4.71%              6.41%
          Expected dividend yield........................       0.00%              0.00%              0.00%
          Expected lives outstanding.....................     4.8 years          4.4 years          5.0 years
          Expected volatility............................      78.614%            66.004%             0.001%

     To estimate lives of options for this valuation, it was assumed options will be exercised upon becoming fully vested. All options are initially assumed to vest. Cumulative compensation costs recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Because the Company's common stock was not yet publicly traded, the expected market volatility was assumed to be zero in 1997. In 1998 and 1999, the Company's common stock was not yet traded for an extended period of time, thus the expected market volatility was based on the stock prices of companies whose operations are similar to the Company's. Actual volatility of the Company's common stock may vary. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

     The total fair value of options granted under the 1998 Option Plan and the ESPP was computed to be approximately $2,630,000, $1,406,000 and $499,000 for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $496,000, $417,000 and $232,000 for 1999, 1998 and 1997, respectively.

     A summary of stock options under the 1998 Plan and the ESPP as of December 31, 1999, 1998 and 1997 and changes during the years then ended are presented below:

                                            1999                   1998                   1997
                                   -----------------------  ---------------------   ---------------------
                                                  Weighted               Weighted               Weighted
                                                   Average                Average                Average
                                                  Exercise               Exercise                Exercise
                                     Shares        Price      Shares      Price       Shares      Price
                                   ----------     --------  ----------   --------   ----------   --------
     Outstanding at beginning
       of year...................   1,339,880      $3.62     1,106,610      $3.03    1,073,908     $1.68
       Granted...................     740,364       5.15       379,211       5.81      270,016      6.93
       Exercised.................    (179,079)      2.56       (68,494)      0.54     (153,382)     1.00
       Canceled..................    (245,301)      5.43       (77,447)      8.64      (83,932)     2.46
                                   ----------               ----------              ----------
     Outstanding at end of
       year......................   1,655,864      $4.15     1,339,880      $3.62    1,106,610     $3.03
                                   ==========               ==========              ==========
     Weighted average fair
       value of options
       granted...................  $     3.38               $     3.19              $     1.80
                                   ==========               ==========              ==========

     The following table summarizes information about the options outstanding at December 31, 1999:

                                                              Options Outstanding                          Options Exercisable
                                                -----------------------------------------------         --------------------------
                                                                     Weighted
                                                                      Average          Weighted                           Weighted
                                                  Number             Remaining          Average           Number           Average
                    Range of                    Outstanding         Contractual        Exercise         Exercisable       Exercise
                 Exercise Prices                at 12/31/99            Life              Price          at 12/31/99         Price
                 ---------------                -----------         -----------        --------         -----------       -------
          $0.12 -- 0.30...................         184,509          1.19 years          $  .18            184,509         $  .18
          $0.75 -- 3.00...................         334,217          5.33 years            1.98            322,410           1.94
          $3.63 -- 5.13...................         679,103          9.13 years            4.39             90,292           4.09
          $6.00 -- 7.50...................         425,351          8.13 years            6.59             80,344           7.42
          $9.00 -- 12.75..................          32,684          8.30 years           11.93             16,078          12.02
                                                 ---------                              ------            -------         ------
                                                 1,655,864          7.21 years          $ 4.15            693,633         $ 2.62
                                                 =========                                                =======

     If the Company had accounted for its stock-based compensation plan in accordance with SFAS 123, the Company's net income from continuing operations would have been reported as follows:

                                                                               1999               1998              1997
                                                                           ------------        ----------        ----------
               Net income (loss) from continuing operations before
                 extraordinary item :
                 As reported..........................................      $(1,062,000)       $3,880,000        $4,783,000
                 Pro forma............................................      $(1,373,000)       $3,619,000        $4,638,000
               Basic net income (loss) per share from continuing
                 operations before extraordinary item:
                 As reported..........................................      $     (0.10)       $     0.53        $     2.17
                 Pro forma............................................      $     (0.12)       $     0.50        $     2.09
               Diluted net income (loss) per share from continuing
                 operations before extraordinary item:
                 As reported..........................................      $     (0.10)       $     0.38        $     0.54
                 Pro forma............................................      $     (0.12)       $     0.35        $     0.53

(5)  LONG-TERM DEBT

     At December 31, 1999 and 1998, long-term debt consisted of the following:

                                                                                                             December 31,
                                                                                                    -------------------------------
                                                                                                       1999                1998
                                                                                                    -----------         -----------
     Capitalized lease obligations for equipment due on various dates through December 1,
        2002, minimum monthly payments in varying amounts, currently approximately $189,000 including imputed interest ranging from 7.75% to 9.50% per annum, collateralized by
        the related assets with a net book value of $3,838,000 and $4,273,000, respectively...        4,009,000           4,409,000
     Less -- Current portion................................................................         (1,971,000)         (1,618,000)
                                                                                                    -----------         -----------
                                                                                                    $ 2,038,000         $ 2,791,000
                                                                                                    ===========         ===========

     The Company prepaid its $4,000,000 note payable to Banc One Capital Partners II, LLC on June 30, 1998 and incurred a prepayment premium equal to 4% of the amount, totaling $160,000. In addition, the Company wrote-off the remaining debt discount related to the note payable of $1,282,000. The prepayment penalty and write-off of the debt discount totaling $1,442,000 were recorded as an extraordinary item, net of the related income tax benefit of $533,000.

     Debt maturities of long-term debt as of December 31, 1999, are as follows:

                                                                               Capital
                                                                                Leases
                                                                              -----------
               2000...................................................        $ 2,250,000
               2001...................................................          1,633,000
               2002...................................................            537,000
                                                                              -----------
                                                                                4,420,000
               Less -- Amount related to interest.....................           (411,000)
                                                                              -----------
               Principal portion of future obligations................          4,009,000
               Less -- Current portion................................         (1,971,000)
                                                                              -----------
                                                                              $ 2,038,000
                                                                              ===========

(6)  INCOME TAXES

     The Company has operated in three countries, the United States, Canada and Australia. For income tax return reporting purposes, the Company has approximately $11,200,000 of net operating loss carryforwards and approximately $723,000 of tax credit carryforwards available to offset future federal taxable income or federal tax liabilities in the United States. The research and development credit and net operating loss carryforwards expire at various dates through 2019.

     The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and credit carryforwards available to be used in any given year upon the occurrence of certain events including significant changes in ownership of the Company. In accordance with certain provisions of the Internal Revenue Code of 1986, as amended (the "Code"), a greater than 50% change in ownership of a company within a three-year period results in an annual limitation on the Company's ability to utilize its net operating loss carryforwards from tax periods prior to the ownership change.

     Deferred income tax assets and liabilities at December 31, 1999 and 1998, were as follows:

                                                                            December 31,
                                                               --------------------------------------
                                                                   1999                       1998
                                                               -----------                 ----------
          Current -
            Accrued liabilities and other.......               $   640,000                 $  852,000
            Deferred revenue....................                    70,000                    200,000
            Net operating loss carryforwards....                        --                  1,179,000
            Less - Valuation allowance..........                   (57,000)                  (206,000)
                                                               -----------                 ----------
                                                                   653,000                  2,025,000
                                                               -----------                 ----------
          Noncurrent -
            Depreciation differences............                (1,057,000)                  (901,000)
            Net operating loss carryforwards....                 4,150,000                  1,974,000
            Tax credit carryforwards............                   723,000                    675,000
            Less -- Valuation allowance.........                  (393,000)                  (244,000)
                                                               -----------                 ----------
                                                                 3,423,000                  1,504,000
                                                               -----------                 ----------
                                                               $ 4,076,000                 $3,529,000
                                                               ===========                 ==========

     The Company recorded an income tax benefit of $568,000 in 1999 as it believes that it is more likely than not that the net operating loss generated will be utilized against future earnings. As of December 31, 1998, the Company reversed $1,689,000 of the valuation allowance on part of its deferred tax assets, as the Company believes it is more likely than not that such tax benefits will be realized. Approximately $533,000 of the income tax benefit in 1998 was allocated to the extraordinary loss on early extinguishment of debt.

     Management believes the remaining tax assets of $450,000 as of December 31, 1999 relate to tax credits that do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for such net tax assets.

     The components of the benefit for income taxes attributable to income from operations as of December 31, 1999, 1998 and 1997, were as follows:

                                                                                    December 31,
                                                                 -----------------------------------------------------
                                                                   1999                1998                  1997
                                                                 ---------           ---------            -----------
          Current provision --  state..................          $      --           $      --            $   172,000
          Deferred benefit, federal and state..........           (468,000)           (912,000)            (2,500,000)
                                                                 ---------           ---------            -----------
          Income tax benefit...........................          $(468,000)          $(912,000)           $(2,328,000)
                                                                 =========           =========            ===========

     The components of the provision (benefit) for income taxes attributable to income from discontinued operations as of December 31, 1999, 1998 and 1997, were as follows:

                                                              December 31,
                                             ------------------------------------------
                                                1999             1998            1997
                                             ----------       ----------      ---------
               Current provision --
                 Foreign...............      $       --       $       --       $100,000
                                             ==========       ==========       ========
               Deferred benefit --
                 Federal...............       $(100,000)       $      --       $     --
                                              =========        =========       ========

     A reconciliation of income tax benefit computed by applying the federal income tax rate of 34% to income from continuing operations before income taxes as of December 31, 1999, 1998 and 1997, is as follows:

                                                                                                December 31,
                                                                                    -------------------------------------
                                                                                      1999          1998          1997
                                                                                    --------    -----------    ----------
               Computed normal tax (benefit) provision............................  $(631,000)  $   700,000    $   835,000
               Tax effect of permanent differences and other......................    124,000         9,000         34,000
               State tax, net of federal tax impact...............................    (61,000)       68,000        113,000
               Change in valuation allowance attributable to
                 continuing operations............................................         --    (1,689,000)    (3,310,000)
                                                                                    ---------   -----------    -----------
               Income tax benefit.................................................  $(568,000)  $  (912,000)   $(2,328,000)
                                                                                    =========   ===========    ===========

     The benefit for income taxes is attributable to continuing operations and discontinued operations in 1999, 1998 and 1997 is as follows.

                                                                                        December 31,
                                                                        ----------------------------------------------
                                                                           1999             1998              1997
                                                                        ---------        -----------       -----------
          Provision (benefit) attributable to continuing
            operations...........................................       $(468,000)       $   777,000       $   982,000
          Change in valuation allowance attributable to
            continuing operations................................              --         (1,689,000)       (3,310,000)
                                                                        ---------        -----------       -----------
          Net benefit attributable to continuing operations.....         (468,000)          (912,000)       (2,328,000)
                                                                        ---------        -----------       -----------
          Benefit attributable to discontinued operations.......         (100,000)                --          (797,000)
          Change in valuation allowance attributable to
            discontinued operations                                            --                 --           897,000
                                                                        ---------        -----------       -----------
          Net provision attributable to discontinued operations.         (100,000)                --           100,000
                                                                        ---------        -----------       -----------
                    Total income tax benefit....................        $(568,000)       $  (912,000)      $(2,228,000)
                                                                        =========        ===========       ===========

(7)  COMMITMENTS

     The Company leases its office and research facilities and certain equipment under operating lease agreements which expire through November 2003. Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $1,370,000, $1,030,000 and $718,000, respectively. Future minimum lease obligations under these agreements are as follows:

                    2000..........................   $1,580,000
                    2001..........................    1,553,000
                    2002..........................    1,552,000
                    2003..........................       36,000
                                                     ----------
                              Total...............   $4,721,000
                                                     ==========

(8)  EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) plan under which eligible employees may defer up to 15% of their compensation. The Company may make matching contributions and discretionary contributions if approved by the Board of Directors. For 1998 and 1997, no employer matching or discretionary contributions were made to the 401(k) plan. However, in February 1999, the Company's Board of Directors approved a matching contribution for employees, which was effective April 1, 1999. The Company matches 50% of employee contributions up to 6% of the employee's salary, not to exceed $1,000 in 1999 and 2000, respectively. Matching contributions will vest 35%, 70% and 100% for one, two and three years of service, respectively.

(9)  RELATED PARTY TRANSACTION

     The Company provides data management and certain consulting services to and leases equipment from entities in which a stockholder of the Company has an ownership interest. A representative of the stockholder was a member of the Company's Board of Directors until December 2, 1999. The Company received net proceeds of approximately $6,979,000, $6,735,000 and $6,959,000 in 1999, 1998
and 1997, respectively, pursuant to these agreements. Amounts due to the stockholder under the capital lease agreements net of amounts due to the Company for services rendered as of December 31, 1999 and 1998 were $3,262,000 and $3,962,000, respectively. The leases have interest rates ranging from 7.75% to 9.50%, require monthly payments and have expiration dates varying through October 2002.

(10) REPORTABLE SEGMENTS AND MAJOR CUSTOMERS

Reportable Segments

     The Company has two reportable segments, data management services and licenses and implementation services. The Company measures its reportable segments based on revenue for each segment and costs directly related to each segment. General and administrative, sales and marketing and other costs are not measured by segment. Data management services include the provisioning of an outsourcing solution for 9-1-1 data management to customers, including ILECs, CLECs, wireless carriers and state and local governments. Licenses and implementation services include the licensing, customization and installation of the Company's 9-1-1 software solutions. Substantially all of the Company's customers are in the United States.

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

Major Customers

     Revenue from certain customers exceeded 10% of total revenue for the respective year as follows: 27%, 27% and 26% in 1999; 27%, 25% and 21% in 1998 and 30%, 29% and 22% in 1997. Contracts with certain of these customers have a ten-year duration and provide for fixed monthly fees based upon the number of subscriber records managed and upon the services selected by the customer. All of these customers are in the Company's data management services segment.

(11) LEGAL MATTERS

     The Company is subject to various claims and business disputes in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management anticipates that the ultimate outcome of the issues will not have a material impact on the financial statements. Federal and state regulations governing 9-1-1 service provisioning have typically applied to local exchange services providers. The Company plans to provide 9-1-1 services directly to state and local governments rather than local exchange carriers in certain areas. Since this is the first time that such services have been provided in this manner, the regulations are being challenged and clarified for the first time. The Company believes that the services it provides are within the scope of the existing regulations and that any challenges to the regulations will be decided in the Company's favor. However, if the regulations are challenged and are not decided in the Company's favor, the Company may be prohibited from expanding its services to certain markets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item, insofar as it relates to directors and executive officers, will be contained in the definitive Proxy Statement with respect to the Company's 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement"), and is hereby incorporated by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item will be contained in the 2000 Proxy Statement and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item will be contained in the 2000 Proxy Statement and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be contained in the 2000 Proxy Statement and is hereby incorporated by reference thereto.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(1)  Financial Statements

     The financial statements filed as part of this report are listed on the index to financial statements on page 32.

(2)  Financial Statement Schedules

     All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the Financial Statements or Notes thereto.

(3)  Exhibits

Exhibit
Number                                 Description
-------                                -----------
    3.1*          -- Amended and Restated Certificate of Incorporation of the
                  Company
    3.2*          -- Restated Bylaws of the Company to be effective upon the closing of the offering.
    4.1*          -- Form of Certificate for Common Stock.
    4.2*          -- Reference is made to Exhibits 3.1 and 3.2.
   10.1*          -- Fourth Amended and Restated Registration Rights Agreement, dated
                  March 5, 1996.
   10.2*          -- 1990 Stock Option Plan.
   10.3*          -- 1998 Stock Incentive Plan.
   10.4*          -- 1998 Employee Stock Purchase Plan, as amended.
   10.5*          -- Form of Directors' and Officers' Indemnification Agreement.
   10.6*+         -- 9-1-1 Services Agreement between Ameritech Information Systems,
                  Inc. and SCC Communications Corp., signed August 31, 1994.
   10.7*+         -- Agreement for Services between SCC Communications Corp. and U S
                  West Communications, Inc. dated December 28, 1995.
   10.8*+         -- Services Agreement No. PR-9026-L between SCC Communications Corp.
                  and BellSouth Telecommunications, Inc. dated October 13, 1995.
   10.9*+         -- Wireless E9-1-1 Agreement between SCC Communications Corp. and
                  Ameritech Mobile Communications, Inc. dated April 1998
   10.10*+        -- Asset Purchase Agreement between SCC Communications Corp. and
                  Printrak International, Inc., dated July 18, 1997.
   10.11*         -- Amendment One to Asset Purchase Agreement between SCC
                  Communications Corp. and Printrak International, Inc.
   10.12*         -- Bank One Loan Agreement dated April 15, 1997, effective as of July
                  1, 1996.
   10.13*         -- Banc One Capital Partners and SCC Communications Corp. Senior
                  Subordinated Note and Warrant Purchase Agreement, dated November 20,
                  1997.
   10.14*         -- Banc One Senior Subordinated Note due November 30, 2003.
   10.15*         -- Banc One Warrant Certificate.
   10.16*         -- Banc One and SCC Communications Corp. Option Agreement, dated
                  November 20, 1997.
   10.17*         -- Banc One and SCC Communications Corp. Registration Rights
                  Agreement, dated November 20, 1997.
   10.18*         -- Co-Sale Agreement, dated November 20, 1997, between SCC
                  Communications Corp., George Heinrichs, John Sims, Nancy Hamilton,
                  The Hill Partnership III, Ameritech Development Corporation,
                  Boston Capital Ventures Limited Partnership and Banc One Capital
                  Partners.
   10.19*         -- Preemptive Rights Agreement between Banc One Capital Partners and
                  SCC Communications Corp.
   10.20*         -- Master Lease Agreement Between Ameritech Credit Corporation and SCC
                  Communications Corp., dated March 11, 1996.
   10.21*+        -- Consulting Agreement Between SCC Communications Corp. and Ameritech
                  Mobile Communications, Inc. dated October 27, 1997.
   10.22*         -- Bank One Loan Change in Terms Agreement effective as of April 15,
                  1998.
   10.23#         -- Employment Agreement between Nancy Hamilton and SCC Communications Corp.
     23.1         -- Consent of Arthur Andersen LLP, Independent Public Accountants.
     27.1         -- Financial Data Schedule.

* Incorporated by reference to identically numbered exhibits included in the Registrant's Registration Statement on Form S-1 (File No. 333-49767), as amended.

+    Confidential treatment has been requested for a portion of these Exhibits.

# Incorporated by reference to identically numbered exhibits included in the Registrant's 1998 Form 10-K.

(4)  Reports on Form 8-K

None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized, as of March 28, 2000.


                                 SCC COMMUNICATIONS CORP.

                                 By:         /s/  Carol Nelson
                                 ------------------------------------------
                                                Carol Nelson
                                          Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 28, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

          Signature                                                            Title
          ---------                                                            -----

  /s/  George K. Heinrichs                                       President, Chief Executive Officer
----------------------------                                       and Director (Principal Executive
     George K. Heinrichs                                           Officer)


    /s/  Carol Nelson                                            Chief Financial Officer
----------------------------                                       (Principal Financial and Accounting
       Carol Nelson                                                Officer)


   /s/  Stephen O. James                                         Director
----------------------------
     Stephen O. James


  /s/  Darrell A. Williams                                       Director
----------------------------
    Darrell A. Williams


    /s/  David Kronfeld                                          Director
----------------------------
      David Kronfeld

   /s/  Mary Beth Vitale                                         Director
----------------------------
     Mary Beth Vitale


    /s/  Winston J. Wade                                         Director
----------------------------
      Winston J. Wade