Form 10-K/A
period 1999-12-31
SCC COMMUNICATIONS CORP
filed 2000-04-28
CIK 924505

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-K/A NO. 1

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

   The undersigned Registrant hereby amends and restates the information required by Part III (Items 10, 11, 12 and 13) of the previously filed Annual Report on From 10-K for the year ended December 31, 1999.

============================================================================

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company's Directors and executive officers is as follows:

  George K. Heinrichs    A co-founder of SCC, Mr. Heinrichs has served as our
                         President and one of our directors since 1979 and as our Chief Executive Officer since 1995. Mr. Heinrichs is 42 years old.

  Carol L. Nelson        Ms. Nelson has served as our Chief Financial Officer
                         since July 1999. From May 1994 to July 1999, Ms. Nelson was our Controller and then Director of Finance, except during the period October 1996 to October 1997, when she was the Director of Accounting at Coram Healthcare.
                         From June 1987, to May 1994, Ms. Nelson worked at
                         Arthur Andersen LLP in various roles, the last of which was Audit Manager. Ms. Nelson is 34 years old and is a CPA.

  Stephen O. James       Mr. James has served as one of our directors since
                         October 1999. Mr. James has been an independent executive business consultant since 1993. Mr. James is 56 years old.

  David Kronfeld         Mr. Kronfeld has served as one of our directors since
                         March 1998, and previously served as one of our directors from February 1992 to June 1996. Mr. Kronfeld is the founder and Manager of JK&B Capital L.L.C. since its founding in October 1995. Since 1989, Mr. Kronfeld has been a general partner of Boston Capital Ventures
                         Limited Partnership, Boston Capital Ventures II Limited
                         Partnership, Boston Capital Ventures III L.P. and
                         Boston Capital Ventures, all of which are venture capital funds. Mr. Kronfeld currently serves as a director of MPower Communications, Inc. and Phone.com,
                         Inc. Mr. Kronfeld is 52 years old.

  Philip B. Livingston   Mr. Livingston has served as one of our directors since
                         April 2000. Since January 1999, Mr. Livingston has been the President and Chief Executive Officer of Financial
                         Executives Institute. From August 1995 to November
                         1998, Mr. Livingston was the Senior Vice President and
                         Chief Financial Officer for Catalina Marketing
                         Corporation. From March 1993 to July 1995, Mr.
                         Livingston was the Vice President and Chief Financial
                         Officer for Celestial Seasonings, Inc. Mr. Livingston is 43 years old.

  Mary Beth Vitale       Ms. Vitale has served as one of our directors since
                         October 1999. Since March 2000, Ms. Vitale has been the
                         CEO and President of Westwind Media. Ms. Vitale was the
                         President and Chief Operating Officer of RMI.NET from
                         December 1998 through February 2000. Ms. Vitale was the
                         President-Western States for AT&T in 1997 and held several positions, including Vice President and Corporate Officer, Local Service Organization, Western
                         Region for AT&T from 1994 to 1996. Ms. Vitale is 46 years old.

  Winston J. Wade        Mr. Wade has served as one of our directors since
                         October 1999. Mr. Wade was the Chief Executive Officer of MediaOne Malaysia from 1997 to 1999 and the Managing
                         Director of MediaOne India, BPL/US West from 1996 to
                         1997. From 1981 through 1995, Mr. Wade held several positions with US West, including Vice President-
                         Network Operations, Vice President-Network
                         Infrastructure, Vice President-Technical Services and
                         President-Information Technologies Group. Mr. Wade currently serves as a director of Transcrypt
                         International, Inc. Mr. Wade is 61 years old.

  Darrell A. Williams    Mr. Williams has served as one of our directors from
                         February 1998 to December 2, 1999 and from January 18,
                         2000 to the present. Since January 2000, Mr. Williams has been Chief Investment Officer of the Telecommunications Development Fund. From 1992 to
                         December 1999, Mr. Williams was with Ameritech
                         Development Corporation, last serving as Vice
                         President, Venture Capital. Mr. Williams is 40 years old.

Meetings of the Board of Directors

The board of directors held 6 meetings during 1999. Each director attended at least 75% of the board meetings during their term.

Board Committees

The board of directors has appointed an audit committee, a compensation committee and an executive staffing committee. It has not appointed a standing nominating committee.

The audit committee met once during 1999.  The audit committee:

  . reviews the scope and results of the annual audit of our consolidated financial statements conducted by our independent accountants;

  .  reviews the scope of other services provided by independent auditors;

  . reviews proposed changes in our financial and accounting standards and principles and in our policies and procedures for our internal accounting, auditing and financial controls; and

  . makes recommendations to the board of directors on the engagement of the independent accountants.

The audit committee currently consists of Darrell Williams, Winston Wade and Mary Beth Vitale. Prior to December 2, 1999, the committee consisted of David Kronfeld and Darrell Williams, each of whom attended the meeting of the audit committee in 1999.

The compensation committee met once during 1999.  The compensation committee:

  . reviews and acts on matters relating to compensation levels and benefits plans for our executive officers and key employees; and

  . is responsible for granting stock options and other awards to be made under our existing incentive compensation plans.

The compensation committee currently consists of George Heinrichs, Darrell Williams, Winston Wade and Mary Beth Vitale. From April 1998 through June 1999, the compensation committee was composed of two directors, Mr. Williams and John
G. Hill, each of whom attended the meeting of the compensation committee in 1999. Mr. Hill retired from the board of directors in June 1999.

The executive staffing committee was created on December 2, 1999. The executive staffing committee:

  .  reviews and acts on matters relating to executive staffing issues

  . gives executive management guidance on executive management requirements and qualifications.

  . assists executive management in the recruitment and selection of qualified individuals.

The executive staffing committee currently consists of Winston Wade, Mary Beth Vitale and Stephen James. This committee did not meet in 1999.

Compliance with Reporting Requirements

Section 16(a) of the Securities Exchange Act requires our executive officers, our directors and persons who own more than ten percent of a registered class of our equity securities, to file initial ownership reports on Form 3 and changes in ownership on Form 4 or 5 with the SEC. These executive officers, directors and ten-percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of these forms, together with written representations from reporting persons that all reports required of them during the year were filed, we believe that all Section 16(a) reports applicable to our executive officers, directors and ten-percent stockholders with respect to reportable transactions during the fiscal year ended December 31, 1999 were filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation earned during the year ended December 31, 1999 by our named officers, who consist of our chief executive officer and our two other executive officers who earned more than $100,000 in salary and bonus in 1999.

                          SUMMARY COMPENSATION TABLE

                                                                                                            Long-Term
                                                                                                          Compensation
                                                                                                          -------------
                                                                                                             Awards
                                                                                                          -------------
                                                                                                           Securities
                                                                              Annual Compensation          Underlying
                                                                       ---------------------------------
                Name and Principal Position                    Year       Salary($)          Bonus($)       Option(#)
------------------------------------------------------------  ------   ---------------   ---------------  -------------
George K. Heinrichs                                             1999      $245,000          $120,000 (2)      66,667
President and Chief Executive Officer                           1998       233,333            84,812 (1)          --

Nancy K. Hamilton                                               1999       185,000                --              --
Senior Vice President and Chief Financial Officer               1998       179,167            47,118 (1)          --

Carol Nelson                                                    1999       106,750             1,052 (2)      61,766
Chief Financial Officer

(1)  Bonuses included in 1998 were earned in 1998 but paid in 1999.
(2)  Bonuses included in 1999 were earned in 1999 but paid in 2000.

Ms. Hamilton resigned in May 1999. Ms. Nelson became Chief Financial Officer in July 1999.

Options listed in the table were granted under the 1998 Stock Option Plan. See "--Option Grants During Last Fiscal Year."

Option Grants During Last Fiscal Year

The following table sets forth information regarding the stock option grants made to each of the Named Officers in the 1999 fiscal year.

                     OPTION GRANTS DURING LAST FISCAL YEAR

                                                    Percent of
                                                      Total
                                   Number of         Options                                           Potential Realizable Value at
                                   Securities       Granted to        Exercise                           Assumed Annual Rates of
                                   Underlying       Employees           Price                          Stock Price Appreciation for
                                     Options           in                Per         Expiration                Option Term (2)
                                                                                                     -------------------------------
Name                               Granted(1)        Fiscal Year        Share            Date             5%                10%
----                             -------------     --------------    ------------   -------------    ------------    ---------------
George K. Heinrichs                  66,667              9.0%           $4.938         7/29/2009        $207,033         $524,663
Nancy K. Hamilton                        --               --                --                --              --               --
Carol Nelson                         11,766              1.6             4.938         7/29/2009          36,539           92,597
Carol Nelson                         50,000              6.7             6.125         12/2/2009         192,599          488,084

(1) The options were granted to each of the Named Officers pursuant to the 1998 Stock Option Plan. Each option vests 24% one year from the date of grant and 2% each month thereafter.
(2) The five percent and ten percent assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission. There can be no assurance provided to the option holder or any other holder of the Company's securities that the actual stock price appreciation over the ten-year option term will be at the assumed five percent and ten percent levels or at any other defined level.

Option Exercises and Holdings

The following table sets forth information regarding exercises of stock options during the year ended December 31, 1999 and exercisable and unexercisable options held as of December 31, 1999 by each of the named officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                            Number of Securities               Value of Unexercised
                            Shares                         Underlying Unexercised              In-the-Money Options
                           Acquired                     Options at Fiscal Year-End(#)          at Fiscal Year-End($)
                              on          Value       --------------------------------   ----------------------------------
Name                      Exercise(#)   Realized($)     Exercisable     Unexercisable      Exercisable      Unexercisable
----                      -----------   -----------   --------------  ----------------   ---------------  -----------------
George K. Heinrichs               --      $     --           296,567           106,399        $1,254,813            $84,696
Nancy K. Hamilton             20,001        61,670           140,149                --           368,654                 --
Carol Nelson                      --            --             8,452            73,314             5,249             23,273

The value realized by each option exercised equals the total market price of the shares purchased, based on the last sale price of the common stock on the Nasdaq National Market on the exercise date, minus the total exercise price paid for those shares.

The value of each unexercised option is based on a market price of $5.875 per share, the last sale price of the common stock on the Nasdaq National Market on December 31, 1999, minus the per share exercise price, multiplied by the number of shares underlying the option.

Employment and Severance Arrangements

Until her resignation in May 1999, Nancy Hamilton was employed as our Senior Vice President and Chief Financial Officer pursuant to an employment agreement with us dated February 9, 1999. Under the employment agreement, Ms. Hamilton is working as a part-time employee of SCC until May 2000, in exchange for the continuation of her base salary and benefits. Under the agreement, Ms. Hamilton's options vested in full as of May 1999.

Compensation Committee Interlocks and Insider Participation

The compensation committee currently consists of Darrell Williams, Winston Wade and Mary Beth Vitale. Mr. Williams, Mr. Wade and Ms. Vitale have never been officers or employees of SCC. From April 1998 through June 1999, the compensation committee consisted of Mr. Williams and John Hill, who resigned from the board in June 1999.

None of the named officers have ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board or compensation committee.

Director Compensation

We reimburse our directors for all reasonable and necessary travel and other incidental expenses incurred in connection with their attendance at meetings of the board and committees of the board. In addition, all board members are eligible for compensation equal to $1,000 for each board and committee meeting attended in person and $500 for each telephonic board and committee meeting. Such compensation is payable in cash or stock at the director's discretion. Board members may be paid additional amounts for consulting services that extend beyond their normal board duties, although no such payments were made to date.

Under the Discretionary Option Grant Program, each individual who first became a non-employee Board member was automatically granted an option to purchase 30,000 shares of Common Stock on the date such individuals joined the Board.

Compensation Committee Report on Executive Compensation

The compensation committee reviews and acts on matters relating to compensation levels and benefits plans for our executive officers and key employees. The compensation committee also provides for grants of stock awards, stock options, stock appreciation rights and other awards to be made under our existing incentive compensation plans.

General Compensation Policy. The fundamental policy of the compensation committee is to provide our executive officers with competitive compensation opportunities based upon their contribution to our development and financial success and their personal performance. The compensation committee's objective is to have a portion of each executive officer's compensation contingent on our performance as well as on the executive officer's own level of performance. Accordingly, the compensation package for each executive officer is comprised of three elements: (1) base salary, which principally reflects an executive officer's performance and is designed primarily to be competitive with salary levels in the industry; (2) bonus, which principally reflects our performance; and (3) long-term incentive compensation, which strengthens the mutuality of interests between our executive officers and stockholders.

Factors. The principal factors that the compensation committee considered in ratifying the components of each executive officer's compensation package for 1999 are summarized below. The compensation committee may apply entirely different factors in advising the chief executive officer and the board of directors with respect to executive compensation for future years.

  . Base Salary. The suggested base salary for each executive officer is determined on the basis of experience, personal performance, the salary levels in effect for comparable positions within and outside the industry, and internal base salary comparability considerations. The weight given to each of these factors differs from individual to individual, as the compensation committee deems appropriate.

  . Bonus. The compensation committee may suggest a bonus for each executive officer determined on the basis of our performance, personal performance, and the bonus levels in effect for comparable positions within and outside the industry. The compensation committee establishes annual bonus amounts for each executive officer based on the bonus levels for comparable positions, and earned bonus amounts are based on performance results. The weight given to each of these factors differs from individual to individual, as the compensation committee deems appropriate. In addition, the compensation committee may from time to time award additional cash bonuses when it determines those bonuses to be in our best interest.

  . Long-Term Incentive Compensation. Long-term incentives are provided primarily through grants of stock options. The grants are designed to align the interests of each executive officer with those of the stockholders and to provide each individual with a significant incentive to manage SCC from the perspective of an owner with an equity stake. Each option grant allows the executive officer to acquire shares of the common stock at a fixed price per share, typically equal to the market price on the grant date, over a specified period of time of up to ten years. Options generally become exercisable in installments over a 50-month period, contingent upon an executive officer's continued employment with SCC. Accordingly, an option grant generally provides a return to the executive officer only if the executive officer remains employed by us during the vesting period, and then only if the market price of the underlying shares appreciates. The number of shares subject to each option grant is set at a level intended to create a meaningful opportunity for stock ownership based on the executive officer's current position, the base salary associated with that position, the size of comparable awards made to individuals in similar positions within the industry, the executive officer's potential for increased responsibility and promotion over the option term, and the executive officer's personal performance in recent periods. The compensation committee also considers the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that executive officer. The compensation committee does not adhere to any specific guidelines as to the relative option holdings of our executive officers. Both Mr. Heinrichs and Ms. Nelson were granted options in 1999 as shown in the Summary Compensation Table.

CEO Compensation. SEC regulations require the board of directors to disclose the basis for compensation paid to George Heinrichs, our President and Chief Executive Officer, in 1999 and to discuss the relationship between our performance factors and Mr. Heinrichs' performance in 1999. In advising the board with respect to Mr. Heinrichs' compensation, the compensation committee seeks to establish a level of base salary competitive with that paid by companies of comparable size within the industry and by companies outside of the industry with which we compete for executive talent. The base salary established for Mr. Heinrichs for 1999 on the basis of the foregoing criteria was intended to provide a level of stability and certainty each year. Accordingly, this element of compensation was not affected to any significant degree by our performance factors.

Although the Company incurred losses during 1999, the Company was very successful in a number of key areas. Management completed several major strategic objectives that provide a strong foundation for SCC's future success. These include market demonstration and acceptance of the Direct Services model, launch of EWE, closure of several key contracts, growth in subscribers managed, creation of the 2000 Initiative Strategy and the passage of key Federal legislation which was important for the Company. Based on these accomplishments, the compensation committee awarded Mr. Heinrichs a bonus and option grants.

Compliance with Internal Revenue Code Section 162(m). As a result of Section 162(m) of the Internal Revenue Code, we are not allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1,000,000 per officer in any year. This limitation applies to all compensation paid to the covered executive officers that is not considered to have been performance based. The management incentive compensation plan contains provisions intended to ensure that any compensation deemed paid in connection with the exercise of stock options granted under the plan with an exercise price equal to the market price of the common stock on the grant date will qualify as performance-based compensation. The compensation committee does not expect that the compensation that will be paid to either of our executive officers during 2000 will exceed $1,000,000.

                                        COMPENSATION COMMITTEE
                                                  Mary Beth Vitale
                                                  Winston J. Wade
                                                  Darrell A. Williams



Stock Performance Graph

The graph depicted below shows a comparison of cumulative total stockholder returns for us, the Nasdaq Stock Market-US Index and a stock index comprised of companies in a line of business similar to our during the same period.

                             [GRAPH APPEARS HERE]

The graph covers the period from June 24, 1998, the initial date of the registration of our common stock under the Securities Exchange Act, to December 31, 1999. The graph assumes that $100 was invested on June 24, 1998 in our common stock and in each index, and that any dividends were reinvested. No cash dividends have been declared on our common stock.


Benefit Plans

1998 Stock Incentive Plan

  The Company's 1998 Stock Incentive Plan (the "1998 Plan") is intended to serve as the successor equity incentive program to the Company's 1990 Stock Option Plan, as amended (the "Predecessor Plan"). The 1998 Plan was adopted by the Board and the stockholders on April 7, 1998 (the "Plan Effective Date").

  A total of 2,560,768 shares of Common Stock have been authorized for issuance under the 1998 Plan, including automatic increases to date. The share reserve automatically increases on the first trading day of each calendar year, beginning with the 1999 calendar year, by an amount equal to 3% of the total number of shares of Common Stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 731,000 shares. To the extent any unvested shares of Common Stock issued under the Predecessor Plan are repurchased by the Company after the date on which the Common Stock is first registered under
Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), at the exercise price paid per share, in connection with the holder's termination of service, those repurchased shares will be added to the reserve of Common Stock available for issuance under the 1998 Plan, but in no event shall more than 476,776 shares be added to the reserve from such repurchases. In no event may any one participant in the 1998 Plan receive option grants, separately exercisable stock appreciation rights or direct stock issuances for more than 500,000 shares of Common Stock in the aggregate per calendar year.

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

  The 1998 Plan is divided into five separate components: (i) the Discretionary Option Grant Program, under which eligible individuals in the Company's employ or service (including officers, non-employee Board members and consultants) may, in the Plan Administrator's discretion, be granted options to purchase shares of Common Stock at an exercise price not less than their fair market value on the grant date; (ii) the Stock Issuance Program, under which such individuals may, in the Plan Administrator's discretion, be issued shares of Common Stock directly, through the purchase of such shares at a price not less than their fair market value at the time of issuance or as a bonus tied to the performance of services; (iii) the Salary Investment Option Grant Program, which may, in the Plan Administrator's discretion, be activated for one or more calendar years and thereby allow executive officers and other highly compensated employees the opportunity to invest a portion of their base salary in special below-market stock option grants; (iv) the Automatic Option Grant Program, under which option grants will automatically be made at periodic intervals to eligible non-employee Board members to purchase shares of Common Stock at an exercise price equal to their fair market value on the grant date; and (v) the Director Fee Option Grant Program, which may, in the Plan Administrator's sole discretion, be activated for one or more calendar years and thereby allows non-employee Board members the opportunity to apply all or any portion of the annual retainer fee otherwise payable to them in cash each year to the acquisition of special below-market option grants. The Discretionary Option Grant and Stock Issuance Program are effective. The implementation date, if any, of the Automatic Option Program, the Salary Investment Option Grant Program and the Director Fee Option Program will be decided by the Compensation Committee.

  The Discretionary Option Grant Program and the Stock Issuance Program are administered by the Compensation Committee. The Compensation Committee as Plan Administrator has complete discretion to determine which eligible individuals are to receive option grants or stock issuances under those programs, the time or times when such option grants or stock issuances are to be made, the number of shares subject to each such grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the Federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance, and the maximum term for which any granted option is to remain outstanding. The Compensation Committee also has the exclusive authority to select the executive officers and other highly compensated employees who may participate in the Salary Investment Option Grant

Program in the event that program is activated for one or more calendar years, but neither the Compensation Committee nor the Board will exercise any administrative discretion with respect to option grants made under the Salary Investment Option Grant Program or under the Automatic Option Grant or Director Fee Option Grant Program for the non-employee Board members.

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

  Should the Automatic Option Grant Program be activated in the future, each individual who first becomes a non-employee Board member will automatically be granted an option to purchase 15,000 shares of Common Stock on the date such individual joins the Board, provided such individual has not been in the prior employ of the Company. In addition, on the date of each Annual Stockholders Meeting, each non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 3,000 shares of Common Stock, provided such individual has served on the Board for at least six months.

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

  The federal income tax consequences of the issuance and exercise of options under the 1998 Plan are summarized below. the summary is based on federal income tax laws in effect as of the date hereof. The summary does not constitute tax advice and, among other things, does not address possible state, local or foreign tax consequences.

  The grant of an option will have no tax consequences for the grantee or SCC. In general, the grantee will have no taxable income upon the exercise of an incentive stock option if the applicable incentive stock option holding period is satisfied (except that the alternative minium tax may apply) and SCC will is satisfied (except that the alternative minimum tax may apply) and SCC will have no deduction upon exercise of the incentive stock option. Upon exercising a non-qualified option, the grantee will recognize ordinary income in an amount equal to the difference between the fair market value on the date of exercise of the stock acquired on exercise and the option exercise price; SCC will be entitled to a deduction in the same amount, subject to the possible applicability of the $1,000,000 limitation on deductibility under Section 162(m) of the Code. Generally, there will be no tax consequence to SCC in connection with a disposition of shares acquired on exercise of an option, except that SCC may be entitled to a deduction upon disposition of shares acquired on exercise of an incentive stock option before the applicable holding period has been satisfied.

  Under current rulings of the IRS, a grantee who pays the exercise price for an option with SCC Common Stock does not recognize gain or loss with respect to the disposition of the stock transferred in payment of the option price. However, the grantee normally will recognize ordinary income upon the exercise of a non-qualified option in the manner discussed above. The grantee's basis in a number of acquired shares equal to the number surrendered will be the same as the grantee's basis in the surrendered shares; the grantee's basis in any additional shares received will be equal to the amount of income the grantee recognizes upon exercise of the option.

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

Management Incentive Compensation Plan

No formal plan was in place during 1999; however, on April 19, 2000, the Board approved a discretionary bonus of $120,000 for Mr. Heinrichs for 1999.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Owned by Directors, Executive Officers and Greater-than-5% Stockholders

The following table sets forth certain information as of March 31, 2000, with respect to the beneficial ownership of the common stock by (1) each person that we know owns of record or beneficially more than 5% of the outstanding common stock, (2) each of the named officers, (3) each director, and (4) all current executive officers and directors as a group.

In accordance with SEC rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power and any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after March 31, 2000 through the exercise of any stock option. Except as noted below, we believe that the persons named in the table have sole voting and investment power with respect to the shares of common stock set forth opposite their names. Percentage of beneficial ownership is based on 11,152,236 shares of common stock outstanding as of March 31, 2000. Except as noted, the address of each of our executive officers and directors is in care of SCC Communications Corp., 6285 Lookout Road, Boulder, Colorado 80301.

                                                                                         Shares  Beneficially Owned
                                                                                   -------------------------------------------
Name and Address of Beneficial Owner                                                  Number                     Percent
------------------------------------                                               ---------------              -------------
David Kronfeld (1).........................................................         1,476,790                       13.2%
Boston Capital Ventures Limited Partnership (2)............................         1,219,626                       10.9
          45 School Street
          Boston, Massachusetts 02109
SBC Communications Inc. (3)................................................         1,645,214                       14.8
          175 E. Houston Street
          San Antonio, Texas  78205
George A. Heinrichs (4)....................................................           485,257                        4.2
Nancy K. Hamilton (5)......................................................           123,791                        1.1
          5755 Central Avenue
          Boulder, Colorado 80301
Carol L. Nelson (6)........................................................            16,748                        *
Stephen O. James...........................................................            10,330                        *
Darrell A. Williams (3)....................................................               740                        *
Winston J. Wade.............................................................              403                        *
Mary Beth Vitale............................................................              330                        *
Philip B. Livingston........................................................               --                        *
All directors and executive officers as a group (6 persons) (7).............        1,990,598                       17.4

_____________

*    Less than 1%.

(1) Includes 1,219,626 shares held by Boston Capital Ventures III Limited Partnership, 171,223 shares held by JK&B Capital Limited Partnership, 85,611 shares held by JK&B Capital II Limited Partnership and 330 shares held by Mr. Kronfeld. The general partner of Boston Capital Ventures III Limited Partnership is BD Partners Limited Partnership. David Kronfeld, a director of SCC, is a general partner of certain of the entities associated with the Boston Capital Ventures entities. The general partner of JK&B Capital Limited Partnership and of JK&B Capital II Limited Partnership is JK&B Management LLC and Mr. Kronfeld is the manager of JK&B Management LLC. Mr. Kronfeld disclaims beneficial ownership of any of the shares owned Boston Capital Ventures III Limited Partnership, JK&B Capital Limited Partnership and JK&B Capital II Limited Partnership, except to the extent of his pecuniary interest in certain of such entities.

(2) Includes 1,219,626 shares held by Boston Capital Ventures III Limited Partnership. The general partner of Boston Capital Ventures III Limited Partnership is BD Partners Limited Partnership. David Kronfeld, a director of SCC, is a general partner of certain of the entities associated with the Boston Capital Ventures entities. Mr. Kronfeld disclaims beneficial ownership of any of the shares owned Boston Capital Ventures III Limited Partnership, except to the extent of his pecuniary interest in certain of such entities.

(3) SBC Venture Capital Corporation (formerly known as Ameritech Development Corporation) is a wholly owned subsidiary of Ameritech Corporation which was acquired by SBC Communications Inc. in 1999. Darrell Williams, a director of SCC, was a Vice President of SBC Venture Capital Corporation until December 1999. Ameritech Corporation, as the sole stockholder of SBC Venture Capital Corporation, has voting and investment control over the shares held by SBC Venture Capital Corporation. Mr. Williams disclaims beneficial ownership of such shares.

(4) Includes options to purchase 310,966 shares of common stock exercisable within 60 days of March 31, 2000. Includes 1,539 shares held by Mr. Heinrichs' minor daughter and 1,539 shares held by Mr. Heinrichs' minor son.

(5) Includes options to purchase 108,792 shares of common stock exercisable within 60 days of March 31, 2000. Ms. Hamilton resigned as our Chief Financial Officer effective May 20, 1999.

(6) Includes options to purchase 10,452 shares of common stock exercisable within 60 days of March 31, 2000.

(7) Includes options to purchase 321,418 shares of common stock which are exercisable within 60 days of March 31, 2000. See Notes (1), (3), (4) and
     (6).

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our certificate of incorporation generally eliminates directors' personal liability to us and our stockholders for monetary damages for breaches of fiduciary duties. The certificate of incorporation does not eliminate or limit the personal liability of a director for (1) any breach of the director's duty of loyalty to us or our stockholders, (2) any act or omission not in good faith or involving intentional misconduct or a knowing violation of law, (3) any unlawful payment of dividends or unlawful stock repurchase or redemption or (4) any transaction from which the director derived an improper personal benefit.

Our by-laws provide that we shall indemnify our directors and executive officers to the fullest extent permitted under the Delaware General Corporation Law and that we may indemnify our other officers, employees and agents as set forth in the Delaware General Corporation Law. In addition, we have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements require us to indemnify our directors and executive officers against specified liabilities that may arise by reason of their status or service as directors or executive officers of SCC or other entities to which they provide service at our request. The indemnification agreements also require that we advance expenses to our directors and executive officers incurred as a result of any proceeding against them as to which they could be indemnified. The indemnification agreements do not provide indemnification for liabilities arising from intentional or knowing and culpable violations of law. We intend to execute similar indemnification agreements in the future with other individuals who become directors or executive officers of SCC. We believe the indemnification agreements are desirable to attract and retain qualified directors and executive officers. We have obtained an insurance policy covering our directors and officers for claims that they may otherwise be required to pay or for which we are required to indemnify them.

We provide 9-1-1 operations support systems, or OSS, services pursuant to a 9-1-1 service agreement dated August 31, 1994 with Ameritech Information Systems. Under a master lease dated March 11, 1996, we lease personal property from Ameritech Credit Corporation. Ameritech Information Systems and Ameritech Credit Corporation are affiliates of Ameritech Development Corp., which beneficially owned approximately 14.8% of our common stock as of February 29, 2000. Under these agreements, we received net proceeds of approximately $6,979,000 in 1999.

We believe that the terms of the transactions described above were no less favorable to us than would have been obtained from an unaffiliated third party. Any further transactions between us and any of our officers, directors or principal stockholders will be on terms no less favorable to us than could be obtained from unaffiliated third parties and will be approved by a majority of the independent and disinterested members of the board of directors.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized, as of April 28, 2000.


                                        SCC COMMUNICATIONS CORP.


                                        By:         /s/ Carol Nelson
                                        --------------------------------------
                                                          Carol Nelson
                                                      Chief Financial Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of April 28, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

                           Signature                                          Title
                           ---------                                          -----
              /s/ George K. Heinrichs                         President, Chief Executive Officer
       -----------------------------------------------------     and Director (Principal
                 George K. Heinrichs                             Executive Officer)


                  /s/ Carol Nelson                            Chief Financial Officer
       -----------------------------------------------------     (Principal Financial and
                    Carol Nelson                                 Accounting Officer)


                  /s/ Stephen O. James                        Director
       -----------------------------------------------------
                    Stephen O. James


               /s/ Philip B. Livingston                       Director
       -----------------------------------------------------
                 Philip B. Livingston


                 /s/ Darrell A. Williams                      Director
       -----------------------------------------------------
                   Darrell A. Williams


                  /s/ David Kronfeld                          Director
       -----------------------------------------------------
                      David Kronfeld


                  /s/ Mary Beth Vitale                        Director
       -----------------------------------------------------
                    Mary Beth Vitale


                   /s/ Winston J. Wade                        Director
       -----------------------------------------------------
                     Winston J. Wade