Form 10-Q
period 2000-03-31
SCC COMMUNICATIONS CORP
filed 2000-05-15
CIK 924505

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


  As of April 28, 2000, there were 11,230,045 shares of the Registrant's Common Stock outstanding.



================================================================================

                                     INDEX

                            PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements.........................................................            2
 Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999................            2
 Statements of Operations for the three-months ended March 31, 2000 and 1999
  (Unaudited).........................................................................            4

 Statements of Cash Flows for the three-months ended March 31, 2000 and 1999
  (Unaudited).........................................................................            5

 Notes to Financial Statements (Unaudited)............................................            6
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
 Operations...........................................................................            8

Item 2A - Factors That May Affect Future Results......................................           13
Item 3 - Quantitative and Qualitative Disclosures About Market Risk...................           20

                         PART II - OTHER INFORMATION

Item 1 - Legal Proceedings............................................................           21
Item 2 - Changes in Securities and Use of Proceeds....................................           21
Item 3 - Defaults on Senior Securities................................................           22
Item 4 - Submission of Matters to a Vote of Security Holders..........................           22
Item 5 - Other Information............................................................           22
Item 6 - Exhibits and Reports on Form 8-K.............................................           22
Signatures............................................................................           23

                            SCC COMMUNICATIONS CORP.

                                 BALANCE SHEETS
                             (dollars in thousands)



                                                                      March 31,       December 31,
                                                                        2000              1999
                                                                      --------           --------
                                                                    (Unaudited)
    ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.................................           $ 11,477           $  8,354
 Short-term investments....................................              9,940             12,165
 Accounts receivable, net of allowance for doubtful
  accounts of approximately $58 in 2000 and 1999...........              1,706              2,255
 Unbilled revenue..........................................              1,227                846
 Prepaids and other........................................                590                548
 Deferred income taxes -- current portion..................                653                653
                                                                      --------           --------
   Total current assets....................................             25,593             24,821
                                                                      --------           --------

PROPERTY AND EQUIPMENT, at cost:
 Computer hardware and equipment...........................             25,812             25,411
 Furniture and fixtures....................................              1,006                933
 Leasehold improvements....................................                941                915
                                                                      --------           --------
                                                                        27,759             27,259
 Less -- Accumulated depreciation..........................            (16,949)           (15,753)
                                                                      --------           --------
   Total property and equipment............................             10,810             11,506
                                                                      --------           --------

OTHER ASSETS...............................................                 78                 86
LONG-TERM INVESTMENTS......................................                994                993

DEFERRED INCOME TAXES -- NONCURRENT........................              3,423              3,423

SOFTWARE DEVELOPMENT COSTS, net of accumulated
  amortization of $646 and $575 in 2000  and 1999,
  respectively.............................................                983                951
                                                                      --------           --------
                                                                      $ 41,881           $ 41,780
                                                                      ========           ========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                            SCC COMMUNICATIONS CORP.

                                 BALANCE SHEETS
                             (dollars in thousands)



                                                                                           March 31,         December 31,
                                                                                             2000               1999
                                                                                           ---------         ------------
                                                                                          (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..................................................................      $      535         $        752
  Payroll-related accruals..........................................................             874                  786
  Other accrued liabilities.........................................................           1,641                1,641
  Property and other tax liabilities................................................             772                  792
  Current portion of capital lease obligations......................................           2,140                1,971
  Deferred contract revenue.........................................................           1,345                  865
                                                                                            --------             --------
          Total current liabilities.................................................           7,307                6,807

LONG-TERM DEBT:
  Capital lease obligations, net of current portion.................................           1,926                2,038
                                                                                            --------             --------
          Total liabilities.........................................................           9,233                8,845
                                                                                            --------             --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 15,000,000 shares
     authorized; none issued or outstanding.........................................              --                   --
  Common stock, $.001 par value; 30,000,000 shares
    authorized; 11,152,236 and 11,104,111 shares issued
    in 2000 and 1999, respectively...................................................             11                   11
  Additional paid-in capital........................................................          44,053               43,925
  Stock subscriptions receivable....................................................             (33)                 (33)
  Accumulated deficit...............................................................         (11,383)             (10,968)
                                                                                            --------             --------
          Total stockholders' equity................................................          32,648               32,935
                                                                                            --------             --------
                                                                                            $ 41,881             $ 41,780
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

                            SCC COMMUNICATIONS CORP.

                            STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)
                                   Unaudited



                                                                  Three Months Ended March 31,
                                                                  ---------------------------
                                                                  2000                    1999
                                                              -----------             -----------
REVENUE:
  ILEC Business Unit.....................................    $      6,658             $     6,564
  CLEC Business Unit.....................................           1,699                     598
  Wireless Business Unit.................................             681                     454
  Direct Business Unit...................................             287                      --
                                                              -----------             -----------
         Total revenue...................................           9,325                   7,616
COSTS AND EXPENSES:
  ILEC Business Unit.....................................           3,877                   3,605
  CLEC Business Unit.....................................             559                     408
  Wireless Business Unit.................................           1,049                     936
  Direct Business Unit...................................             942                     360
  Sales and marketing....................................           1,352                   1,280
  General and administrative.............................           1,543                   1,203
  Research and development...............................             629                     415
                                                              -----------             -----------
         Total costs and expenses........................           9,951                   8,207
                                                              -----------             -----------
LOSS FROM OPERATIONS.....................................            (626)                   (591)
OTHER INCOME (EXPENSE):
  Interest and other income..............................             303                     273
  Interest and other expense.............................             (92)                   (115)
                                                              -----------             -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES......            (415)                   (433)
BENEFIT FOR INCOME TAXES.................................              --                     176
                                                              -----------             -----------
LOSS FROM CONTINUING OPERATIONS..........................            (415)                   (257)
LOSS FROM OPERATIONS OF DISCONTINUED DIVISION, net of tax              --                    (109)
                                                              -----------             -----------
NET LOSS.................................................     $      (415)            $      (366)
                                                              ===========             ===========


NET LOSS PER SHARE (Note 2):
  Basic and diluted......................................     $     (0.04)            $     (0.03)
                                                              ===========             ===========

SHARES USED IN COMPUTING NET LOSS PER SHARE  (Note 2):
  Basic and diluted......................................      11,130,338              10,890,422
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

                            SCC COMMUNICATIONS CORP.

                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   Unaudited

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                                    ----------------
                                                                                      2000     1999
                                                                                    -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................................          $  (415)  $  (366)
  Adjustments to reconcile net loss to net cash provided by
    Operating activities --
    Amortization and depreciation.........................................            1,273     1,253
    Accretion of and interest accrued on investments......................              (85)     (146)
    Deferred income tax benefit...........................................               --      (242)
    Change in --
      Accounts receivable.................................................              549     2,317
      Unbilled revenue....................................................             (381)      209
      Prepaids and other..................................................              (34)      (40)
      Accounts payable....................................................             (217)     (161)
      Accrued liabilities.................................................               68      (580)
      Deferred contract revenue...........................................              480      (895)
                                                                                    -------   -------
        Net cash provided by operating activities.........................            1,238     1,349
                                                                                    -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment...................................             (506)     (678)
  Purchase of investments.................................................           (3,941)   (2,402)
  Sale of investments.....................................................            6,250        --
  Software development costs..............................................             (103)     (205)
                                                                                    -------   -------
        Net cash provided by (used in) investing activities...............            1,700    (3,285)
                                                                                    -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations.........................             (479)     (471)
  Proceeds from equipment lease...........................................              536        --
  Exercise of stock options...............................................              128         8
  Payments received from stock subscriptions..............................               --        18
                                                                                    -------   -------
        Net cash provided by (used in) financing activities...............              185      (445)
                                                                                    -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................            3,123    (2,381)
CASH AND CASH EQUIVALENTS, beginning of period............................            8,354    10,266
                                                                                    -------   -------
CASH AND CASH EQUIVALENTS, end of period..................................          $11,477   $ 7,885
                                                                                    =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest................................          $    92   $   116
                                                                                    =======   =======
  Cash paid during the period for taxes...................................          $   118   $   151
                                                                                    =======   =======
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
  Property acquired with capital leases..................................           $    --   $   754
                                                                                    =======   =======

  The accompanying notes to financial statements are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

  The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K.

NOTE 2 - EARNINGS PER SHARE

  "Basic income (loss) per share" is determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. "Diluted income (loss) per share" includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. Potentially dilutive common stock options that were excluded from the calculation of diluted income per share because their effect is antidilutive totaled 907,788 and 1,187,006 for the three months ended March 31, 2000 and 1999, respectively.

NOTE 3 - REPORTABLE SEGMENTS

  The Company has five reportable segments, or "business units": Incumbent Local Exchange Carrier ("ILEC"), Competitive Local Exchange Carrier ("CLEC"), Wireless, Direct, and Corporate. The Company measures its reportable business units based on revenue and costs directly related to each business unit. Substantially all of the Company's customers are in the United States. The Company's business units are segmented based on the type of customer each business unit serves. The ILEC, CLEC and Wireless business units address ILEC, CLEC and wireless carriers, respectively. The Direct business unit addresses sales, either directly or indirectly, to state and local government entities. The Corporate business unit captures costs that are not directly related to a specific Business Unit. These segments are managed separately because the nature of and resources used for each segment is unique.

  Revenue and costs are segregated in the Statement of Operations for the reportable segments. The Company does not segregate assets between the segments as it is impractical to do so.

(dollars in thousands)

------------------------------------------------------------------------------------------------------------------------
                               ILEC               CLEC              WIRELESS            DIRECT             CORPORATE
                            March 31,          March 31,           March 31,           March 31,            March 31,
                         -----------------------------------------------------------------------------------------------
                         2000     1999      2000     1999      2000     1999        2000      1999      2000       1999
                         -----------------------------------------------------------------------------------------------

Revenue                 $6,658  $6,564    $1,699    $ 598  $    681   $  454   $     287     $  --     $  --       $ --

Direct costs             3,877   3,605       559      408     1,049      936         942       360        --         --
Sales and marketing        351     464       122      106       108      151         314        50       457        509
General and
 administrative             --      --        --       --        --       --          --        --     1,543      1,203
Research and
 development               121      93        86       30       139       39         185       253        98         --
                        ------  ------    ------    -----   -------  -------   ---------   -------  --------  ---------
    Total                4,349   4,162       767      544     1,296    1,126       1,441       663     2,098      1,712

Operating income
 (loss)                  2,309   2,402       932       54      (615)    (672)     (1,154)     (663)   (2,098)    (1,712)
Other income, net           --      --        --       --        --       --          --        --       211        158
                        ------  ------    ------    -----   -------  -------   ---------   ------- ---------  ---------
Income (loss) before
 income taxes            2,309   2,402       932       54      (615)    (672)     (1,154)     (663)   (1,887)    (1,554)

Income tax benefit          --      --        --       --        --       --          --        --        --        176
                        ------  ------    ------    -----   -------  -------   ---------   -------  --------  ---------

Net income (loss)
 from continuing
 operations before
 extraordinary item      2,309   2,402       932      54       (615)    (672)     (1,154)     (663)   (1,887)    (1,378)

Loss from operations
 of discontinued
 division, net of tax      --       --       --       --         --        --         --        --        --       (109)
                        ------  ------    ------    -----   -------  -------   ---------   -------  --------  ---------
Net income (loss)      $2,309  $ 2,402   $  932    $  54    $  (615)  $  (672)  $ (1,154)  $  (663) $ (1,887)  $ (1,487)
                       ======  =======   ======    =====    =======   =======   ========   =======  ========   ========
-----------------------------------------------------------------------------------------------------------------------

                            TOTAL
                            March 31,
                         -------------
                         2000       1999
                         ----       ----

Revenue               $ 9,325    $ 7,616

Direct costs            6,427      5,309
Sales and marketing     1,352      1,280
General and
 administrative         1,543      1,203
Research and
 development              629        415
                      -------    -------
    Total               9,951      8,207

Operating income
 (loss)                  (626)      (591)

Other income, net         211        158
                      -------    -------
Income (loss) before
 income taxes            (415)      (433)

Income tax benefit         --        176
                      -------    -------

Net income (loss)
 from continuing
 operations before
 extraordinary item      (415)      (257)

Loss from operations
 of discontinued
 division, net of tax      --       (109)
                      -------    -------
Net income (loss)     $  (415)   $  (366)
                      =======    =======
------------------------------------------------------------------------------------------------------------------------

 .   Information for 1999 has been reclassified to reflect the realignment of various business units. Licenses and implementation services are now included in the ILEC Business Unit. ILEC, CLEC, Wireless and Direct and Wireless were formerly included in Data Management Services.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 and No. 137

  In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.
In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. The Comapny does not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, management believes that Statement No. 133 will not significantly affect its financial condition and results of operations.

Staff Accounting Bulletin No. 101

  In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company is required to ascertain the accounting impact of SAB 101 no later than the Company's second fiscal quarter of 2000. The Company is continuing to review the application of SAB 101 to its financial statements and in particular the extent to which it will require the Company to change its revenue recognition policies. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the Company will need to restate its first quarter 2000 operating results to reflect a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company is currently reviewing SAB 101 to determine if a change in its revenue recognition policies will be necessary for it to comply with SAB 101 or, if a change is required, the extent to which that change might have a material affect on its reported operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "ITEM 2A. FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW.

Overview

  We are the leading provider of 9-1-1 data management services to ILECs, CLECs and wireless carriers in the United States. We manage the data that enable a 9-1-1 call to be routed to the appropriate public safety agency with accurate and timely information about the caller's identification and location. We were incorporated in July 1979 in the State of Colorado under the name Systems Concepts of Colorado, Inc. and were reincorporated in September 1993 in the State of Delaware under the name SCC Communications Corp. Prior to 1995, substantially all of our revenue was derived from the sale of software licenses and related implementation services to ILECs and public safety agencies. During 1994, we began investing in infrastructure to provide our 9-1-1 OSS solution to telephone operating companies seeking to outsource such operations. We signed our first 9-1-1 data management services contract in August 1994 and continue to add to the number of records under management. We began to recognize revenue from wireless carriers in the third quarter of 1997, and continue to increase the number of live wireless subscribers managed. In addition, we signed a contract with the General Services Commission of the State of Texas in November 1998, representing the first time that a state agency has endeavored to centralize 9-1-1 OSS and data management services with a neutral third party.

  Each of our Business Units provides an outsourcing solution for its respective customer bases' 9-1-1 data management. Revenue generally includes a non-recurring initial fee for the design and implementation of the solution, conversion of the customer's data to our systems, hiring and training of personnel, and other costs required to prepare for the processing of customer data. Non-recurring fees are recognized on the percentage-of-completion method over the period required to perform the tasks necessary to prepare for the processing of customer data. Our contracts also separately allow for a monthly service fee based on the number of subscriber records under management, which is recognized in the period in which the services are rendered. Related costs are expensed as they are incurred. We may also offer our customers enhanced products or services, for which revenue is recognized in the period that the work is performed. Our revenue breaks down as a percent of total revenue as follows:

                                           Three Months Ended March 31
                                          ----------------------------
                                           2000                  1999
                                           ----                  ----
         ILEC Business Unit                 72%                    86%
         CLEC Business Unit                 18%                     8%
         Wireless Business Unit              7%                     6%
         Direct Business Unit                3%                     0%

  During the three months ended March 31, 2000 and 1999, we recognized approximately 71% and 84%, respectively, of total revenue from Ameritech, BellSouth Inc. and U S WEST, each of which accounted for greater than 10% of our total revenue in such periods.

  As of December 31, 1999, we had net operating loss carryforwards of $11.2 million available to offset future net income for U.S. federal income tax purposes. Since we expect to incur losses in the near term related to development costs for new commercial products, future taxable income may not be sufficient to realize additional deferred tax assets that will be created by the projected net operating losses. Consequently, we presently expect our statement of operations will not reflect tax benefits for projected operating losses to be incurred during 2000.

  In June 1997, we sold the net assets of our Premise Products Division. The sale of our Premise Products Division resulted in a net loss from the sale of $2.0 million. Net loss from operations of this division, net of tax, totaled $109,000 in the first quarter of 1999, and is presented in our financial statements as loss from operations of discontinued division. This loss resulted from final closeout of unassigned contracts and the transition of customers to the company that acquired this division.

  Historically, substantially all of our revenue has been generated from sales to customers in the United States. However, we have generated revenue in Canada and intend to enter additional international markets, which may require significant management attention and financial resources. International sales are subject to a variety of risks. See "Item 2A. Factors That May Affect Future Results."

  Our quarterly and annual operating results have varied significantly in the past. The variation in operating results will likely continue and may intensify. We believe that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating results may continue to fluctuate as a result of many factors, including the length of the sales cycles for new or existing customers, the size, timing or duration of significant customer contracts, fluctuations in number of subscriber records under management, timing or duration of service offerings, rate of adoption of wireless services by Public Safety Answering Points, efforts expended to accelerate the introduction of certain new products, our ability to hire, train and retain qualified personnel, increased competition, changes in operating expenses, changes in our strategy, the financial performance of our customers, changes in telecommunications legislation and regulations that may affect the competitive environment for our services, and general economic factors. Our contracts for 9-1-1 data management services generally include a separate non-recurring fee for the design and implementation of services, conversion of the customer's data to our systems, hiring and training of personnel, and other costs required to prepare for the processing of customer data, and therefore, we may recognize significantly increased revenue for a short period of time upon commencing services for a new customer.

  Our expense levels are based in significant part on our expectations regarding future revenue. Our revenue is difficult to forecast because the market for our services is evolving rapidly and the length of our sales cycle, the size and timing of significant customer contracts and license fees and the timing of recognition of non-recurring initial fees vary substantially among customers. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall could therefore have a material adverse effect on our business, financial condition and results of operations. We expect to incur expenses of approximately $10 million in 2000 for research, development and marketing to expand our product offerings. As of March 31, 2000 we have invested approximately $300,000. In addition, we hired additional employees in 1999 and expect to continue hiring additional employees during 2000. We also began leasing office space in Texas in December 1999, from which we will perform some of our operations. We cannot assure you that we can report operating profits or that our investments in research and development will generate future revenue. Failure to do so could have a material adverse effect on our business, financial condition and results of operations.

  We are currently reviewing the potential impact of adopting Staff Accounting Bulletin No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in our financial statements. If we determine that our revenue recognition policies will need to be changed to be in compliance with SAB 101, we will be required to restate our first quarter 2000 results to reflect the cumulative change in accounting principle as if SAB 101 had been implemented on January 1, 2000. See "Recently Issued Accounting Pronouncements."

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Total Company

  Total revenue increased 22%, from $7.6 million in the first quarter of 1999 to $9.3 million in the first quarter of 2000. Total direct costs increased 21%, from $5.3 million in the first quarter of 1999 to $6.4 million in the first quarter of 2000, representing 70% and 69% of total revenue, respectively.

ILEC Business Unit

  ILEC revenue increased 1%, from $6.6 million in the first quarter of 1999 to $6.7 million in the first quarter of 2000, representing 86% and 72% of total revenue for such periods, respectively. The recurring portion of ILEC revenue increased 10% from the first quarter of 1999 to the same period in 2000. ILEC revenue increased due to an increase in the number of records under management, offset by a decrease in non-recurring fees for enhanced services. ILEC direct costs increased 8%, from $3.6 million in the first quarter of 1999 to $3.9 million in the first quarter of 2000, representing 55% and 58% of ILEC revenue for such periods, respectively. Costs increased due to the hiring of additional systems operations staff and increased systems maintenance costs to accommodate growth. ILEC sales and marketing expenses decreased 24%, from $464,000 in the first quarter of 1999 to $351,000 in the first quarter of 2000, representing 7% and 5% of ILEC revenue for such periods, respectively. The decrease in sales and marketing costs is due to a reduction in product management staff in late 1999 and early 2000. ILEC research and development costs increased 30%, from $93,000 in the first quarter of 1999 to $121,000 in the first quarter of 2000, representing 1% and 2% of ILEC revenue for such periods, respectively. ILEC research and development costs increased due to the development of new features related to our core operating systems.

CLEC Business Unit

  CLEC revenue increased 184%, from $598,000 in the first quarter of 1999 to $1.7 million in the first quarter of 2000, representing 8% and 18% of total revenue for such periods, respectively. CLEC revenue increased due to an increase in the number of records under management for new and existing customers and additional non-recurring revenue recognized on new customers signed in late 1999 and in the first quarter of 2000. CLEC direct costs increased 37%, from $408,000 in the first quarter of 1999 to $559,000 in the first quarter of 2000, representing 68% and 33% of CLEC revenue for such periods, respectively. The dollar increase in CLEC costs is due to the hiring of additional CLEC operations staff to assist with the continued growth in records under management. The percent decrease in CLEC costs is due mainly to volume efficiencies gained by the growth in records managed. CLEC sales and marketing expenses increased 15%, from $106,000 in the first quarter of 1999 to $122,000 in the first quarter of 2000, representing 18% and 7% of CLEC revenue for such periods, respectively. The increase in CLEC sales and marketing expenses is due to the hiring of additional sales personnel to accommodate the growth in the CLEC Business Unit and increased direct marketing campaign costs. CLEC research and development costs increased 187%, from $30,000 in the first quarter of 1999 to $86,000 in the first quarter of 2000, representing 5% of CLEC revenue for both periods. CLEC research and development costs increased due to the development of Local Number Portability (LNP) software applications.

Wireless Business Unit

  Wireless revenue increased 50%, from $454,000 in the first quarter of 1999 to $681,000 in the first quarter of 2000, representing 6% and 7% of total revenue for such periods, respectively. Wireless revenue increased due to an increase in the number of records under management and one-time fees related to system capacity expansion to accommodate wireless carriers. Wireless costs increased 12%, from $936,000 in the first quarter of 1999 to $1.1 million in the first quarter of 2000, representing 206% and 154% of Wireless revenue for such periods, respectively. Costs increased due to the hiring of additional systems operations staff and increased systems maintenance and telephone line costs to accommodate growth. Wireless direct cost as a percentage of Wireless revenue decreased as the increase in subscribers managed grows to cover more of the
infrastructure costs.   Wireless sales and marketing expenses decreased 28%,
from $151,000 in the first quarter of 1999 to $108,000 in the first quarter of 2000, representing 33% and 16% of Wireless revenue for such periods, respectively. The decrease in Wireless sales and marketing expenses is primarily due to a reduction in sales travel costs. Wireless research and development costs increased 256% from $39,000 in the first quarter of 1999 to $139,000 in the first quarter of 2000, representing 9% and 20% of Wireless revenue for such periods, respectively. Wireless research and development costs increased due to the development of improvements to our general wireless database application in 2000.

Direct Business Unit

  Direct revenue increased from $0 in the first quarter of 1999 to $287,000 in the first quarter of 2000, representing 0% and 3% of total revenue for such periods, respectively. Direct revenue increased due to the transition of records in the State of Texas beginning in 2000. Direct costs increased 161%, from $360,000 in the first quarter of 1999 to $942,000 in the first quarter of 2000. Costs increased due to the additional personnel and system infrastructure needed to implement the State of Texas contract and to manage records that have
been transitioned.   In addition, we opened an office in Texas to supplement our
operations in late 1999.   Direct sales and marketing expenses increased 528%
from $50,000 in the first quarter of 1999 to $314,000 in the first quarter of 2000. The increase in sales and marketing costs is due to the hiring of additional sales personnel to support the State of Texas contract and the new EWE (Early Warning & Evacuation) product. Direct research and development costs decreased 27%, from $253,000 in the first quarter of 1999 to $185,000 in the first quarter of 2000. Direct research and development costs decreased due to the completion of the first EWE product release in 1999.

Corporate Business Unit

  Corporate general and administrative expenses increased 28%, from $1.2 million in the first quarter of 1999 to $1.5 million in the first quarter of 2000, representing 16% and 17% of total revenue for such period, respectively. Corporate general and administrative expenses increased due to the addition of corporate legal personnel and outside legal fees to address legislative and regulatory issues, the hiring of additional human resources staff to accommodate headcount growth in 2000, and corporate consulting costs. Corporate sales and marketing expenses decreased 10%, from $509,000 in the first quarter of 1999 to $457,000 in the first quarter of 2000, representing 7% and 5% in total revenue for such periods, respectively. Corporate sales and marketing expenses decreased due to the reallocation of certain resources from marketing-related activities to legislative and regulatory affairs activities, reduction in headcount for general corporate product marketing and a reduction in tradeshow and marketing consulting fees.

Corporate research and development of $98,000 in the first quarter of 2000 represents labor and associated travel and consulting costs related to the research and development of new product offerings.

  Net other income increased 34%, from $158,000 in the first quarter of 1999 to $211,000 in the first quarter of 2000, representing 2% of total revenue for both periods. Other income increased due to interest income earned from investments and the reduction in interest expense related to the repayment of certain capital leases.

  The benefit for income taxes decreased 100%, from $176,000 in the first quarter of 1999 to zero in the first quarter of 2000. We expect to incur losses in the near term related to development costs for new commercial products and future taxable income may not be sufficient to realize additional deferred tax assets that will be created by the projected net operating losses. Consequently, we presently expect our statement of operations will not reflect tax benefits for projected operating losses to be incurred during 2000.

  The loss from operations of discontinued division, net of tax, for the first quarter of 1999 represents the costs related to the final closeout of unassigned contracts related to our Premise Products division, which was sold in 1997, and the transition of customers to the company that acquired this division.

Liquidity and Capital Resources

  Since our inception we have funded our operations with cash provided by operations, supplemented by equity and debt financing and leases on capital equipment. As of March 31, 2000, we had $22.4 million in cash and cash equivalents and investments in marketable securities.

  We borrowed approximately $536,000 under our capital lease line secured by capital equipment in the three months ended March 31, 2000, and repaid $479,000 and $471,000 of capital lease obligations during the three months ended March 31, 2000 and 1999, respectively. Additionally, we used $609,000 and $883,000 during the three months ended March 31, 2000 and 1999, respectively, for the purchase of capital assets and software development. We anticipate that our level of spending for capital expenditures in the first quarter of 2000 will continue, although we currently have no material commitments for capital expenditures.

  We are in the process of renewing our line of credit with a bank equal to $2.0 million, which is available to meet operating needs. The interest rate on amounts borrowed under the line of credit is equal to the bank's prime rate or the one, two or three month Libor rate plus 2.25% per annum. The line of credit will be collateralized by certain of our assets. As of March 31, 2000, no borrowings were outstanding on the line of credit.

  We also have a $2.0 million capital lease line with a bank, which is available to meet capital acquisition needs that arise from normal business operations. The interest rate on capital leased under the lease line is equal to the bank's cost of funds at the time of each lease. Separate lease schedules are signed from time to time. Each lease schedule is collateralized by the assets that are being leased. Each lease has its own termination date, typically 36 months. As of March 31, 2000, $1.1 million was outstanding on the capital lease line.

  We expect to incur research, development and marketing expenses of up to $10 million to expand our product offerings. This may require up to $13 million in cash due to the capital expenditure requirements. During the three months ended March 31, 2000, we incurred expense of approximately $300,000 on this initiative. We may increase our capital lease line to finance this initiative.

  We believe that our current cash and investments, cash generated from operations and lease financing will be sufficient to fund our anticipated working capital needs, research and development initiative, capital expenditures and any potential future acquisitions through at least the next twelve months, although we may seek to raise additional capital to further expand our markets. In the event our plans or assumptions change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

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

Staff Accounting Bulletin No. 101

  In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. We are required to ascertain the accounting impact of SAB 101 by our second fiscal quarter of 2000. We are continuing to review the application of SAB 101 to our financial statements and in particular the extent to which it will require us to change our revenue recognition policies. If we determine that our revenue recognition policies must change to be in compliance with SAB 101, we will need to restate our first quarter 2000 operating results to reflect a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000. We are currently reviewing SAB 101 to determine if a change in our revenue recognition policies will be necessary for us to comply with SAB 101 or, if a change is required, the extent to which that change might have a material affect on our reported operating results.

ITEM 2A. FACTORS THAT MAY AFFECT FUTURE RESULTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW.

Our operating results fluctuate, and our stock price may be volatile as a result.

  Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. We experienced a profit in 1998, but had a net loss of approximately $1.3 million in 1999 and a net loss of $415,000 for the three months ended March 31, 2000. Therefore, you should not rely on period-to-period comparisons of revenue or operating results as an indication of our future performance. If our quarterly revenue or operating results fall below the expectations of the investors or securities analysts, the price of our common stock could fall substantially.

  Our operating results may continue to fluctuate as a result of many factors, including:

 .  our planned investments in research, development and marketing to expand our service offerings;
 .  the length of our sales cycle;
 .  the size, timing and duration of significant customer contracts;
 .  the number of subscriber records under our management;
 .  we cannot predict the rate of adoption of wireless services by PSAPs;
 .  the timing of introduction of new products and services by us and our competitors; and
 .  changes in telecommunications legislation and regulations.

  Our contracts generally include a separate non-recurring fee for the design and implementation of the 9-1-1 solution, conversion of the customer's data to our systems, hiring and training of personnel, and other costs required to prepare for the processing of customer data. Therefore, we may recognize significantly increased revenue for a short period of time upon commencing services for a new customer.

Our sales cycle is relatively long and difficult to predict.

  Our potential customers typically commit significant resources to the technical evaluation of our services and products, and we typically spend substantial time, effort and money providing education regarding our 9-1-1 solution. The evaluation process often results in an extensive and lengthy sales cycle, typically ranging between one month and two years, making it difficult for us to forecast the timing and magnitude of sales contracts. Delays associated with customers' internal approval and contracting procedures, procurement practices, and testing and acceptance processes are common. For example, customers' budgetary constraints and internal acceptance reviews may cause potential customers to delay or forego a purchase. The delay or failure to complete one or more large contracts could have a material adverse effect on our business, financial condition and results of operations and cause our operating results to vary significantly from quarter to quarter.

We depend on large contracts from a limited number of significant customers, and the loss of any of those contracts would adversely affect our operating results.

  We historically have depended on, and expect to continue to depend on, large contracts from a limited number of significant customers. We provide our services to a range of customers, including ILECs, CLECs, wireless carriers and state and local government agencies. We also license our software and provide 9-1-1 data clearinghouse services directly and indirectly to over 750 independent telephone companies. During the three months ended March 31, 2000, we recognized approximately 71% of total revenue from continuing operations from Ameritech, BellSouth Inc. and U S WEST, each of which accounted for greater than 10% of our revenue. During the three months ended March 31, 1999, we recognized approximately 84% of total revenue from Ameritech, BellSouth Inc. and U S WEST, each of which accounted for greater than 10% of our revenue. No other customers accounted for more than 10% of our total revenue during those periods. We believe that these customers will continue to represent a substantial portion of our total revenue in the future. Certain of our contracts with these customers allow them to cancel their contracts with us in the event of changes in regulatory, legal, labor or business conditions. Our contracts with these customers expire through 2005. The loss of any of these customers could have a material adverse effect on our business, financial condition and results of operations.

  Two of our significant customers, Ameritech and U S WEST, have entered into merger agreements with companies that are not our customers. We cannot predict what effect, if any, these acquisitions will have on us and we cannot assure you that these acquisitions or any future consolidation in the telecommunications industry will not have a material adverse effect on our business, financial condition and results of operation.

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

  We expect the percentage of our revenue derived from the management of 9-1-1 data records for wireless carriers to increase. Recognizing the public safety need for improved wireless 9-1-1 service, the FCC issued Report and Order 94-102 on June 12, 1996 and subsequent orders in 1999 and 2000 that mandated the adoption of 9-1-1 technology by wireless carriers in two phases. Phase I requires wireless carriers to provide to requesting PSAPs at the time of a 9-1-1 call, tools to deliver the call to the appropriate PSAP and send the caller's telephone number and location of the receiving cell site with the call. Phase II requires wireless carriers to locate a 9-1-1 caller more accurately, subject to FCC guidelines. However, under the FCC rules, wireless carriers are not required to provide wireless 9-1-1 service without a PSAP request. To provide an additional impetus for wireless 9-1-1 implementation, the Federal Wireless Communications and Public Safety Act was signed into law in October 1999. This legislation provides liability protection to wireless carriers that is in parity with wireline carriers' liability protection. However, there is no assurance that the legislation will have the desired effect of accelerating wireless E9-1-1 deployment. The FCC continues to work with the wireless industry to facilitate wireless E9-1-1 implementation. The FCC has outlined a phased implementation schedule for Phase II. We believe that the technological challenges confronting wireless carriers attempting to comply with Report and Order 94-102 will encourage them to outsource their E9-1-1 services. If many wireless carriers decide not to outsource such services, our business, financial condition and results of operations could be materially and adversely affected. Due to cost recovery, liability and operational issues, the number of PSAPs demanding services complying with Report and Order 94-102 from wireless carriers has been less than we anticipated. If the rate of adoption by PSAPs continues to be slow because of cost recovery, liability or operational issues, extensions granted by the FCC or other reasons, we will continue to experience delays in receiving revenue under our current wireless contracts that, because we have already incurred costs in expectation of such revenue, could have a material adverse effect on our business, financial condition and results of operations.

Our market is characterized by rapid technological change, and we could lose our competitive position and fail to grow our business if we do not develop and offer new products and services.

  The market for our services is characterized by rapid technological change, frequent new product or service introductions, evolving industry standards and changing customer needs. We launched our Emergency Warning and Evacuation, or EWE, product, in the fourth quarter of 1999, which allows PSAPs to call all numbers in a given area and warn citizens of imminent danger. We intend to offer other new products in the future. The introduction of products and services embodying new technologies and the emergence of new industry and technology standards can render existing products and services obsolete and unmarketable in short periods of time. We expect other vendors to regularly introduce new products and services, as well as enhancements to their existing products and services, that will compete with the services and products offered by us. As a result, the life cycles of our services and products are difficult to estimate. We believe that our future success will depend in large part on our ability to maintain and enhance our current service and product offerings, to develop and regularly introduce new services and products that will keep pace with technological advances and satisfy evolving customer requirements, and to achieve acceptable levels of sales of our new services and products through our current customers that resell our solutions to their subscribers. However, we cannot assure you that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of such new services and products or that our new services and products will adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new service and product offerings by us or our competitors may cause customers to defer the purchase of our existing services and products. Our inability to develop on a timely basis new services or products, or the failure of such new services or products to achieve market acceptance, could have a material adverse effect on our business, financial condition and results of operations. The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will successfully develop, introduce or manage the transition to new services and products. Furthermore, services and products such as those offered by us may contain undetected or unresolved errors when they are first introduced or as new versions are released. We cannot assure you that, despite extensive testing by us, errors will not be found in new services and products after commencement of commercial availability, resulting in delay in or loss of market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs, any of which could have a material adverse effect on our business, financial condition and results of operations. Significant delays in meeting deadlines for announced service or product introductions or performance problems with such products or upgrades could result in an undermining of customer confidence in our services and products, which would materially adversely affect our customer relationships as well.

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

Substantially all of our revenue is derived from our 9-1-1 data management solution, and our operating results will depend upon our ability to continue to sell this solution.

  We currently derive substantially all of our revenue from the provisioning of our 9-1-1 data management solution to ILECs, CLECs, wireless carriers and state and local government agencies. Accordingly, we are susceptible to adverse trends affecting this market segment, such as government regulation, technological obsolescence and the entry of new competition. We expect that this market will continue to account for substantially all of our revenue in the near future. As a result, our future success will depend on our ability to continue to sell our 9-1-1 solution, maintain and increase our market share by providing other value-added services to the market, and successfully adapt our technology and services to other related markets. We cannot assure you that markets for our existing services and products will continue to expand or that we will be successful in our efforts to penetrate new markets.

Our operating results could be adversely affected if we underestimate costs on our fixed price contracts.

  During the three months ended March 31, 2000 and the year ended December 31, 1999, approximately 89% and 88%, respectively, of our revenue was generated on a fixed price per subscriber basis. We generally enter into contracts with two- to ten-year terms. We generally receive a fixed monthly fee based upon the number of subscribers and upon the services selected by the customer. Therefore, our failure to estimate accurately the resources required for a fixed price per subscriber contract could have a material adverse effect on our business, financial condition and results of operations.

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

  We provide our 9-1-1 data management solution to telecommunications carriers in the wireline and wireless markets. Although these markets have experienced significant growth and have been characterized by increased deregulation and competition in recent years, we cannot assure you that such trends will continue at similar rates or that we will be able to market and sell effectively our products and services in such markets. In addition, many of the new entrants in the telecommunications market are companies that lack significant financial and other resources. To cultivate relationships with such new market entrants, we may be required to offer alternative pricing arrangements, which may provide for deferred payments. However, we cannot assure you that we will be able to develop such relationships or that new carriers that become our customers will gain market acceptance for their telecommunications services. If we permit customers that do not have adequate financial resources to pay us for our services on a deferred basis, we ultimately may be unable to collect payments for such services. Because we historically have depended on a limited number of long-term customer relationships, our failure to develop relationships with, make sales to, or collect payments from new telecommunications carriers, or the failure of our customers to compete effectively in the telecommunications market, could have a material adverse effect on our business, financial condition and results of operations. In addition, the telecommunications industry is experiencing substantial consolidations and changes that are unpredictable, and any such consolidation or change could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to government regulation and other legal uncertainties, which could adversely affect our operations.

  The market for our services and products has been influenced by the adoption of regulations under the Telecommunications Act, the duties imposed on ILECs by the Telecommunications Act to open the local telephone markets to competition, and the requirements imposed on wireless carriers by Report and Order 94-102. Therefore, any changes to such legal requirements, the adoption of new regulations by federal or state regulatory authorities under the Telecommunications Act or any legal challenges to the Telecommunications Act could have a material adverse effect upon the market for our services and products. Although the Telecommunications Act was designed to expand competition in the telecommunications industry, the realization of the objectives of the Telecommunications Act is subject to many uncertainties, including judicial and administrative proceedings designed to define rights and obligations pursuant to the Telecommunications Act, actions or inactions by ILECs and other carriers that affect the pace at which changes contemplated by the Telecommunications Act occur, resolution of questions concerning which parties will finance such changes, and other regulatory, economic and political factors.

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

  As required by the agreement, SBC Communications filed wireline and wireless tariffs regarding its portion of the unbundled services. SBC Communications failed to unbundle its tariffs in a manner that allowed the cost of our solution to be competitively neutral to the grandfathered SBC Communications' solution, and the tariffs were contested by the Texas Commission for State Emergency Communications, us and various other parties. The outcome of the tariff filing is uncertain, although the parties to the tariff matters have executed a second interim agreement for both wireline and wireless services, which sets the rates to be charged to public safety agencies who wish to procure our solution until a final tariff is determined. We believe that these legal and technological issues and their associated cost implications are likely to be readdressed by the PUC, which is expected to decide on these matters in 2000. Until such resolution, this interim tariff agreement will govern those rates and charges. We believe that the services that we will provide under our contract with the General Services Commission are permitted within the scope of the existing regulations and that the outcome of the matter before the PUC will be favorable to us and the Texas Commission for State Emergency Communications. However, we cannot assure you that the PUC will decide in favor of us and the Texas Commission for State Emergency Communications or that SBC Communications will not resume its desire to pursue this legal challenge on a longer term basis, thus causing further delay of the commencement of the services by exercising its right to appeal a PUC decision that favors us or the Texas Commission for State Emergency Communications. If the PUC does not decide in our favor or places contingencies on the manner in which the services are provided, we may be prohibited from delivering our services to the State of Texas, may expend significant resources to appeal the PUC's decision or may expend additional costs to redesign the methodology by which the services are provided. In addition, if SBC Communications exercises its right to appeal, we may be required to spend significant resources to defend our right to provide our services in the State of Texas. The tariff proceedings have been held in abeyance pending resolution of Project 19203, a rulemaking initiated by the PUC to establish the roles and responsibilities of 9-1-1 service providers in Texas. We cannot assure you that Project 19203 will be resolved in our favor or that the final rule will not affect the manner in which we deliver our services in Texas.

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

  We have expanded our operations rapidly over the past several years, placing significant demands on our administrative, operational and financial personnel and systems. Additional expansion by us may further strain our management, operational, financial reporting, and other systems and resources. We cannot assure you that our systems, resources, procedures, controls and existing space will be adequate to support such expansion of our operations. Our future operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our management, operational, financial control and other reporting systems. In addition, our future operating results depend on our ability to attract, train and retain qualified consulting, technical, sales, financial, marketing and management personnel. Failure to hire, train or retain qualified personnel necessary to keep pace with our development of products and services could have a material adverse effect on our business, financial condition and results of operations. Continued expansion will require our management to:

 .  enhance management information and reporting systems;
 .  standardize implementation methodologies of our operations;
 . further develop our infrastructure; and . continue to maintain customer satisfaction.

If we are unable to respond to and manage changing business conditions, the quality of our products and services, our ability to retain key personnel and our business, financial condition and results of operation could be materially adversely affected.

The market for 9-1-1 data management solutions is highly competitive, and we could lose our market position if we fail to compete effectively.

  The market for 9-1-1 data management solutions is intensely competitive and we expect competition to increase in the future. We believe that the principal competitive factors affecting the market for 9-1-1 data management services include flexibility, reliability, manageability, technical features, wireless support, performance, ease of use, price, scope of product offerings, and customer service and support. We cannot assure you that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, support service, technical and other competitive resources.

  Our principal competitors generally fall within one of three categories:

 .  internal development departments of major carriers or consulting firms that support such departments;
 .  relatively smaller companies that offer applications featuring portions of our comprehensive set of E9-1-1 solutions; and . larger companies that are either in the process of entering our market or have the potential to develop products and services that compete with our service offerings.

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

  As part of our overall strategy, we regularly evaluate opportunities to enter into strategic acquisitions, including potential business combinations and significant investments in complementary companies, assets, products and technologies. Acquisitions involve a number of operating risks that could materially adversely affect our business, financial condition and results of operations, including the diversion of management's attention to assimilate the operations, products and personnel of the acquired companies, the amortization of acquired intangible assets, and the potential loss of key employees of the acquired companies. Furthermore, acquisitions may involve businesses in which we lack experience. Because management has limited experience in acquisitions and we have no experience in integrating acquired companies or technologies into our operations, we cannot assure you that we will be able to manage one or more acquisitions successfully, or that we will be able to integrate the operations, products or personnel gained through any such acquisitions without a material adverse effect on our business, financial condition and results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2000, we have not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

  The interest payable on our line of credit is variable based on the lender's prime rate or the one, two, or three month Libor rate plus 2.25% per annum, and, therefore, is affected by changes in market interest rates. At March 31, 2000, no amounts were outstanding under our line of credit, however, we may borrow up to 80% of qualified accounts receivable, not to exceed $2,000,000. Rates on our capital lease line are also dependent on interest rates in effect at the time the lease line is drawn upon. In addition, we invest excess funds in high-grade treasury bonds and commercial paper on which we monitor interest rates frequently and as the investments mature. We do not believe that reasonably possible near-term changes in interest rates will result in a material effect on our future earnings, fair values or cash flows.

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

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

Item 2 - Changes in Securities and Use of Proceeds.

  On June 29, 1998, we consummated our initial public offering of our common stock. The estimated net offering proceeds to us after deducting the foregoing discounts, commissions, fees and expenses were $25,988,400, of which $3,510,400 relates to the exercise of the underwriters' over-allotment option on July 22, 1998. Through March 31, 2000, the proceeds of the offering have been applied as follows:

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

     Exhibit 27    Financial Data Schedule

(b)  Reports on Form 8-K.

  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SCC Communications Corp.
                                                      (Registrant)

May 11, 2000                                  /s/ George K. Heinrichs
_____________                                 ___________________________
       Date                                   George K. Heinrichs, President
                                              and Chief Executive Officer

May 11, 2000                                  /s/ Carol Nelson
_____________                                 ____________________________
       Date                                   Carol Nelson, Chief
                                              Financial Officer