Form 10-Q
period 2000-06-30
SCC COMMUNICATIONS CORP
filed 2000-08-14
CIK 924505

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of July 31, 2000, there were 11,271,237 shares of the Registrant's Common Stock outstanding.



================================================================================

                                     INDEX

                              PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
 Balance Sheets as of June 30, 2000 and December 31, 1999 (Unaudited).......................  2
 Statements of Operations for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999 (Unaudited).......................................  4
 Statements of Cash Flows for the six months ended June 30, 2000 and 1999
 (Unaudited)................................................................................  5
 Notes to Financial Statements (Unaudited)..................................................  6
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
 Operations.................................................................................  9
Item 2A - Factors That May Affect Future Results............................................ 16
Item 3 - Quantitative and Qualitative Disclosures About Market Risk......................... 23

                                     PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.................................................................. 24
Item 2 - Changes in Securities and Use of Proceeds.......................................... 24
Item 3 - Defaults on Senior Securities...................................................... 24
Item 4 - Submission of Matters to a Vote of Security Holders................................ 24
Item 5 - Other Information.................................................................. 25
Item 6 - Exhibits and Reports on Form 8-K................................................... 25
Signatures.................................................................................. 26

                           SCC COMMUNICATIONS CORP.

                                BALANCE SHEETS
                            (dollars in thousands)



                                                                                June 30,        December 31,
                                                                                  2000               1999
                                                                              -----------        -----------
                                                                                        (Unaudited)

                 ASSETS
CURRENT ASSETS:
 Cash and cash equivalents................................................      $  9,444           $  8,354
 Short-term investments...................................................         7,958             12,165
 Accounts receivable, net of allowance for doubtful accounts of
  approximately $58 in 2000 and 1999......................................         4,254              2,255
 Unbilled revenue.........................................................         1,439                846
 Prepaids and other.......................................................         1,589                548
 Deferred income taxes -- current portion.................................           653                653
                                                                                --------           --------
   Total current assets...................................................        25,337             24,821
                                                                                --------           --------

PROPERTY AND EQUIPMENT, at cost:
 Computer hardware and equipment..........................................        27,127             25,411
 Furniture and fixtures...................................................         1,039                933
 Leasehold improvements...................................................           958                915
                                                                                --------           --------
                                                                                  29,124             27,259
 Less -- Accumulated depreciation.........................................       (18,157)           (15,753)
                                                                                --------           --------
   Total property and equipment...........................................        10,967             11,506
                                                                                --------           --------

OTHER ASSETS..............................................................            62                 86
LONG-TERM INVESTMENTS.....................................................           995                993

DEFERRED INCOME TAXES -- NONCURRENT.......................................         3,423              3,423

SOFTWARE DEVELOPMENT COSTS, net of accumulated  amortization of $717 and
 $575 in 2000 and 1999, respectively......................................         1,028                951
                                                                                --------           --------
                                                                                $ 41,812           $ 41,780
                                                                                ========           ========

 The accompanying notes to financial statements are an integral part of these balance sheets.

                           SCC COMMUNICATIONS CORP.

                                BALANCE SHEETS
                            (dollars in thousands)



                                                                                                June 30,          December 31,
                                                                                                  2000               1999
                                                                                               ----------         -----------
                                                                                                        (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable........................................................................      $  1,215          $    752
  Payroll-related accruals................................................................           904               786
  Other accrued liabilities...............................................................         1,582             1,641
  Property and other tax liabilities......................................................           874               792
  Current portion of capital lease obligations............................................         2,242             1,971
  Deferred contract revenue...............................................................         1,546               865
                                                                                                --------          --------
          Total current liabilities.......................................................         8,363             6,807

LONG-TERM DEBT:
  Capital lease obligations, net of current portion.......................................         1,876             2,038
                                                                                                --------          --------
          Total liabilities...............................................................        10,239             8,845
                                                                                                --------          --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued or
   outstanding............................................................................            --                --

  Common stock, $.001 par value; 30,000,000 shares authorized; 11,250,921 and
   11,104,111 shares issued in 2000 and 1999, respectively................................            11                11
  Additional paid-in capital..............................................................        44,347            43,925
  Common stock warrants...................................................................           373                --
  Stock subscriptions receivable..........................................................           (33)              (33)
  Accumulated deficit.....................................................................       (13,125)          (10,968)
                                                                                                --------          --------
          Total stockholders' equity......................................................        31,573            32,935
                                                                                                --------          --------
                                                                                                $ 41,812          $ 41,780
                                                                                                ========          ========

 The accompanying notes to financial statements are an integral part of these balance sheets.

                           SCC COMMUNICATIONS CORP.

                           STATEMENTS OF OPERATIONS
                   (dollars in thousands, except share data)
                                   Unaudited

                                                                         Three Months Ended June 30,     Six Months Ended June 30,
                                                                         ---------------------------     -------------------------
                                                                          2000             1999              2000          1999
                                                                       -----------      -----------       -----------   -----------
REVENUE:
  ILEC Business Unit..............................................     $     7,111      $     6,806    $   13,769   $     13,370
  CLEC Business Unit..............................................           1,710              891         3,409          1,489
  Wireless Business Unit..........................................           1,034              392         1,715            846
  Direct Business Unit............................................             701              100           988            100
                                                                       -----------      -----------    ----------   ------------
         Total revenue............................................          10,556            8,189        19,881         15,805
COSTS AND EXPENSES:
  ILEC Business Unit..............................................           3,964            3,768         7,841          7,373
  CLEC Business Unit..............................................             538              472         1,097            880
  Wireless Business Unit..........................................           1,186            1,148         2,235          2,084
  Direct Business Unit............................................           1,587              402         2,529            762
  Sales and marketing.............................................           2,105            1,421         3,457          2,701
  General and administrative......................................           1,956            1,158         3,499          2,361
  Research and development........................................           1,177              433         1,806            848
                                                                       -----------      -----------   -----------   ------------
         Total costs and expenses.................................          12,513            8,802        22,464         17,009
                                                                       -----------      -----------   -----------   ------------
LOSS FROM OPERATIONS..............................................          (1,957)            (613)       (2,583)        (1,204)
OTHER INCOME (EXPENSE):
  Interest and other income.......................................             315              262           618            535
  Interest and other expense......................................            (100)            (146)         (192)          (261)
                                                                       -----------      -----------   -----------   ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES...............          (1,742)            (497)       (2,157)          (930)
INCOME TAX BENEFIT................................................              --              178            --            354
                                                                       -----------      -----------   -----------    -----------
LOSS FROM CONTINUING OPERATIONS...................................              --             (319)           --           (576)
LOSS FROM OPERATIONS OF DISCONTINUED DIVISION, net of tax.........              --              (15)           --           (124)
                                                                       -----------      -----------    -----------   -----------
NET LOSS..........................................................     $    (1,742)     $      (334)   $    (2,157)  $      (700)
                                                                       ===========      ===========    ===========   ===========

NET LOSS PER SHARE (Note 2):
  Basic and diluted...............................................     $     (0.16)     $     (0.03)   $     (0.19)  $     (0.06)
                                                                       ===========      ===========    ===========   ===========

SHARES USED IN COMPUTING NET LOSS PER SHARE   (Note 2):
  Basic and diluted...............................................      11,202,361       10,951,832     11,176,482    10,921,227
                                                                       ===========      ===========    ===========   ===========

             The accompanying notes to financial statements are an
                      integral part of these statements.

                            SCC COMMUNICATIONS CORP.

                           STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                   Unaudited

                                                                                                      Six Months
                                                                                                     Ended June 30,
                                                                                                     ---------------
                                                                                                      2000      1999
                                                                                                     -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................................................         $(2,157)  $  (700)
  Adjustments to reconcile net loss to net cash provided by
    Operating activities --
      Amortization and depreciation...........................................................         2,562     2,516
      Accretion of and interest accrued on investments........................................          (151)     (177)
      Loss on disposal of assets..............................................................             6        36
      Deferred income tax benefit.............................................................            --      (430)
      Provision for doubtful accounts.........................................................            --        50
    Change in --
      Accounts receivable...................................................................          (1,999)    1,910
      Unbilled revenue......................................................................            (593)      (11)
      Prepaids and other....................................................................            (644)     (322)
      Accounts payable......................................................................             463      (252)
      Accrued liabilities...................................................................             141      (612)
      Deferred contract revenue.............................................................             681    (1,114)
                                                                                                     -------   -------
        Net cash provided by (used in) operating activities.................................          (1,691)      894
                                                                                                     -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................................................          (1,875)   (1,141)
  Purchase of investments...................................................................          (5,894)   (5,261)
  Sale of investments.......................................................................          10,250        --
  Software development costs................................................................            (220)     (328)
                                                                                                     -------   -------
        Net cash provided by (used in) investing activities.................................           2,261    (6,730)
                                                                                                     -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations...........................................          (1,021)     (956)
  Proceeds from equipment lease.............................................................           1,119        --
  Exercise of stock options.................................................................             350       255
  Proceeds received from employee stock purchase plan.......................................              72        88
  Payments received from stock subscriptions................................................              --        22
                                                                                                     -------   -------
        Net cash provided by (used in) financing activities.................................             520      (591)
                                                                                                     -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................           1,090    (6,427)
CASH AND CASH EQUIVALENTS, beginning of period..............................................           8,354    10,266
                                                                                                     -------   -------
CASH AND CASH EQUIVALENTS, end of period....................................................         $ 9,444   $ 3,839
                                                                                                     =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................................................         $   149   $   228
                                                                                                     =======   =======
  Cash paid during the period for taxes.....................................................         $   160   $   211
                                                                                                     =======   =======
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
  Property acquired with capital leases.....................................................         $    11   $   856
                                                                                                     =======   =======
  Issuance of stock warrants................................................................         $   373   $   --
                                                                                                     =======   =======

        The accompanying notes to financial statements are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

  The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K.

NOTE 2 - EARNINGS PER SHARE

  "Basic income (loss) per share" is determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. "Diluted income (loss) per share" includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. Potentially dilutive common stock options and warrants that were excluded from the calculation of diluted income per share because their effect is antidilutive totaled 861,213 and 1,072,924 for the three months ended June 30, 2000 and 1999, respectively, and 824,380 and 1,132,317 for the six months ended June 30, 2000 and 1999, respectively.

NOTE 3 - WARRANTS

  During the second quarter, the Company issued a warrant to purchase 100,000 shares of the Company's common stock to an investor relations consulting firm for services to be provided over one year. The Company recorded the fair value of the warrant, totaling $273,000, as a prepaid expense which will be amortized over the one-year service period on a straight-line basis.

  The Company also issued a warrant to purchase 36,590 shares of the Company's common stock to a marketing firm for services to be provided in the future. The Company recorded the fair value of the warrant, totaling $100,000, as a prepaid expense which will be expensed as services are provided.

NOTE 4 - REPORTABLE SEGMENTS

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

For the Three Months Ending June 30:
------------- ----------------------------------------------------------------------------------
(dollars in thousands)

                                  ILEC                      CLEC                    WIRELESS
                       -------------------------------------------------------------------------
                            2000         1999         2000         1999         2000        1999
                       -------------------------------------------------------------------------
Revenue                   $7,111       $6,806       $1,710        $ 891      $ 1,034     $   392

Direct costs               3,964        3,768          538          472        1,186       1,148
Sales and marketing          400          399          184           88          191         133
General and
 administrative               --           --           --           --           --          --
Research and
 development                  43           88           77           28          225          84
                          ------       ------       ------        -----      -------     -------
    Total                  4,407        4,255          799          588        1,602       1,365

Operating income
 (loss)                    2,704        2,551          911          303         (568)       (973)

Other income, net             --           --           --           --           --          --
                          ------       ------       ------       ------      -------     -------
Income (loss) before
 income taxes              2,704        2,551          911          303         (568)       (973)

Income tax benefit            --           --           --           --           --          --
                          ------       ------       ------      -------      -------     -------

Net income (loss)
 from continuing
 operations before
 extraordinary item        2,704        2,551          911          303         (568)       (973)

Loss from operations
 of discontinued
 division, net of tax         --           --           --           --           --          --
                          ------       ------       ------       ------      -------     -------

Net income (loss)         $2,704       $2,551       $  911        $ 303      ($  568)   ($   973)
                          ======       ======       ======        =====      =======     =======
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
                                 DIRECT                  CORPORATE                   TOTAL
                      --------------------------------------------------------------------------
                            2000         1999         2000         1999         2000        1999
                      --------------------------------------------------------------------------
Revenue                $     701        $ 100     $     --     $     --     $ 10,556      $8,189

Direct costs               1,587          402           --           --        7,275       5,790
Sales and marketing          369          106          961          695        2,105       1,421
General and
 administrative               --           --        1,956        1,158        1,956       1,158
Research and
 development                 208          233          624           --        1,177         433
                       ---------      -------    ---------     --------    ---------     -------
    Total                  2,164          741        3,541        1,853       12,513       8,802

Operating income
 (loss)                   (1,463)        (641)      (3,541)      (1,853)      (1,957)       (613)

Other income, net             --           --          215          116          215         116
                       ---------      -------    ---------    ---------    ---------     -------
Income (loss) before
 income taxes             (1,463)        (641)      (3,326)      (1,737)      (1,742)       (497)

Income tax benefit            --           --           --          178           --         178
                       ---------      -------    ---------    ---------     --------     -------

Net income (loss)
 from continuing
 operations before
 extraordinary item       (1,463)        (641)      (3,326)      (1,559)      (1,742)       (319)

Loss from operations
 of discontinued
 division, net of tax         --           --           --          (15)          --         (15)
                       ---------      -------    ---------    ---------    ---------     -------

Net income (loss)      ($  1,463)     ($  641)   ($  3,326)   ($  1,574)   ($  1,742)    ($  334)
                       =========      =======    =========    =========    =========     =======
------------------------------------------------------------------------------------------------

For the Six Months Ending June 30:
------------------------------------------------------------------------------------------------
(dollars in thousands)
                                   ILEC                     CLEC                    WIRELESS
                      --------------------------------------------------------------------------
                            2000         1999         2000         1999         2000        1999
                      --------------------------------------------------------------------------
Revenue                  $13,769      $13,370       $3,409       $1,489    $   1,715      $  846

Direct costs               7,841        7,373        1,097          880        2,235       2,084
Sales and marketing          752          863          306          194          299         284
General and
 administrative               --           --           --           --           --          --
Research and
 development                 164          181          161           58          365         123
                         -------      -------       ------       ------    ---------       -----
    Total                  8,757        8,417        1,564        1,132        2,899       2,491

Operating income
 (loss)                    5,012        4,953        1,845          357       (1,184)     (1,645)


Other income, net             --           --           --           --           --          --
                         -------      -------       ------       ------     --------       -----
Income (loss) before
 income taxes              5,012        4,953        1,845          357       (1,184)     (1,645)

Income tax benefit            --           --           --           --           --          --
                         -------      -------       ------       ------     --------       -----

Net income (loss)
 from continuing
 operations before
 extraordinary item        5,012        4,953        1,845          357       (1,184)     (1,645)

Loss from operations
 of discontinued
 division, net of tax         --           --           --           --           --          --
                         -------      -------       ------       ------     --------     -------

Net income (loss)        $ 5,012      $ 4,953       $1,845       $  357     ($ 1,184)    ($1,645)
                         =======      =======       ======       ======     ========     =======
-------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
                                  DIRECT                  CORPORATE                   TOTAL
                     -----------------------------------------------------------------------------
                            2000         1999         2000         1999          2000       1999
                     -----------------------------------------------------------------------------
Revenue                $     988     $     100   $      --        $   --      $  19,881    $15,805

Direct costs               2,529           762          --            --         13,702     11,099
Sales and marketing          682           156       1,418         1,204          3,457      2,701
General and
 administrative               --            --       3,499         2,361          3,499      2,361
Research and
 development                 394           486         722            --          1,806        848
                       ---------     ---------   ---------     ---------      ---------    -------
    Total                  3,605         1,404       5,639         3,565         22,464     17,009

Operating income
 (loss)                   (2,617)       (1,304)     (5,639)       (3,565)        (2,583)    (1,204)


Other income, net             --            --         426           274            426        274
                       ---------     ---------   ---------     ---------      ---------    -------
Income (loss) before
 income taxes             (2,617)       (1,304)     (5,213)       (3,291)        (2,157)      (930)

Income tax benefit            --            --          --           354             --        354
                       ---------     ---------   ---------     ---------      ---------    -------

Net income (loss)
 from continuing
 operations before
 extraordinary item       (2,617)       (1,304)     (5,213)       (2,937)        (2,157)      (576)

Loss from operations
 of discontinued
 division, net of tax         --            --          --          (124)            --       (124)
                       ---------     ---------   ---------     ---------      ---------    -------

Net income (loss)      ($  2,617)    ($  1,304)  ($  5,213)    ($  3,061)     ($  2,157)   ($  700)
                       =========     =========   =========     =========      =========    =======
--------------------------------------------------------------------------------------------------

Information for 1999 has been reclassified to reflect the realignment of various business units. Licenses and implementation services are now included in the ILEC Business Unit. ILEC, CLEC, Wireless and Direct were formerly included in Data Management Services.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 and No. 137

  In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, management believes that Statement No. 133 will not significantly affect the Company's financial condition and results of operations.

Staff Accounting Bulletin No. 101

  In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the Company's fourth fiscal quarter of 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require the Company to restate all of its previously reported 2000 quarterly results to reflect a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company is currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on its financial position and results of operations.

FASB Interpretation No. 44

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). FIN No. 44 clarifies the application of APB No. 25 for certain issues related to equity-based instruments issued to employees. FIN No. 44 is effective on July 1, 2000, except for certain transactions, and will be applied on a prospective basis. Management believes that FIN No. 44 will not have a significant impact on the Company's results of operations and financial position.

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

Overview

     We are the leading provider of 9-1-1 data management services to ILECs, CLECs and wireless carriers in the United States. We manage the data that enables a 9-1-1 call to be routed to the appropriate public safety agency with accurate and timely information about the caller's identification and location. We were incorporated in July 1979 in the State of Colorado under the name Systems Concepts of Colorado, Inc. and were reincorporated in September 1993 in the State of Delaware under the name SCC Communications Corp. Prior to 1995, substantially all of our revenue was derived from the sale of software licenses and related implementation services to ILECs and public safety agencies. During 1994, we began investing in infrastructure to provide our 9-1-1 OSS solution to telephone operating companies seeking to outsource such operations. We signed our first 9-1-1 data management services contract in August 1994 and continue to add to the number of records under management. We began to recognize revenue from wireless carriers in the third quarter of 1997, and continue to increase the number of live wireless subscribers managed. In addition, we signed a contract with the General Services Commission of the State of Texas in November 1998, representing the first time that a state agency has endeavored to centralize 9-1-1 OSS and data management services with a neutral third party.

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

                                      Three Months         Six Months
                                      ------------         -----------
                                      Ended June 30,      Ended June 30,
                                      --------------      --------------
                                     2000         1999    2000      1999
                                     ----         ----    ----      ----
          ILEC Business Unit          67%          83%     69%       85%
          CLEC Business Unit          16%          11%     17%        9%
          Wireless Business Unit      10%           5%      9%        5%
          Direct Business Unit         7%           1%      5%        1%

     During the six months ended June 30, 2000 and 1999, we recognized approximately 69% and 82%, respectively, of total revenue from Ameritech, BellSouth Inc. and U S WEST, each of which accounted for greater than 10% of our total revenue in such periods.

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

     In June 1997, we sold the net assets of our Premise Products Division. The sale of our Premise Products Division resulted in a net loss from the sale of $2.0 million. Net loss from operations of this division, net of tax, totaled $124,000 in the first six months of 1999, and is presented in our financial statements as loss from operations of discontinued division. This loss resulted from final closeout of unassigned contracts and the transition of customers to the company that acquired this division.

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

     Our expense levels are based in significant part on our expectations regarding future revenue. Our revenue is difficult to forecast because the market for our services is evolving rapidly and the length of our sales cycle, the size and timing of significant customer contracts and license fees and the timing of recognition of non-recurring initial fees vary substantially among customers. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall could therefore have a material adverse effect on our business, financial condition and results of operations. We expect to incur expenses of approximately $10 million in 2000 for research, development and marketing to expand our product offerings. As of June 30, 2000 we have invested approximately $1.3 million. In addition, we hired additional employees in 1999 and year-to-date 2000, and expect to continue hiring additional employees during the remainder of 2000. We also began leasing office space in Texas in December 1999, from which we will perform some of our operations. We cannot assure you that we can report operating profits or that our investments in research and development will generate future revenue. Failure to do so could have a material adverse effect on our business, financial condition and results of operations.

     We are currently reviewing the potential impact of adopting Staff Accounting Bulletin No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in our financial statements. We are required to determine the potential impact of SAB 101 no later than fourth quarter of 2000. If we determine that our revenue recognition policies will need to be changed to be in compliance with SAB 101, we will be required to restate all of our previously reported 2000 quarterly results to reflect the cumulative change in accounting principle as if SAB 101 had been implemented on January 1, 2000. See "Recently Issued Accounting Pronouncements."

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Total Company

     Total revenue increased 29%, from $8.2 million in the second quarter of 1999 to $10.6 million in the second quarter of 2000. Total direct costs increased 26%, from $5.8 million in the second quarter of 1999 to $7.3 million in the second quarter of 2000, representing 70% and 69% of total revenue, respectively.

ILEC Business Unit

     ILEC revenue increased 4%, from $6.8 million in the second quarter of 1999 to $7.1 million in the second quarter of 2000. ILEC subscribers under management grew to 84.4 million, an increase of 6% from June 30, 1999. The recurring portion of ILEC revenue increased 3% from the second quarter of 1999 to the same period in 2000. ILEC revenue increased due to an increase in the number of records under management and non-recurring fees recognized for enhanced services. ILEC direct costs increased 5%, from $3.8 million in the second quarter of 1999 to $4.0 million in the second quarter of 2000, representing 55% and 56% of ILEC revenue for such periods, respectively. Costs increased due to the hiring of additional systems operations staff and increased systems maintenance costs to accommodate growth. ILEC sales and marketing expenses of $399,000 in the second quarter of 1999 are comparable to the sales and marketing expenses of $400,000 in the second quarter of 2000, representing 6% of ILEC revenue for both periods. ILEC research and development costs decreased 51%, from $88,000 in the second quarter of 1999 to

$43,000 in the second quarter of 2000, representing 1% of ILEC revenue for both periods. ILEC research and development costs due to increased focus by the Company's software engineering staff on projects for other business units.

CLEC Business Unit

     CLEC revenue increased 92%, from $891,000 in the second quarter of 1999 to $1.7 million in the second quarter of 2000. CLEC revenue increased due to an increase in the number of records under management for new and existing customers and additional non-recurring revenue recognized on new customers signed in 2000. We now have 32 CLEC contracts, representing 4.1 million subscribers. Approximately 87% of CLEC revenue in the second quarter of 2000 was recurring.

     CLEC direct costs increased 14%, from $472,000 in the second quarter of 1999 to $538,000 in the second quarter of 2000, representing 53% and 31% of CLEC revenue for such periods, respectively. The dollar increase in CLEC costs is due to the hiring of additional CLEC operations staff to assist with the continued growth in records under management. The percent decrease in CLEC costs is due mainly to volume efficiencies gained by the growth in records managed. CLEC sales and marketing expenses increased 109%, from $88,000 in the second quarter of 1999 to $184,000 in the second quarter of 2000, representing 10% and 11% of CLEC revenue for such periods, respectively. The dollar increase in CLEC sales and marketing expenses is due to the hiring of additional sales and marketing personnel to accommodate the growth in the CLEC Business Unit and increased direct marketing campaign costs. CLEC research and development costs increased 175%, from $28,000 in the second quarter of 1999 to $77,000 in the second quarter of 2000, representing 3% and 5% of CLEC revenue for such periods, respectively. CLEC research and development costs increased due to the development of Local Number Portability (LNP) software applications.

Wireless Business Unit

     Wireless revenue increased 164%, from $392,000 in the second quarter of 1999 to $1.0 million in the second quarter of 2000. Wireless revenue increased due to one-time fees related to system capacity expansion to accommodate wireless carriers and an increase in the number of records under management. Wireless subscribers grew 94% from the first quarter of 2000 to 1.6 million. Public safety agency requests for wireless services increased 8% from the first quarter of 2000 to 3,530, covering approximately 18.3 million subscribers. We signed 3 new wireless contracts in the second quarter of 2000, bringing our total customers to 15. Our wireless customers represent approximately 33.3 million subscribers. Approximately 39% of wireless revenue in the second quarter of 2000 was non-recurring due to heavy implementation activity.

     Wireless costs increased 3%, from $1.1 million in the second quarter of 1999 to $1.2 million in the second quarter of 2000, representing 293% and 115% of Wireless revenue for such periods, respectively. Costs increased due to the hiring of additional systems operations staff and increased systems maintenance and telephone line costs to accommodate growth. Wireless direct cost as a percentage of Wireless revenue decreased as the increase in subscribers managed grows to cover more of the infrastructure costs. Wireless sales and marketing expenses increased 44%, from $133,000 in the second quarter of 1999 to $191,000 in the second quarter of 2000, representing 34% and 18% of Wireless revenue for such periods, respectively. The increase in Wireless sales and marketing expenses is due to the hiring of additional sales personnel in 2000. Wireless research and development costs increased 168% from $84,000 in the second quarter of 1999 to $225,000 in the second quarter of 2000, representing 21% and 22% of Wireless revenue for such periods, respectively. Wireless research and development costs increased due to the development of improvements to our general wireless database application in 2000.

Direct Business Unit

     Direct revenue increased from $100,000 in the second quarter of 1999 to $701,000 in the second quarter of 2000. Direct revenue increased due to the transition of records in the State of Texas, fees recognized for enhanced services and recurring and non-recurring revenues related to our Emergency Warning and Evacuation (EWE) product. Both the Texas contract and EWE were launched in the beginning of 2000. The subscriber base in Texas increased to 5.0 million and EWE increased to 500,000. We now have five EWE customers. Based on results to date, we believe we may have as many as 6.0 million records live in Texas by the end of 2000. Direct costs increased from $402,000 in the second quarter of 1999 to $1.6 million in the second quarter of 2000. Costs increased due to the additional personnel and system infrastructure needed to implement the State of Texas contract and to manage records that have been transitioned. In addition, we opened an office in Texas in late 1999 to supplement our operations. Direct sales and marketing expenses increased from $106,000 in the second quarter of 1999 to $369,000 in the second quarter of 2000, representing 106% and 53% of Direct revenue for such periods, respectively. The increase in sales and marketing costs is due to the hiring of additional sales personnel to support the State of Texas contract and EWE. Direct research and development costs decreased 10%, from $233,000 in the second quarter of 1999 to $208,000 in the second quarter of 2000. Direct research and development costs decreased due to the reduction in EWE application development after the product was launched.

Corporate Business Unit

     Corporate general and administrative expenses increased 69%, from $1.2 million in the second quarter of 1999 to $2.0 million in the second quarter of 2000. Corporate general and administrative expenses increased due to the addition of corporate legal personnel and outside legal fees to address legislative and regulatory issues related to the Company's 9-1-1 SafteyNet Product and other offerings, the hiring of additional human resources staff to accommodate headcount growth in 2000, and corporate consulting costs. Corporate sales and marketing expenses increased 38%, from $695,000 in the second quarter of 1999 to $961,000 in the second quarter of 2000, representing 8% and 9% in total revenue for such periods, respectively. Corporate sales and marketing expenses increased due to national tradeshow costs, direct marketing costs related to 9-1-1 SafetyNet, and public relations charges. Increase is partially offset by the reallocation of certain resources from marketing-related activities to legislative and regulatory affairs activities and the reduction in headcount for general corporate product marketing. Corporate research and development of $624,000 in the second quarter of 2000 represents labor and associated travel and consulting costs related to network architecture of our 9-1-1 SafetyNet product offering. During the second quarter of 2000, we signed our first 9-1-1 SafetyNet customer. We currently estimate that our 9-1-1 SafetyNet product will begin to generate revenue in the first half of 2001.

     Net other income increased 85%, from $116,000 in the second quarter of 1999 to $215,000 in the second quarter of 2000, representing 1% and 2% of total revenue for such periods, respectively. Other income increased due to interest income earned from investments and the reduction in interest expense related to the repayment of certain capital leases.

     The benefit for income taxes decreased from $178,000 in the second quarter of 1999 to zero in the second quarter of 2000. We expect to incur losses in the near term related to development costs for new commercial products and future taxable income may not be sufficient to realize additional deferred tax assets that will be created by the projected net operating losses. Consequently, we presently expect our statement of operations will not reflect tax benefits for projected operating losses to be incurred during 2000.

     The loss from operations of discontinued division, net of tax, for the second quarter of 1999 of $15,000 represents the costs related to the final closeout of unassigned contracts related to our Premise Products division, which was sold in 1997, and the transition of customers to the company that acquired this division.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Total Company

     Total revenue increased 26%, from $15.8 million in the six months ended June 30, 1999 to $19.9 million in the six months ended June 30, 2000. Eighty-eight percent of revenue in the six months ended June 30, 2000 was recurring. Total direct costs increased 23%, from $11.1 million in the six months ended June 30, 1999 to $13.7 million in the six months ended June 30, 2000, representing 70% and 69% of total revenue, respectively.

ILEC Business Unit

     ILEC revenue increased 3%, from $13.4 million in the six months ended June 30, 1999 to $13.8 million in the six months ended June 30, 2000. The recurring portion of ILEC revenue, approximately 95%, increased 4% in the six months ended June 30, 1999 compared to the same period in 2000. ILEC revenue increased due to an increase in the number of records under management, offset by a decrease in non-recurring fees for enhanced services. ILEC direct costs increased 6%, from $7.4 million in the six months ended June 30, 1999 to $7.8 million in the six months ended June 30, 2000, representing 55% and 57% of ILEC revenue for such periods, respectively. Costs increased due to the hiring of additional systems operations staff and increased systems maintenance costs to accommodate growth. ILEC sales and marketing expenses decreased 13%, from $863,000 in the six months ended June 30, 1999 to $752,000 in the six months ended June 30, 2000, representing 6% and 5% of ILEC revenue for such periods, respectively. The decrease in sales and marketing costs is due to a reduction in product management staff in late 1999 and early 2000. ILEC research and development costs decreased 9%, from $181,000 in the six months ended June 30, 1999 to $164,000 in the six months ended June 30, 2000, representing 1% of ILEC revenue for both periods. ILEC research and development costs decreased due to increased focus by the Company's software engineering staff on projects for other business units.

CLEC Business Unit

     CLEC revenue increased 129%, from $1.5 million in the six months ended June 30, 1999 to $3.4 million in the six months ended June 30, 2000. CLEC revenue increased due to an increase in the number of records under management for new and existing customers and additional non-recurring revenue recognized on new customers signed in 2000. CLEC direct costs increased 25%, from $880,000 in the six months ended June 30, 1999 to $1.1 million in the six months ended June 30, 2000, representing 59% and 32% of CLEC revenue for such periods, respectively. The dollar increase in CLEC costs is due to the hiring of additional CLEC operations staff to assist with the continued growth in records under management. The percent decrease in CLEC costs is due mainly to volume efficiencies gained by the growth in records managed. CLEC sales and marketing expenses increased 58%, from $194,000 in the six months ended June 30, 1999 to $306,000 in the six months ended June 30, 2000, representing 13% and 9% of CLEC revenue for such periods, respectively. The increase in CLEC sales and marketing expenses is due to the hiring of additional sales and marketing personnel to accommodate the growth in the CLEC Business Unit and increased direct marketing campaign costs. CLEC research and development costs increased 178%, from $58,000 in the six months ended June 30, 1999 to $161,000 in the six months ended June 30, 2000, representing 4% and 5% of CLEC revenue for such periods, respectively. CLEC research and development costs increased due to the development of Local Number Portability (LNP) software applications.

Wireless Business Unit

     Wireless revenue increased 103%, from $846,000 in the six months ended June 30, 1999 to $1.7 million in the six months ended June 30, 2000. Wireless revenue increased due to an increase in the number of records under management and one-time fees related to system capacity expansion to accommodate wireless carriers. Wireless costs increased 7%, from $2.1 million in the six months ended June 30, 1999 to $2.2 million in the six months ended June 30, 2000. Costs increased due to the hiring of additional systems operations staff and increased systems maintenance and telephone line costs to accommodate growth. Wireless direct cost as a percentage of Wireless revenue decreased as the increase in subscribers managed grows to cover more of the infrastructure costs. Wireless sales and marketing expenses increased 5%, from $284,000 in the six months ended June 30, 1999 to $299,000 in the six months ended June 30, 2000, representing 34% and 17% of Wireless revenue for such periods, respectively. The increase in Wireless sales and marketing expenses is due to the hiring of additional sales personnel in 2000. Wireless research and development costs increased 197% from $123,000 in the six months ended June 30, 1999 to $365,000 in the six months ended June 30, 2000, representing 15% and 21% of Wireless revenue for such periods, respectively. Wireless research and development costs increased due to the development of improvements to our general wireless database application in 2000.

Direct Business Unit

     Direct revenue increased from $100,000 in the six months ended June 30, 1999 to $988,000 in the six months ended June 30, 2000. Direct revenue increased due to the transition of records in the State of Texas beginning in 2000 and delivery of the EWE product offering. Direct costs increased from $762,000 in the six months ended June 30, 1999 to $2.5 million in the six months ended June 30, 2000. Costs increased due to the additional personnel and system infrastructure needed to implement the State of Texas contract and to manage records that have been transitioned. In addition, we opened an office in Texas in late 1999 to supplement our operations. Direct sales and marketing expenses increased from $156,000 in the six months ended June 30, 1999 to $682,000 in the six months ended June 30, 2000, representing 156% and 69% of Direct revenue for such periods, respectively. The increase in sales and marketing costs is due to the hiring of additional sales personnel to support the State of Texas contract and our EWE product. Direct research and development costs decreased 19%, from $486,000 in the six months ended June 30, 1999 to $394,000 in the six months ended June 30, 2000. Direct research and development costs decreased due to the reduction in EWE application development in 2000 after the product was launched.

Corporate Business Unit

     Corporate general and administrative expenses increased 48%, from $2.4 million in the six months ended June 30, 1999 to $3.5 million in the six months ended June 30, 2000, representing 15% and 18% of total revenue for such period, respectively. Corporate general and administrative expenses increased due to the addition of corporate legal personnel and outside legal fees to address legislative and regulatory issues, the hiring of additional human resources staff to accommodate headcount growth in 2000, including growth related to 9-1-1 SafetyNet and corporate consulting costs. Corporate sales and marketing expenses increased 18%, from $1.2 million in the six months ended

June 30, 1999 to $1.4 million in the six months ended June 30, 2000, representing 8% and 7% in total revenue for such periods, respectively. Corporate sales and marketing expenses increased due to national tradeshow costs, direct marketing related to 9-1-1 SafetyNet, and public relations charges. Increase is partially offset by the reallocation of certain resources from marketing-related activities to legislative and regulatory affairs activities and the reduction in headcount for general corporate product marketing. Corporate research and development of $722,000 in the six months ended June 30, 2000 represents labor and associated travel and consulting costs related to the network architecture of the 9-1-1 SafetyNet product offering.

     Net other income increased 55%, from $274,000 in the six months ended June 30, 1999 to $426,000 in the six months ended June 30, 2000. Other income increased due to interest income earned from investments and the reduction in interest expense related to the repayment of certain capital leases.

     The benefit for income taxes decreased from $354,000 in the six months ended June 30, 1999 to zero in the six months ended June 30, 2000. We expect to incur losses in the near term related to development costs for new commercial products and future taxable income may not be sufficient to realize additional deferred tax assets that will be created by the projected net operating losses. Consequently, we presently expect our statement of operations will not reflect tax benefits for projected operating losses to be incurred during 2000.

     The loss from operations of discontinued division, net of tax, for the six months ended June 30, 1999 of $124,000 represents the costs related to the final closeout of unassigned contracts related to our Premise Products division, which was sold in 1997, and the transition of customers to the company that acquired this division.

Liquidity and Capital Resources

     Since our inception we have funded our operations with cash provided by operations, supplemented by equity and debt financing and leases on capital equipment. As of June 30, 2000, we had $18.4 million in cash and cash equivalents and investments in marketable securities.

     We borrowed approximately $1.1 million under our capital lease line secured by capital equipment in the six months ended June 30, 2000, and repaid $1.0 million and $956,000 of capital lease obligations during the six months ended June 30, 2000 and 1999, respectively. Additionally, we used $2.1 million and $1.5 million during the six months ended June 30, 2000 and 1999, respectively, for the purchase of capital assets and software development. We anticipate that our level of spending for capital expenditures in the six months ended June 30, 2000 will continue, although we currently have no material commitments for capital expenditures.

     We have a line of credit with a bank equal to $2.0 million, which is available to meet operating needs. The interest rate on amounts borrowed under the line of credit is equal to the bank's prime rate or the one, two or three month Libor rate plus 2.25% per annum. The line of credit matures April 15, 2001 and is collateralized by certain of our assets. As of June 30, 2000, no borrowings were outstanding on the line of credit.

     We also have a $2.0 million capital lease line with a bank, which is available to meet capital acquisition needs that arise from normal business operations. The interest rate on capital leased under the lease line is equal to the bank's cost of funds at the time of each lease. Separate lease schedules are signed from time to time. Each lease schedule is collateralized by the assets that are being leased. Each lease has its own termination date, typically 36 months. As of June 30, 2000, $1.7 million was outstanding on the capital lease line.

      We expect to incur research, development and marketing expenses of up to $10 million on our 9-1-1 SafetyNet product. This may require up to $13 million in cash due to the capital expenditure requirements. During the six months ended June 30, 2000, we incurred expense of approximately $1.3 million on this initiative.

     Although we believe that our current cash and investments, cash generated from operations and lease financing will be sufficient to fund our anticipated working capital needs, research and development initiative and capital expenditures for our core operations, we may seek to raise additional capital to expand our 9-1-1 SafetyNet product offering. We may seek a new capital lease line or other sources of debt or equity financing to fund this initiative. In the event our plans or assumptions for our core operations change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

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

Staff Accounting Bulletin No. 101

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. We are required to determine the potential impact of SAB 101 no later than fourth quarter of 2000. If we determine that our revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require us to restate all of our previously reported 2000 quarterly results to reflect a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000. We are currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on our financial position and results of operations.

FASB Interpretation No. 44

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). FIN No. 44 clarifies the application of APB No. 25 for certain issues related to equity-based instruments issued to employees. FIN No. 44 is effective on July 1, 2000, except for certain transactions, and will be applied on a prospective basis. Management believes that FIN No. 44 will not have a significant impact on our results of operations and financial position.

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

     Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. We experienced a profit in 1998, but had a net loss of approximately $1.3 million in 1999 and a net loss of $2.2 million for the six months ended June 30, 2000. Therefore, you should not rely on period-to-period comparisons of revenue or operating results as an indication of our future performance. If our quarterly revenue or operating results fall below the expectations of the investors or securities analysts, the price of our common stock could fall substantially.

     Our operating results may continue to fluctuate as a result of many factors, including:

 .    our planned investments in research, development and marketing to expand our service offerings;
 .    the length of our sales cycle;
 .    the size, timing and duration of significant customer contracts;
     the number of subscriber records under our management;
 .    we cannot predict the rate of adoption of wireless services by PSAPs;
 .    the timing of introduction and market acceptance of new products and services by us and our competitors; and
 .    changes in telecommunications legislation and regulations.

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

     We historically have depended on, and expect to continue to depend on, large contracts from a limited number of significant customers. We provide our services to a range of customers, including ILECs, CLECs, wireless carriers and state and local government agencies. During the six months ended June 30, 2000, we recognized approximately 69% of total revenue from continuing operations from Ameritech, BellSouth Inc. and U S WEST, each of which accounted for greater than 10% of our revenue. During the six months ended June 30, 1999, we recognized approximately 82% of total revenue from Ameritech, BellSouth Inc. and U S WEST, each of which accounted for greater than 10% of our revenue. No other customers accounted for more than 10% of our total revenue during those periods. We believe that these customers will continue to represent a substantial portion of our total revenue in the future. Certain of our contracts with these customers allow them to cancel their contracts with us in the event of changes in regulatory, legal, labor or business conditions. Our contracts with these customers expire through 2005. The loss of any of these customers could have a material adverse effect on our business, financial condition and results of operations.

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

     Our Chief Financial Officer, Carol Nelson, announced her resignation effective September 30, 2000. Although we are actively seeking a successor CFO, there can be no assurance that we will be able to replace Ms. Nelson within a reasonable timeframe or that we will not experience significant interruption in our business as a result of her departure. Ms. Nelson has an agreement that provides for payments subsequent to the termination of her employment.

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

     The market for our services is characterized by rapid technological change, frequent new product or service introductions, evolving industry standards and changing customer needs. We launched our Emergency Warning and Evacuation, or EWE, product, in the fourth quarter of 1999, which allows PSAPs to call all numbers in a given area and warn citizens of imminent danger. We intend to offer other new products in the future, including 9-1-1 SafetyNet. The introduction of products and services embodying new technologies and the emergence of new industry and technology standards can render existing products and services obsolete and unmarketable in short periods of time. We expect other vendors to regularly introduce new products and services, as well as enhancements to their existing products and services, that will compete with the services and products offered by us. As a result, the life cycles of our services and products are difficult to estimate. We believe that our future success will depend in large part on our ability to maintain and enhance our current service and product offerings, to develop and regularly introduce new services and products that will keep pace with technological advances and satisfy evolving customer requirements, and to achieve acceptable levels of sales of our new services and products through our current customers that resell our solutions to their subscribers. However, we cannot assure you that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of such new services and products or that our new services and products will adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new service and product offerings by us or our competitors may cause customers to defer the purchase of our existing services and products. Our inability to develop on a timely basis new services or products, or the failure of such new services or products to achieve market acceptance, could have a material adverse effect on our business, financial condition and results of operations. The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will successfully develop, introduce or manage the transition to new services and products. Furthermore, services and products such as those offered by us may contain undetected or unresolved errors when they are first introduced or as new versions are released. We cannot assure you that, despite extensive testing by us, errors will not be found in new services and products after commencement of commercial availability, resulting in delay in or loss of market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs, any of which could have a material adverse effect on our business, financial condition and results of operations. Significant delays in meeting deadlines for announced service or product introductions or performance problems with such products or upgrades could result in an undermining of customer confidence in our services and products, which would materially adversely affect our customer relationships as well.

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

     During the six months ended June 30, 2000 and the year ended December 31, 1999, approximately 88% of our revenue was generated on a fixed price per subscriber basis. We generally enter into contracts with two- to ten-year terms and we generally receive a fixed monthly fee based upon the number of subscribers and upon the services selected by the customer. Therefore, our failure to estimate accurately the resources required for a fixed price per subscriber contract could have a material adverse effect on our business, financial condition and results of operations.

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

     The market for our services and products has been influenced by the adoption of regulations under the Telecommunications Act of 1996, the duties imposed on ILECs by the Telecommunications Act to open the local telephone markets to competition, the Wireless Communications and Public Safety Act of 1999 related to LECs' responsibility to provide subscriber records to emergency services providers, requirements in the various states, including Texas where we are a regulated utility and a party to various Texas PUC dockets, and the requirements imposed on wireless carriers by the FCC's Report and Order 94-102. Therefore, any changes to such legal requirements, the adoption of new regulations by federal or state regulatory authorities under these laws and regulations or any legal challenges to them could have a material adverse effect upon the market for our services and products. Although these laws and regulations were designed or modified in some respects to expand competition in the telecommunications industry, the realization of the objectives of these laws and regulations is subject to many uncertainties, including judicial and administrative proceedings designed to define rights and obligations, actions or inactions by ILECs and other carriers that affect the pace at which changes contemplated by these laws and regulations occur, resolution of questions concerning which parties will finance such changes, and other regulatory, economic and political factors.

     We are aware of litigation challenging the validity of the Telecommunications Act and the local telephone competition rules adopted by the FCC to implement the Telecommunications Act, as well as certain administrative rule makings either underway or anticipated with respect to other laws and regulations. For example, the U.S. Supreme Court in AT&T v. Iowa invalidated the unbundling requirements adopted by the FCC while upholding a portion of the FCC's local competition rules. The FCC adopted new unbundling requirements on September 15, 1999 to comply with the decision of the Supreme Court. The 8th Circuit Court of Appeals has remanded to the FCC certain issues involving collocation of equipment as well as TELRIC (Total Element Long Run Incremental
Cost) pricing that governs in part the method by which ILECs may charge competitive carriers for interconnecting to the

ILEC network. The final impact of the application of these rules is not yet known. Such litigation may serve to delay full implementation of these laws and regulations, which could adversely affect demand for our services and products. Any delays in the deadlines imposed by these laws and regulations, the FCC, state utility commissions, or any invalidation, repeal or modification in the requirements imposed by these laws or regulations, state utility commissions or the FCC could have a material adverse effect on our business, financial condition and results of operations. Moreover, customers may require, or we otherwise may deem it necessary or advisable, that we modify our services and products to address actual or anticipated changes in the regulatory environment. Any other delays in implementation of these laws and regulations, or other regulatory changes, could materially adversely affect our business, financial condition and results of operations.

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

     As required by the agreement, SBC Communications filed wireline and wireless tariffs regarding its portion of the unbundled services. SBC Communications failed to unbundle its tariffs in a manner that allowed the cost of our solution to be competitively neutral to the grandfathered SBC Communications' solution, and the tariffs were contested by the Texas Commission for State Emergency Communications, us and various other parties. Subsequently, the Texas PUC promulgated new rules pertaining to 9-1-1 provisioning in this competitive environment which in many ways favor our position, and those rules have had the effect of making SBC Communications' proposed tariffs invalid, thus causing SBC to modify the tariffs and propose new tariffs that comply with the PUC's new rules that embrace a competitive 9-1-1 market place. We are in the process of reviewing those new proposed tariffs along with other interested parties, and it is possible we will find it necessary or desirable to file objections to the proposed tariffs. The outcome of the tariff filing is uncertain, although the parties to the tariff matters had previously executed a second interim agreement for both wireline and wireless services, which continues, in the meantime, to set the rates to be charged to public safety agencies who wish to procure our solution until a final tariff is determined. We believe that these legal and technological issues and their associated cost implications are likely to be readdressed by the PUC, which may yet decide on these matters in 2000 but more likely in 2001. Until such resolution, this interim tariff agreement will govern those rates and charges. We believe that the services that we will provide under our contract with the General Services Commission are permitted within the scope of the existing regulations and that the outcome of the matter before the PUC will be favorable to us and the Texas Commission for State Emergency Communications. However, we cannot assure you that the Texas PUC will decide in favor of us and the Texas Commission for State Emergency Communications or that SBC Communications will not resume its desire to pursue this and other legal challenges on a longer term basis, thus causing further delay of the commencement of the services by exercising its right to appeal a PUC decision that favors us or the Texas Commission for State Emergency Communications. If the PUC does not decide in our favor or places contingencies on the manner in which the services are provided, we may be prohibited from delivering our services to the State of Texas, may incur additional delays in that regard, may expend significant resources to appeal the PUC's decision or may expend additional costs to redesign the methodology by which the services are provided. In addition, if SBC Communications exercises its right to appeal, we may be required to spend significant resources to defend our right to provide our services in the State of Texas. The tariff proceedings were put in abeyance pending resolution of the PUC's new rule making which is now completed. We expect that the PUC and/or the administrative law judge presiding over those dockets, will soon cause the parties to take a position on the new SBC tariffs, and as mentioned, we may seek to object to the new tariffs.

     As part of our new initiatives to market and sell our 9-1-1 SafetyNet products and services, we are in the process of obtaining certificates of operating authority across the United States to operate as a telecommunications provider and to become a bona fide beneficiary of the Telecommunications Act of 1996, including the right to interconnect with certain incumbent 9-1-1 network providers. While these efforts and their relation to the provision of telecommunications services may not fall within the express provisions of the Act and the "well worn path" for traditional competitive telecommunications providers, we believe that the Act, bolstered by events that have occurred since its passage, clearly contemplate and support the extension of the notion of competition to providers like us and our emergency services initiatives. The success of our new initiatives depends largely on the success of these legal, regulatory and contractual initiatives, and we can not make assurances that they will be successful. Thus, the same kinds of delays or problems outlined above regarding matters pending in the state of Texas may also occur in other states, including all states which could have substantial and material impacts on the success of our business.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to our normal operating and funding activities. Historically and as of June 30, 2000, we have not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

     The interest payable on our line of credit is variable based on the lender's prime rate or the one, two, or three month Libor rate plus 2.25% per annum, and, therefore, is affected by changes in market interest rates. At June 30, 2000, no amounts were outstanding under our line of credit, however, we may borrow up to 80% of qualified accounts receivable, not to exceed $2,000,000. Rates on our capital lease line are also dependent on interest rates in effect at the time the lease line is drawn upon. In addition, we invest excess funds in high-grade treasury bonds and commercial paper on which we monitor interest rates frequently and as the investments mature. We do not believe that reasonably possible near-term changes in interest rates will result in a material effect on our future earnings, fair values or cash flows.

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

     We are not a party to any litigation that we believe could have a material adverse effect on us or our business. Federal and state regulations governing 9-1-1 service provisioning have typically applied to local exchange services providers. We plan to provide 9-1-1 services directly to state and local governments rather than local exchange carriers in certain areas. Since this is the first time that such services have been provided in this manner, the regulations are being challenged and clarified for the first time. We believe that the services we provide are within the scope of the existing regulations and that any challenges to the regulations would be decided in our favor. However, if the regulations are challenged and are not decided in our favor, we may be prohibited from expanding our services to certain markets.

Item 2 - Changes in Securities and Use of Proceeds.

     On June 29, 1998, we consummated our initial public offering of our common stock. The estimated net offering proceeds to us after deducting the foregoing discounts, commissions, fees and expenses were $25,988,400, of which $3,510,400 relates to the exercise of the underwriters' over-allotment option on July 22, 1998. Through June 30, 2000, the proceeds of the offering have been applied as follows:

     Aggregate offering price                                $28,980,000

     Direct and indirect payment to others for:
          Underwriting discounts and commissions               2,028,600
          Other offering expenses                                963,000
          Construction of building and facilities                300,000
          Capital lease payment to receive discount            2,878,500
          Repayment of indebtedness                            4,610,000
          9-1-1 SafetyNet initiative                           1,300,000


     None of such payments were direct or indirect payments to our directors, officers, general partners or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates. We expect to use up to $13 million of our remaining net proceeds in 2000 for research, development and marketing to expand our product offerings, as well as for general corporate purposes, including working capital. A portion of the net proceeds also may be used for the acquisition of businesses, products and technologies that are complementary to ours. We invested a portion of the remaining proceeds in an investment portfolio consisting mostly of high-grade bonds and commercial paper.

Item 3 - Defaults on Senior Securities.

     None.

Item 4 - Submission of Matters to a Vote of Security Holders.

a) On June 27, 2000, we held our 2000 Annual Meeting of Stockholders (the "Annual Meeting").

b) One matter voted on at the Annual Meeting was the election of seven directors. The seven nominees, who were existing directors and nominees of our Board of Directors, were re-elected at our Annual Meeting as directors, receiving the number of votes for election and abstentions as set forth next to their respective names below:

     NOMINEE FOR DIRECTOR               FOR          WITHHELD          ABSTAIN
     --------------------               ---          --------          -------
     George K. Heinrichs            10,300,769        442,649          486,627
     Stephen O. James               10,300,769        442,649          486,627
     David Kronfeld                 10,300,769        442,649          486,627
     Phillip B. Livingston          10,300,769        442,649          486,627
     Mary Beth Vitale               10,300,207        442,211          487,627
     Winston J. Wade                10,300,207        442,211          487,627
     Darrell A. Williams            10,300,769        442,649          486,627

c) The following additional matters were separately voted upon at the Annual Meeting and received the votes of the holders of the number of shares of our common stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

     1. Creation of a classified board of directors by dividing the Board of Directors into three classes with staggered terms:
               For                      5,626,341
               Against                  1,184,206
               Broker non-votes         3,925,761
               Abstain                    493,737

     2.   Increase the authorized shares for the 1998 Stock Incentive Plan:
               For                      5,578,065
               Against                  1,202,878
               Broker non-votes         3,925,761
               Abstain                    523,341

     3. Ratification of selection of Arthur Andersen LLP as independent accountants for 2000 fiscal year:
               For                     10,721,388
               Against                     18,480
               Abstain                    490,177

d)   Not applicable.

Item 5 - Other Information.

          None.

Item 6 - Exhibits and Reports on Form 8-K.

          (a)  Exhibits.
               10.24 - Genesis Select Corporation and SCC Communications Corp.
                       Common Stock Purchase Warrant Agreement, dated April 19, 2000
               10.25 - Leopard Communications and SCC Communications Corp.
                       Common Stock Purchase Warrant Agreement, dated April 19, 2000
               10.26 - Employment Agreement between Carol Nelson and SCC
                       Communications Corp.
               27.1  - Financial Data Schedule

          (b)  Reports on Form 8-K.
                    None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SCC Communications Corp.
                                             (Registrant)

August 14, 2000                         \s\  George K. Heinrichs
_________________                       ______________________________
     Date                               George K. Heinrichs, President
                                        and Chief Executive Officer

August 14, 2000                         \s\  Carol Nelson
_________________                       ______________________________
     Date                               Carol Nelson, Chief
                                        Financial Officer