Form 10-Q
period 2000-09-30
SCC COMMUNICATIONS CORP
filed 2000-11-14
CIK 924505

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of October 31, 2000, there were 11,275,211 shares of the Registrant's Common Stock outstanding.



================================================================================

                                     INDEX

                        PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements
  Balance Sheets as of  September 30, 2000 and December 31, 1999 (Unaudited).........             2
  Statements of Operations for the three months ended September 30, 2000 and 1999 and
    the nine months ended September 30, 2000 and 1999 (Unaudited).....................            4

  Statements of Cash Flows for the nine months ended September 30, 2000 and 1999
    (Unaudited).......................................................................            5

  Notes to Financial Statements (Unaudited)...........................................            6
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
  Operations..........................................................................            9

Item 2A - Factors That May Affect Future Results......................................           16
Item 3 - Quantitative and Qualitative Disclosures About Market Risk...................           24

                          PART II - OTHER INFORMATION
Item 1 - Legal Proceedings............................................................           25
Item 2 - Changes in Securities and Use of Proceeds....................................           25
Item 3 - Defaults on Senior Securities................................................           25
Item 4 - Submission of Matters to a Vote of Security Holders..........................           25
Item 5 - Other Information............................................................           25
Item 6 - Exhibits and Reports on Form 8-K.............................................           25
Signatures............................................................................           26

                           SCC COMMUNICATIONS CORP.

                                BALANCE SHEETS
                            (dollars in thousands)



                                                                  September 30,       December 31,
                                                                      2000               1999
                                                                  ------------        -----------
                                                                            (Unaudited)
                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.................................       $      4,665        $     8,354
 Short-term investments....................................             10,856             12,165
 Accounts receivable, net of allowance for doubtful
  accounts of approximately $58 in 2000 and 1999...........              5,500              2,255
 Unbilled revenue..........................................              1,889                846
 Prepaids and other........................................              1,842                548
 Deferred income taxes -- current portion..................                653                653
                                                                  ------------        -----------
   Total current assets....................................             25,405             24,821
                                                                  ------------        -----------

PROPERTY AND EQUIPMENT, at cost:
 Computer hardware and equipment...........................             28,710             25,411
 Furniture and fixtures....................................              1,078                933
 Leasehold improvements....................................                963                915
                                                                  ------------        -----------
                                                                        30,751             27,259
 Less -- Accumulated depreciation..........................            (19,477)           (15,753)
                                                                  ------------        -----------
   Total property and equipment............................             11,274             11,506
                                                                  ------------        -----------

OTHER ASSETS...............................................                107                 86
LONG-TERM INVESTMENTS......................................                  -                993

DEFERRED INCOME TAXES -- NONCURRENT........................              3,423              3,423

SOFTWARE DEVELOPMENT COSTS, net of accumulated
  amortization of $791 and $575 in 2000  and 1999,
  respectively.............................................              1,025                951
                                                                      --------           --------
                                                                      $ 41,234           $ 41,780
                                                                      ========           ========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                           SCC COMMUNICATIONS CORP.

                                BALANCE SHEETS
                            (dollars in thousands)



                                                                                            September 30,      December 31,
                                                                                                2000              1999
                                                                                            ------------       -----------
                                                                                                      (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..................................................................        $      1,296       $       752
  Payroll-related accruals..........................................................               1,193               786
  Other accrued liabilities.........................................................               1,708             1,641
  Property and other tax liabilities................................................                 966               792
  Current portion of capital lease obligations......................................               2,200             1,971
  Deferred contract revenue.........................................................               1,803               865
                                                                                            ------------       -----------
          Total current liabilities.................................................               9,166             6,807

LONG-TERM DEBT:
  Capital lease obligations, net of current portion.................................               1,717             2,038
                                                                                            ------------       -----------
          Total liabilities.........................................................              10,883             8,845
                                                                                            ------------       -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued or
   outstanding......................................................................                   -                 -

  Common stock, $.001 par value; 30,000,000 shares authorized; 11,273,290 and
   11,104,111 shares issued in 2000 and 1999, respectively..........................                  11                11

  Additional paid-in capital........................................................              44,445            43,925
  Common stock warrants.............................................................                 373                 -
  Stock subscriptions receivable....................................................                 (33)              (33)
  Accumulated deficit...............................................................             (14,445)          (10,968)
                                                                                            ------------       -----------
          Total stockholders' equity................................................              30,351            32,935
                                                                                            ------------       -----------
                                                                                            $     41,234       $    41,780
                                                                                            ============       ===========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                           SCC COMMUNICATIONS CORP.

                           STATEMENTS OF OPERATIONS
                   (dollars in thousands, except share data)
                                   Unaudited


                                                                              Three Months Ended             Nine Months Ended
                                                                              ------------------             -----------------
                                                                                 September 30,                 September 30,
                                                                              ------------------             -----------------
                                                                            2000               1999           2000         1999
                                                                        -----------         -----------   -----------   -----------
REVENUE:
  ILEC Business Unit..................................................  $     7,663         $     6,606   $    21,432   $    19,976
  CLEC Business Unit..................................................        1,888               1,092         5,297         2,581
  Wireless Business Unit..............................................        1,265                 405         2,980         1,251
  Direct Business Unit................................................          959                 194         1,947           294
                                                                        -----------         -----------   -----------   -----------
         Total revenue................................................       11,775               8,297        31,656        24,102
COSTS AND EXPENSES:
  ILEC Business Unit..................................................        4,236               3,704        12,077        11,077
  CLEC Business Unit..................................................          738                 535         1,835         1,415
  Wireless Business Unit..............................................        1,349               1,033         3,583         3,117
  Direct Business Unit................................................        1,334                 478         3,863         1,240
  Sales and marketing.................................................        2,423               1,307         5,881         4,008
  General and administrative..........................................        2,305               1,185         5,803         3,546
  Research and development............................................          907                 420         2,713         1,268
                                                                        -----------         -----------   -----------   -----------
         Total costs and expenses.....................................       13,292               8,662        35,755        25,671
                                                                        -----------         -----------   -----------   -----------
LOSS FROM OPERATIONS..................................................       (1,517)               (365)       (4,099)       (1,569)
OTHER INCOME (EXPENSE):
  Interest and other income...........................................          293                 269           911           804
  Interest and other expense..........................................          (97)               (125)         (289)         (386)
                                                                        -----------         -----------   -----------   -----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                          (1,321)               (221)       (3,477)       (1,151)
INCOME TAX BENEFIT....................................................            -                  83             -           437
                                                                        -----------         -----------   -----------   -----------
LOSS FROM CONTINUING OPERATIONS.......................................       (1,321)               (138)       (3,477)         (714)
LOSS FROM OPERATIONS OF DISCONTINUED DIVISION, net of tax                         -                 (25)            -          (149)
                                                                        -----------         -----------   -----------   -----------
NET LOSS..............................................................  $    (1,321)        $      (163)  $    (3,477)  $      (863)
                                                                        ===========         ===========   ===========   ===========

NET LOSS PER SHARE (Note 2):
  Basic and diluted...................................................  $     (0.12)        $     (0.01)  $     (0.31)  $     (0.08)
                                                                        ===========         ===========   ===========   ===========

SHARES USED IN COMPUTING NET LOSS PER SHARE   (Note 2):
  Basic and diluted...................................................   11,217,093          11,050,697    11,201,308    10,963,830
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

                           SCC COMMUNICATIONS CORP.

                           STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                   Unaudited

                                                                                                          Nine Months
                                                                                                       Ended September 30,
                                                                                                       ------------------
                                                                                                         2000      1999
                                                                                                       --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................................................           $ (3,477)  $  (863)
  Adjustments to reconcile net loss to net cash provided by
   operating activities --
    Amortization and depreciation...........................................................              3,957     3,806
    Accretion of and interest accrued on investments........................................               (184)     (214)
    Loss on disposal of assets..............................................................                  6        38
    Deferred income tax benefit.............................................................                  -      (529)
    Provision for doubtful accounts.........................................................                  -        50
   Change in --
    Accounts receivable.....................................................................             (3,245)    1,998
    Unbilled revenue........................................................................             (1,043)      225
    Prepaids and other......................................................................               (942)     (379)
    Accounts payable........................................................................                544      (109)
    Accrued liabilities.....................................................................                648      (408)
    Deferred contract revenue...............................................................                938    (1,032)
                                                                                                       --------   -------
     Net cash provided by (used in) operating activities....................................             (2,798)    2,583
                                                                                                       --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................................................             (3,503)   (1,516)
  Purchase of investments...................................................................            (10,764)   (8,643)
  Sale of investments.......................................................................             13,250     7,000
  Software development costs................................................................               (291)     (426)
                                                                                                       --------   -------
     Net cash used in investing activities..................................................             (1,308)   (3,585)
                                                                                                       --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations...........................................             (1,222)   (1,432)
  Proceeds from equipment lease.............................................................              1,119         -
  Exercise of stock options.................................................................                448       258
  Proceeds received from employee stock purchase plan.......................................                 72        88
  Payments received from stock subscriptions................................................                  -        22
                                                                                                       --------   -------
     Net cash provided by (used in) financing activities....................................                417    (1,064)
                                                                                                       --------   -------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................................................             (3,689)   (2,066)
CASH AND CASH EQUIVALENTS, beginning of period..............................................              8,354    10,266
                                                                                                       --------   -------
CASH AND CASH EQUIVALENTS, end of period....................................................           $  4,665   $ 8,200
                                                                                                       ========   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................................................           $    250   $   351
                                                                                                       ========   =======
  Cash paid during the period for taxes.....................................................           $    289   $   356
                                                                                                       ========   =======
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
  Property acquired with capital leases.....................................................           $     11   $   856
                                                                                                       ========   =======
  Issuance of stock warrants................................................................           $    373   $     -
                                                                                                       ========   =======

  The accompanying notes to financial statements are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K.

NOTE 2 - EARNINGS PER SHARE

     "Basic income (loss) per share" is determined by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. "Diluted income (loss) per share" includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The if-converted method is used for convertible securities. Potentially dilutive common stock options and warrants that were excluded from the calculation of diluted income per share because their effect is antidilutive totaled 859,629 and 816,088 for the three months ended September 30, 2000 and 1999, respectively, and 787,993 and 1,132,604 for the nine months ended September 30, 2000 and 1999, respectively.

NOTE 3 - WARRANTS

     During the second quarter, the Company issued a warrant to purchase 100,000 shares of the Company's common stock to an investor relations consulting firm for services to be provided over one year. The Company recorded the fair value of the warrant, totaling $273,000, as a prepaid expense which will be amortized over the one-year service period on a straight-line basis.

     The Company also issued a warrant to purchase 36,590 shares of the Company's common stock to a marketing firm for services to be provided in the future. The Company recorded the fair value of the warrant, totaling $100,000, as a prepaid expense which was expensed as services were provided during the three months ended September 30, 2000.

NOTE 4- REPORTABLE SEGMENTS

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


For the Three Months Ended September 30:
-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                           ILEC            CLEC          WIRELESS              DIRECT             CORPORATE             TOTAL
                      -------------------------------------------------------------------------------------------------------------
                       2000    1999    2000    1999    2000      1999      2000      1999       2000      1999      2000      1999
                      -------------------------------------------------------------------------------------------------------------
Revenue               $7,663  $6,606  $1,888  $1,092  $ 1,265   $  405    $   959   $   194   $     -   $     -   $ 11,775   $8,297

Direct costs           4,236   3,704     738     535    1,349    1,033      1,334       478         -         -      7,657    5,750
Sales and marketing      516     420     216      81      284      155        336       150     1,071       501      2,423    1,307
General and
 administrative            -       -       -       -        -        -          -         -     2,305     1,185      2,305    1,185
Research and
 development              62      62      38      35      117       143       243       180       447         -       907       420
                      ------  ------  ------  ------  -------   -------   -------   -------   -------   -------   -------    ------
    Total              4,814   4,186     992     651    1,750     1,331     1,913       808     3,823     1,686    13,292     8,662

Operating income
 (loss)                2,849   2,420     896     441     (485)     (926)     (954)     (614)   (3,823)   (1,686)   (1,517)     (365)

Other income, net          -       -       -       -        -         -         -         -       196       144       196       144
                      ------  ------  ------  ------  -------   -------   -------   -------   -------   -------   -------    ------
Income (loss) before
 income taxes          2,849   2,420     896     441     (485)     (926)     (954)     (614)   (3,627)   (1,542)   (1,321)     (221)

Income tax benefit         -       -       -       -        -         -         -         -         -        83         -        83
                      ------  ------  ------  ------  -------   -------   -------   -------   -------   -------   -------    ------

Net income (loss)
 from continuing
 operations before
 extraordinary item    2,849   2,420     896     441     (485)     (926)     (954)     (614)   (3,627)   (1,459)   (1,321)     (138)

Loss from operations
 of discontinued
 division, net of tax      -       -       -       -        -         -         -         -         -       (25)        -       (25)
                       ------  ------  ------  ------  -------   -------   -------   -------   -------   -------   -------    ------
Net income (loss)      $2,849  $2,420  $  896  $  441 ($   485) ($   926) ($   954) ($   614) ($ 3,627) ($ 1,484) ($ 1,321) ($  163)
                       ======  ======  ======  ======  =======   =======   =======   =======   =======   =======   =======    ======
------------------------------------------------------------------------------------------------------------------------------------

For the Nine Months Ended September 30:
-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                           ILEC            CLEC          WIRELESS              DIRECT             CORPORATE             TOTAL
                      -------------------------------------------------------------------------------------------------------------
                       2000    1999    2000    1999    2000      1999      2000      1999       2000      1999      2000      1999
                      -------------------------------------------------------------------------------------------------------------
Revenue               $21,432  $19,976   $5,297   $2,581  $ 2,980  $1,251  $ 1,947   $   294   $     -   $     -  $31,656   $24,102

Direct costs           12,077   11,077    1,835    1,415    3,583   3,117    3,863     1,240         -         -   21,358    16,849
Sales and marketing     1,268    1,283      522      275      584     439    1,018       306     2,489     1,705    5,881     4,008
General and
 administrative             -        -        -        -        -       -        -         -     5,803     3,546    5,803     3,546
Research and
 development              226      243      199       93      482     266      637       666     1,169         -    2,713     1,268
                      -------  -------   ------   ------  -------  ------  -------   -------   -------   -------  -------   -------
    Total              13,571   12,603    2,556    1,783    4,649   3,822    5,518     2,212     9,461     5,251   35,755    25,671

Operating income
 (loss)                 7,861    7,373    2,741      798   (1,669) (2,571)  (3,571)   (1,918)   (9,461)   (5,251)  (4,099)   (1,569)

Other income, net           -        -        -        -        -       -        -         -       622       418      622       418
                      -------  -------   ------   ------  -------  ------  -------   -------   -------   -------  -------   -------
Income (loss) before
 income taxes           7,861    7,373    2,741      798   (1,669) (2,571)  (3,571)   (1,918)   (8,839)   (4,833)  (3,477)   (1,151)

Income tax benefit          -        -        -        -        -       -        -         -         -       437        -       437
                      -------  -------   ------   ------  -------  ------  -------   -------   -------   -------  -------   -------

Net income (loss)
 from continuing
 operations before
 extraordinary item     7,861    7,373    2,741      798   (1,669) (2,571)  (3,571)   (1,918)   (8,839)   (4,396)  (3,477)     (714)

Loss from operations
 of discontinued
 division, net of tax       -        -        -        -        -       -        -         -         -      (149)       -      (149)
                      -------  -------   ------   ------  -------  ------  -------   -------   -------   -------  -------   -------

Net income (loss)     $ 7,861  $ 7,373   $2,741   $  798 ($ 1,669)($2,571)($ 3,571) ($ 1,918) ($ 8,839) ($ 4,545)($ 3,477) ($   863)
                      =======  =======   ======   ======  =======  ======  =======   =======   =======   =======  =======   =======
-----------------------------------------------------------------------------------------------------------------------------------

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

Staff Accounting Bulletin No. 101

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the Company's fourth fiscal quarter of 2000. The Company has concluded that its current revenue recognition policies will have to change to be in accordance with SAB 101. Specifically, the guidance provided by SAB 101 requires the Company to defer the up-front Non-Recurring Engineering, ("NRE"), fee and related direct costs and amortize them over the life of the contract. The implementation of SAB 101 requires the Company to restate all of its previously reported 2000 quarterly results to reflect a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company is currently reviewing its contracts to determine the impact SAB 101 will have on its financial position and results of operations, but currently expects the cumulative effect of change in accounting principle to be between $5 million and $6 million.

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

Overview

     We are the leading provider of 9-1-1 data management services to incumbent local exchange carriers or ILECs, competitive local exchange carriers or CLECs and wireless carriers in the United States. We manage the data that enables a 9-1-1 call to be routed to the appropriate public safety agency with accurate and timely information about the caller's identification and location. We were incorporated in July 1979 in the State of Colorado under the name Systems Concepts of Colorado, Inc. and were reincorporated in September 1993 in the State of Delaware under the name SCC Communications Corp. Prior to 1995, substantially all of our revenue was derived from the sale of software licenses and related implementation services to ILECs and public safety agencies. During 1994, we began investing in infrastructure to provide our 9-1-1 OSS solution to telephone operating companies seeking to outsource such operations. We signed our first 9-1-1 data management services contract in August 1994 and continue to add to the number of records under management. We began to recognize revenue from wireless carriers in the third quarter of 1997, and continue to increase the number of live wireless subscribers managed. In addition, we signed a contract with the General Services Commission of the State of Texas in November 1998, representing the first time that a state agency has endeavored to centralize 9-1-1 OSS and data management services with a neutral third party.

     On October 17, 2000, we issued a press release announcing our signing of a definitive agreement to acquire specified assets, and assume specified liabilities, associated with the business of Lucent Public Safety Systems, an internal venture of Lucent Technologies Inc. A copy of the press release is included in a Current Report on Form 8-K filed with the SEC on October 17, 2000.

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

                                 Three Months       Nine Months
                                    Ended              Ended
                                 September 30,      September 30,
                                --------------     --------------
                                2000      1999     2000      1999
                                ----      ----     ----      ----
   ILEC Business Unit            65%       80%      68%       83%
   CLEC Business Unit            16%       13%      17%       11%
   Wireless Business Unit        11%        5%       9%        5%
   Direct Business Unit           8%        2%       6%        1%


     We have concluded that our current revenue recognition policies must change in order to comply with SAB 101. Specifically, SAB 101 requires that we defer the up-front NRE fee, certain enhancement fees and related direct costs and amortize them over the life of our contracts. The implementation of SAB 101 requires us to restate all of our reported 2000 quarterly results, including the operating results reported in this Quarterly Report on Form 10-Q, to reflect a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000. We are currently reviewing our contracts to determine the impact SAB 101 will have on our financial position and results of operations but currently expect the cumulative effect of change in accounting principle to be between $5 million and $6 million. See "Recently Issued Accounting Pronouncements."

     During the nine months ended September 30, 2000 and 1999, we recognized approximately 67% and 78%, respectively, of total revenue from Ameritech, BellSouth Inc. and U S WEST, each of which accounted for greater than 10% of our total revenue in such periods.

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

     In June 1997, we sold the net assets of our Premise Products Division. The sale of our Premise Products Division resulted in a net loss from the sale of $2.0 million. Net loss from operations of this division, net of tax, totaled $149,000 in the first nine months of 1999, and is presented in our financial statements as loss from operations of discontinued division. This loss resulted from final closeout of unassigned contracts and the transition of customers to the company that acquired this division.

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

     Our expense levels are based in significant part on our expectations regarding future revenue. Our revenue is difficult to forecast because the market for our services is evolving rapidly and the length of our sales cycle, the size and timing of significant customer contracts and license fees and the timing of recognition of non-recurring initial fees vary substantially among customers. As discussed, our revenue recognition policy will change to be in accordance with SAB 101 which will spread the NRE revenue recognition over the life of the contract. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Any significant shortfall could therefore have a material adverse effect on our business, financial condition and results of operations. We expect to incur expenses of approximately $10 million in 2000 for research, development and marketing to expand our product offerings. As of September 30, 2000, we had incurred expenses of approximately $2.2 million. We cannot assure you that we can report operating profits or that our investments in research and development will generate future revenue. Failure to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, we hired additional employees in 1999 and year-to-date 2000, and expect to continue hiring additional employees during the remainder of 2000. We also began leasing office space in Texas in December 1999, from which we are performing some of our operations. In October 2000, we also leased additional office space in Colorado to accommodate our increased personnel.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Total Company

     Total revenue increased 42%, from $8.3 million in the third quarter of 1999 to $11.8 million in the third quarter of 2000. Total direct costs increased 33%, from $5.8 million in the third quarter of 1999 to $7.7 million in the third quarter of 2000, representing 70% and 65% of total revenue, respectively.

ILEC Business Unit

     ILEC revenue increased 17%, from $6.6 million in the third quarter of 1999 to $7.7 million in the third quarter of 2000. ILEC subscribers under management grew to 85.3 million, an increase of 6% from September 30, 1999. Approximately 86% of third quarter ILEC revenue for 2000 was recurring. ILEC revenue increased due to an increase in the number of records under management and non-recurring fees recognized for enhanced services. ILEC direct costs increased 14%, from $3.7 million in the third quarter of 1999 to $4.2 million in the third quarter of 2000, representing 56% and 55% of ILEC revenue for such periods, respectively. Costs increased due to the hiring of additional systems operations staff and increased systems maintenance costs to accommodate growth. ILEC sales and marketing expenses increased from $420,000 in the third quarter of 1999 to $516,000 in the third quarter of 2000, representing 6% and 7% of ILEC revenue for such periods, respectively. ILEC research and development costs remained constant at $62,000 for both periods, representing 1% of ILEC revenue for both periods.

CLEC Business Unit

     CLEC revenue increased 73%, from $1.1 million in the third quarter of 1999 to $1.9 million in the third quarter of 2000. CLEC revenue increased due to an increase in the number of records under management for new and existing customers and additional non-recurring revenue recognized on new customers signed in 2000. As of September 30, 2000, we had 35 CLEC contracts, representing
4.8 million subscribers. Approximately 91% of CLEC revenue in the third quarter of 2000 was recurring.

     CLEC direct costs increased 38%, from $535,000 in the third quarter of 1999 to $738,000 in the third quarter of 2000, representing 49% and 39% of CLEC revenue for such periods, respectively. The dollar increase in CLEC costs was due to the hiring of additional CLEC operations staff to assist with the continued growth in records under management. The percent decrease in CLEC costs was due mainly to volume efficiencies gained by the growth in records managed. CLEC sales and marketing expenses increased 167%, from $81,000 in the third quarter of 1999 to $216,000 in the third quarter of 2000, representing 7% and 11% of CLEC revenue for such periods, respectively. The dollar increase in CLEC sales and marketing expenses was due to the hiring of additional sales and marketing personnel to accommodate the growth in the CLEC Business Unit and increased direct marketing campaign costs. CLEC research and development costs increased 9%, from $35,000 in the third quarter of 1999 to $38,000 in the third quarter of 2000, representing 3% and 2% of CLEC revenue for such periods, respectively. CLEC research and development costs increased due to the development of local number portability, or LNP, software applications.

Wireless Business Unit

     Wireless revenue increased 221%, from $405,000 in the third quarter of 1999 to $1.3 million in the third quarter of 2000. Wireless revenue increased due to one-time fees related to system capacity expansion to accommodate wireless carriers and an increase in the number of records under management. Wireless subscribers grew 59% from the second quarter of 2000 to 2.6 million. Public safety agency requests for wireless services increased 33% from the second quarter of 2000 to 4,686, covering approximately 22 million subscribers. We signed 5 new wireless contracts in the third quarter of 2000, bringing our total customers to 20 as of September 30, 2000. Our wireless customers represented approximately 35.9 million subscribers at that date.

     Wireless costs increased 30%, from $1.0 million in the third quarter of 1999 to $1.3 million in the third quarter of 2000, representing 255% and 107% of Wireless revenue for such periods, respectively. Costs increased due to the hiring of additional systems operations staff and increased systems maintenance and telephone line costs to accommodate growth. Wireless direct costs as a percentage of Wireless revenue decreased as the increase in subscribers managed grew to cover more of the infrastructure costs. Wireless sales and marketing expenses increased 83%, from $155,000 in the third quarter of 1999 to $284,000 in the third quarter of 2000, representing 38% and 22% of Wireless revenue for such periods, respectively. The increase in Wireless sales and marketing expenses was due to the hiring of additional sales personnel in 2000. Wireless research and development costs decreased 18% from $143,000 in the third quarter of 1999 to $117,000 in the third quarter of 2000, representing 35% and 9% of Wireless revenue for such periods, respectively. Wireless research and development costs decreased due to our software engineering staff focusing on projects for other business units.

Direct Business Unit

     Direct revenue increased from $194,000 in the third quarter of 1999 to $959,000 in the third quarter of 2000. Direct revenue increased due to the transition of records in the State of Texas, fees recognized for enhanced services and recurring and non-recurring revenues related to our Emergency Warning and Evacuation, or EWE, product. Both the Texas contract and EWE were launched in the beginning of 2000. The subscriber base in Texas increased to 6.7 million and EWE increased to 600,000 as of September 30, 2000. We had ten EWE customers as of that date. Direct costs increased from $478,000 in the third quarter of 1999 to $1.3 million in the third quarter of 2000. Costs increased due to the additional personnel and system infrastructure needed to implement the State of Texas contract and to manage records that have been transitioned. In addition, we opened an office in Texas in late 1999 to supplement our operations. Direct sales and marketing expenses increased from $150,000 in the third quarter of 1999 to $336,000 in the third quarter of 2000, representing 77% and 35% of Direct revenue for such periods, respectively. The increase in sales and marketing costs was due to the hiring of additional sales personnel to support the State of Texas contract and EWE. Direct research and development costs increased 35%, from $180,000 in the third quarter of 1999 to $243,000 in the third quarter of 2000. Direct research and development costs increased due to the reduction in EWE application development after the product was launched.

Corporate Business Unit

     Corporate general and administrative expenses increased 92%, from $1.2 million in the third quarter of 1999 to $2.3 million in the third quarter of 2000. Corporate general and administrative expenses increased due to the addition of corporate legal personnel and outside legal fees to address legislative and regulatory issues related our 9-1-1 SafetyNet Product and other offerings, the hiring of additional human resources staff to accommodate headcount growth in 2000, and corporate consulting costs. Corporate sales and marketing expenses increased 120%, from $501,000 in the third quarter of 1999 to $1.1 million in the third quarter of 2000, representing 6% and 9% in total revenue for such periods, respectively. Corporate sales and marketing expenses increased due to national tradeshow costs, direct marketing costs related to 9-1-1 SafetyNet, and public relations charges. The increase was partially offset by the reallocation of certain resources from marketing-related activities to legislative and regulatory affairs activities and the reduction in headcount for general corporate product marketing. Corporate research and development of $477,000 in the third quarter of 2000 represented labor and associated travel and consulting costs related to network architecture of our 9-1-1 SafetyNet product offering. During the third quarter of 2000, we signed our first 9-1-1 SafetyNet customer. We currently estimate that our 9-1-1 SafetyNet product will begin to generate revenue in the first half of 2001.

     Net other income increased 36%, from $144,000 in the third quarter of 1999 to $196,000 in the third quarter of 2000, representing 2% of total revenue for both periods.

     The benefit for income taxes decreased from $83,000 in the third quarter of 1999 to zero in the third quarter of 2000. We expect to incur losses in the near term related to development costs for new commercial products and future taxable income may not be sufficient to realize additional deferred tax assets that will be created by the projected net operating losses. Consequently, we presently expect our statement of operations will not reflect tax benefits for projected operating losses to be incurred during 2000.

     The loss from operations of discontinued division, net of tax, for the third quarter of 1999 of $25,000 represents the costs related to the final closeout of unassigned contracts related to our Premise Products division, which was sold in 1997, and the transition of customers to the company that acquired this division.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Total Company

     Total revenue increased 32%, from $24.1 million in the nine months ended September 30, 1999 to $31.7 million in the nine months ended September 30, 2000. Eighty-seven percent of revenue in the nine months ended September 30, 2000 was recurring. Total direct costs increased 27%, from $16.8 million in the nine months ended September 30, 1999 to $21.3 million in the nine months ended September 30, 2000, representing 70% and 67% of total revenue, respectively.

ILEC Business Unit

     ILEC revenue increased 7%, from $20.0 million in the nine months ended September 30, 1999 to $21.4 million in the nine months ended September 30, 2000. ILEC revenue increased due to an increase in the number of records under management and from the sale of enhancements to our existing customer base. ILEC subscribers under management grew to 85.3 million, an increase of 6 percent from September 30, 1999. ILEC direct costs increased 9%, from $11.1 million in the nine months ended September 30, 1999 to $12.1 million in the nine months ended September 30, 2000, representing 56% and 57% of ILEC revenue for such periods, respectively. Costs increased due to the hiring of additional systems operations staff and increased systems maintenance costs to accommodate growth. ILEC sales and marketing expenses remained constant at $1.3 million for both periods, representing 7% and 6% of

ILEC revenue for such periods, respectively. The decrease in sales and marketing costs percentage was due to a reduction in product management staff in late 1999 and early 2000. ILEC research and development costs decreased 7%, from $243,000 in the nine months ended September 30, 1999 to $226,000 in the nine months ended September 30, 2000, representing 1% of ILEC revenue for both periods. ILEC research and development costs decreased due to increased focus by our software engineering staff on projects for other business units.

CLEC Business Unit

     CLEC revenue increased 104%, from $2.6 million in the nine months ended September 30, 1999 to $5.3 million in the nine months ended September 30, 2000. CLEC revenue increased due to an increase in the number of records under management for new and existing customers and additional non-recurring revenue recognized on new customers signed in 2000. CLEC direct costs increased 29%, from $1.4 million in the nine months ended September 30, 1999 to $1.8 million in the nine months ended September 30, 2000, representing 54% and 34% of CLEC revenue for such periods, respectively. The dollar increase in CLEC costs was due to the hiring of additional CLEC operations staff to assist with the continued growth in records under management. The percent decrease in costs was due mainly to volume efficiencies gained by the growth in records managed. CLEC sales and marketing expenses increased 90%, from $275,000 in the nine months ended September 30, 1999 to $522,000 in the nine months ended September 30, 2000, representing 11% and 10% of CLEC revenue for such periods, respectively. The increase in CLEC sales and marketing expenses was due to the hiring of additional sales and marketing personnel to accommodate the growth in the CLEC Business Unit and increased direct marketing campaign costs. CLEC research and development costs increased 114%, from $93,000 in the nine months ended September 30, 1999 to $199,000 in the nine months ended September 30, 2000, representing 4% of CLEC revenue for both periods. CLEC research and development costs increased due to the development of LNP software applications.

Wireless Business Unit

     Wireless revenue increased 131%, from $1.3 million in the nine months ended September 30, 1999 to $3.0 million in the nine months ended September 30, 2000. Wireless revenue increased due to an increase in the number of records under management and one-time fees related to system capacity expansion to accommodate wireless carriers. Wireless costs increased 16%, from $3.1 million in the nine months ended September 30, 1999 to $3.6 million in the nine months ended September 30, 2000. Costs increased due to the hiring of additional systems operations staff and increased systems maintenance and telephone line costs to accommodate growth. Wireless direct costs as a percentage of Wireless revenue decreased as the increase in subscribers managed grew to cover more of the
infrastructure costs.   Wireless sales and marketing expenses increased 33%,
from $439,000 in the nine months ended September 30, 1999 to $584,000 in the nine months ended September 30, 2000, representing 35% and 20% of Wireless revenue for such periods, respectively. The increase in Wireless sales and marketing expenses was due to the hiring of additional sales personnel in 2000. Wireless research and development costs increased 81% from $266,000 in the nine months ended September 30, 1999 to $482,000 in the nine months ended September 30, 2000, representing 21% and 16% of Wireless revenue for such periods, respectively. Wireless research and development costs increased due to the development of improvements to our general wireless database application in 2000.

Direct Business Unit

     Direct revenue increased from $294,000 in the nine months ended September 30, 1999 to $1.9 million in the nine months ended September 30, 2000. Direct revenue increased due to the transition of records in the State of Texas beginning in 2000 and delivery of the EWE product offering. Direct costs increased from $1.2 million in the nine months ended September 30, 1999 to $3.9 million in the nine months ended September 30, 2000. Costs increased due to the additional personnel and system infrastructure needed to implement the State of Texas contract and to manage records that have been transitioned. In addition, we opened an office in Texas in late 1999 to supplement our operations. Direct sales and marketing expenses increased from $306,000 in the nine months ended September 30, 1999 to $1.0 million in the nine months ended September 30, 2000, representing 104% and 53% of Direct revenue for such periods, respectively. The increase in sales and marketing costs was due to the hiring of additional sales personnel to support the State of Texas contract and our EWE product. Direct research and development costs decreased 4%, from $666,000 in the nine months ended September 30, 1999 to $637,000 in the nine months ended September 30, 2000. Direct research and development costs decreased due to the reduction in EWE application development in 2000 after the product was launched.

Corporate Business Unit

     Corporate general and administrative expenses increased 66%, from $3.5 million in the nine months ended September 30, 1999 to $5.8 million in the nine months ended September 30, 2000, representing 15% and 18% of total revenue for such period, respectively. Corporate general and administrative expenses increased due to the addition of corporate legal personnel and outside legal fees to address legislative and regulatory issues, the hiring of additional human resources staff to accommodate headcount growth in 2000, including growth related to 9-1-1 SafetyNet, and corporate consulting costs. Corporate sales and marketing expenses increased 47%, from $1.7 million in the nine months ended September 30, 1999 to $2.5 million in the nine months ended September 30, 2000, representing 7% and 8% in total revenue for such periods, respectively. Corporate sales and marketing expenses increased due to national tradeshow costs, direct marketing related to 9-1-1 SafetyNet, and public relations charges. The increase was partially offset by the reallocation of certain resources from marketing-related activities to legislative and regulatory affairs activities and the reduction in headcount for general corporate product marketing. Corporate research and development of $1.2 million in the nine months ended September 30, 2000 represented labor and associated travel and consulting costs related to the network architecture of the 9-1-1 SafetyNet product offering.

     Net other income increased 49%, from $418,000 in the nine months ended September 30, 1999 to $622,000 in the nine months ended September 30, 2000. Other income increased due to interest income earned from investments and the reduction in interest expense related to the repayment of certain capital leases.

     The benefit for income taxes decreased from $437,000 in the nine months ended September 30, 1999 to zero in the nine months ended September 30, 2000. We expect to incur losses in the near term related to development costs for new commercial products and future taxable income may not be sufficient to realize additional deferred tax assets that will be created by the projected net operating losses. Consequently, we presently expect our statement of operations will not reflect tax benefits for projected operating losses to be incurred during 2000.

     The loss from operations of discontinued division, net of tax, for the nine months ended September 30, 1999 of $149,000 represents the costs related to the final closeout of unassigned contracts related to our Premise Products division, which was sold in 1997, and the transition of customers to the company that acquired this division.

Liquidity and Capital Resources

     Since our inception we have funded our operations with cash provided by operations, supplemented by equity and debt financing and leases on capital equipment. As of September 30, 2000, we had $15.5 million in cash and cash equivalents and investments in marketable securities.

     We borrowed approximately $1.1 million under our capital lease line secured by capital equipment in the nine months ended September 30, 2000, and repaid $1.2 million and $1.4 million of capital lease obligations during the nine months ended September 30, 2000 and 1999, respectively. Additionally, we used $3.8 million and $1.9 million during the nine months ended September 30, 2000 and 1999, respectively, for the purchase of capital assets and software development. We anticipate that our level of spending for capital expenditures in the nine months ended September 30, 2000 will continue, although we currently have no material commitments for capital expenditures.

     We have a line of credit with a bank equal to $2.0 million, which is available to meet operating needs. The interest rate on amounts borrowed under the line of credit is equal to the bank's prime rate or the one, two or three month Libor rate plus 2.25% per annum. The line of credit matures April 15, 2001 and is collateralized by certain of our assets. As of September 30, 2000, no borrowings were outstanding under the line of credit.

     We also have a $2.0 million capital lease line with a bank, which is available to meet capital acquisition needs that arise from normal business operations. The interest rate on capital leased under the lease line is equal to the bank's cost of funds at the time of each lease. Separate lease schedules are signed from time to time. Each lease schedule is collateralized by the assets that are being leased. Each lease has its own termination date, typically 36 months. As of September 30, 2000, $2.0 million was utilized under the capital lease line.

     We expect to incur research, development and marketing expenses of up to $10 million on our 9-1-1 SafetyNet product. This may require up to $13 million in cash due to the capital expenditure requirements. During the nine months ended September 30, 2000, we incurred expense of approximately $2.2 million on this initiative.

     Although we believe that our current cash and investments, cash generated from operations and lease financing will be sufficient to fund our anticipated working capital needs, research and development initiative and capital expenditures for our core operations, we may seek to raise additional capital to fund our 9-1-1 SafetyNet product initiative. We may seek a new capital lease line or other sources of debt or equity financing to fund this initiative. In the event our plans or assumptions for our core operations change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

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

Staff Accounting Bulletin No. 101

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. We are required to determine the potential impact of SAB 101 no later than fourth quarter of 2000. We have concluded that our current revenue recognition policies will have to change to be in accordance with SAB
101. Specifically, the guidance provided by SAB 101 requires us to defer the up-front NRE fee, certain enhancement fees and related direct costs and amortize them over the life of our contracts. The implementation of SAB 101 requires us to restate all of our previously reported 2000 quarterly results to reflect a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000. We are currently reviewing our contracts to determine the impact SAB 101 will have on our financial position and results of operations but currently expect the cumulative effect of change in accounting principle to be between $5 million and $6 million.

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

     Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. We experienced a profit in 1998, but had a net loss of approximately $1.3 million in 1999 and a net loss of $3.5 million for the nine months ended September 30, 2000. Therefore, you should not rely on period-to-period comparisons of revenue or operating results as an indication of our future performance. If our quarterly revenue or operating results fall below the expectations of the investors or securities analysts, the price of our common stock could fall substantially.

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

     We historically have depended on, and expect to continue to depend on, large contracts from a limited number of significant customers. We provide our services to a range of customers, including ILECs, CLECs, wireless carriers and state and local government agencies. During the nine months ended September 30, 2000, we recognized approximately 67% of total revenue from continuing operations from Ameritech, BellSouth Inc. and U S WEST, each of which accounted for greater than 10% of our revenue. During the nine months ended September 30, 1999, we recognized approximately 78% of total revenue from Ameritech, BellSouth Inc. and U S WEST, each of which accounted for greater than 10% of our revenue. No other customers accounted for more than 10% of our total revenue during those periods. We believe that these customers will continue to represent a substantial portion of our total revenue in the future. Certain of our contracts with these customers allow them to cancel their contracts with us in the event of changes in regulatory, legal, labor or business conditions. Our contracts with these customers expire through 2005. The loss of any of these customers could have a material adverse effect on our business, financial condition and results of operations.

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

Our proposed acquisition of the business of Lucent Public Safety Systems may cause financial or operational problems and will significantly dilute the ownership interests of existing stockholders.

     On October 17, 2000, we entered into a definitive agreement to acquire specified assets, and assume specified liabilities, associated with the business of Lucent Public Safety Systems, an internal venture of Lucent Technologies Inc. This acquisition may not produce the revenues, earnings or business synergies that we anticipate, and the acquired business may not perform as we expect.

     If we complete the acquisition, we may encounter significant difficulties and incur substantial expenses in integrating the operations and personnel of the acquired business into our operations while preserving the goodwill of the acquired business. In particular, we may lose the services of key employees of the acquired business and the separation of the business from Lucent Technologies may impair relationships between the acquired business and its employees and customers. Because our management has limited experience in acquisitions and in integrating acquired companies or technologies into our operations, we cannot assure you that we will be able to manage the proposed acquisition successfully. Moreover, our management will spend a significant amount of time and effort in completing the acquisition and integrating the acquired business, which will divert management's time and attention from our historical operations. The acquired business has not previously been accounted for as a separate reporting entity, and we are not acquiring all of the assets currently used in operating the Lucent Public Safety Systems business. As a result, we may encounter unexpected financial or operational difficulties in operating the acquired business. Any of these outcomes could prevent us from realizing the anticipated benefits of the acquisition.

     If the acquisition is completed, we will issue approximately 6.1 million shares of common stock. The issued shares would represent approximately 35% of our outstanding stock after the acquisition, and as a result, our stockholders would experience significant dilution of their ownership interests.

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

     We expect the percentage of our revenue derived from the management of 9-1-1 data records for wireless carriers to increase. Recognizing the public safety need for improved wireless 9-1-1 service, the FCC issued a Report and Order in CC Docket 94-102 on June 12, 1996 and subsequent orders in 1999 and 2000 that mandated the adoption of 9-1-1 technology by wireless carriers in two phases. Phase I requires wireless carriers to route 9-1-1 calls to the most geographically-appropriate PSAP that requests service and to provide to PSAPs at the time of a 9-1-1 call the caller's telephone number and location of the cell site that initially received the call. Phase II requires wireless carriers to provide more accurate location information of a 9-1-1 caller, subject to specific FCC guidelines. However, under the FCC rules, wireless carriers are not required to provide wireless 9-1-1 service without a PSAP request. To provide an additional impetus for wireless 9-1-1 implementation, the Wireless Communications and Public Safety Act of 1999 (WCPSA) was signed into law in October 1999. Earlier this year, the FCC amended its rules to no longer guarantee wireless carriers cost recovery but did not disturb any existing contracts or state or local statutes/ordinances providing for cost recovery. To date, this development does not appear to have had an adverse impact on wireless E9-1-1 deployment, and in fact may have had a positive impact in some regions; however, no assurances can be given that this development will not result in adverse impacts on our operations. The FCC also has not addressed in unambiguous terms the respective obligations of the various parties impacted by Docket 94-102, and certain disputes linger with regard to, for example, which party may select the technology to be deployed, and no assurances can be given that these uncertainties will not have an adverse impact on our operations. The WCPSA legislation provides liability protection to wireless carriers that is in parity with wireline carriers' liability protection. However, there is no assurance that the legislation will have the desired effect of accelerating wireless E9-1-1 deployment. The FCC continues to work with the wireless industry to facilitate wireless E9-1-1 implementation and, using the WCPSA as enabling legislation, has recently invited public comment on implementation of universal wireless 9-1-1 service. The FCC has outlined a phased implementation schedule for Phase II. We believe that the technological challenges confronting wireless carriers attempting to comply with Docket 94-102 will encourage them to outsource their E9-1-1 services. If many wireless carriers decide not to outsource such services, our business, financial condition and results of operations could be materially and adversely affected. Due to cost recovery, liability and operational issues, the number of PSAPs demanding services from wireless carriers has been less than we anticipated. If the rate of adoption by PSAPs continues to be slow because of cost recovery, liability or operational issues, extensions granted by the FCC or other reasons, we will continue to experience delays in receiving revenue under our current wireless contracts that, because we have already incurred costs in expectation of such revenue, could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to government regulation and other legal uncertainties, which could adversely affect our operations.

     The market for our services and products has been influenced by the adoption of regulations under the Telecommunications Act of 1996, the duties imposed on ILECs by the Telecommunications Act to open the local telephone markets to competition, the Wireless Communications and Public Safety Act of 1999 related to LECs' responsibility to provide subscriber records to emergency services providers, requirements in the various states, including but not limited to Texas where we are a regulated utility and a party to various Texas PUC dockets, and the requirements imposed on wireless carriers by the FCC Docket 94-102. Therefore, any changes to such legal requirements, the adoption of new regulations by federal or state regulatory authorities under these laws and regulations or any legal challenges to them could have a material adverse effect upon the market for our services and products. Although these laws and regulations were designed or modified in some respects to expand competition in the telecommunications industry, the realization of the objectives of these laws and regulations is subject to many uncertainties, including judicial and administrative proceedings designed to define rights and obligations, actions or inactions by ILECs and other carriers that affect the pace at which changes contemplated by these laws and regulations occur, resolution of questions concerning which parties will finance such changes, and other regulatory, economic and political factors.

     We are aware of litigation challenging the validity of the Telecommunications Act and the local telephone competition and other rules adopted by the FCC to implement the Telecommunications Act, as well as certain administrative rule makings either underway or anticipated with respect to other laws and regulations. The final impact of the application of these laws and rules is not yet known. Litigation, regulatory and legislative activity may serve to delay full implementation of these laws and regulations, which could adversely affect demand for our services and products. Any delays in the deadlines imposed by these laws and regulations, the FCC, state utility commissions, or any invalidation, repeal or modification in the requirements imposed by these laws or regulations, state utility commissions or the FCC could have a material adverse effect on our business, financial condition and results of operations. Moreover, customers may require, or we otherwise may deem it necessary or advisable, that we modify our services and products to address actual or anticipated changes in the regulatory environment. Any other delays in implementation of these laws and regulations, or other regulatory changes or similar developments, could materially adversely affect our business, financial condition and results of operations.

     In 1998, the company signed a contract to provide 9-1-1 data management services to the State of Texas. As this is the first time that a state entity has endeavored to centralize 9-1-1 OSS and data management services with a neutral third party, federal and state regulations governing 9-1-1 service provisioning, which have typically applied to local exchange services providers, are being challenged and clarified for the first time. In accordance with Texas law, and on the recommendation of the Texas Public Utilities Commission, we have been granted a Service Provider Certificate of Operating Authority in the State of Texas. We successfully completed the field trial required under the contract in July 1999 and are in the process of marketing our services to the state's public safety agencies and implementing services to those who opt into the contract. Prior to commencement of the field trial, SBC Communications, which historically has been responsible for the provisioning of 9-1-1 OSS, data transport and data management services in Texas, challenged whether SBC Communications must allow other parties such as SCC to interconnect to their selective routing switches and whether they are obligated by law to unbundle components of their network functionality. An interim agreement among the involved parties was reached in March 1999 that allowed us to perform the field trial to test the interfacing technology solutions in the Houston area, and that agreement continues to operate as a basis for ongoing operations in Texas, however, the dispute has not been fully resolved. As part of the interim agreement, the legal challenges and all related proceedings were placed in abeyance to permit the parties to proceed with the field trial. Those matters have been taken out of abeyance and are currently being addressed by an administrative law judge on behalf of the Texas Public Utilities Commission.

     As required by a separate interim agreement and pursuant to a new 9-1-1 regulatory rule issued by the Texas PUC, SBC Communications filed wireline and wireless tariffs regarding its portion of the unbundled services. Verizon Communications, formerly operating in Texas as GTE, also filed tariffs. We have challenged both tariffs, in pertinent part due to our belief that the tariffs are anti-competitive in nature in that they do not give proper consideration to our status as a certificated telecommunications provider in Texas, which affords us benefits not contemplated under the proposed tariffs. The outcome of the tariff filing is uncertain, although the parties continue to operate under this separate interim agreement which substantially sets the rates to be charged to public safety agencies who wish to procure our solution until a final tariff is determined. We believe that these legal and technological issues and their associated cost implications are likely to be readdressed by the PUC, which is likely to decide same in 2001. Until such resolution, this interim tariff agreement will govern those rates and charges. We believe that the services that we will provide under our contract with the State of Texas are permitted within the scope of the existing regulations and that the outcome of the matter before the PUC will be favorable to us and the Texas Commission for State Emergency Communications. However, we cannot assure you that the Texas PUC will decide in favor of us and the Texas Commission for State Emergency Communications or that SBC Communications or Verizon Communications will not resume its desire to pursue this and other legal challenges on a longer term basis, thus causing further delay of the commencement of the services by exercising its right to appeal a PUC decision that favors us or the Texas Commission for State Emergency Communications. If the PUC does not decide in our favor or places contingencies on the manner in which the services are provided, we may be prohibited from delivering further services to the State of Texas, may incur additional delays in that regard, may expend significant resources to appeal the PUC's decision or may expend additional costs to redesign the methodology by which the services are provided. In addition, if SBC Communications or Verizon exercise their right to appeal, we may be required to spend significant resources to defend our right to provide our services in the State of Texas.

     As part of our new initiatives to market and sell our 9-1-1SafetyNet/SM/ products and services, we are in the process of obtaining certificates of operating authority in most if not all states across the United States to operate as a telecommunications provider and to become a bona fide beneficiary of the Telecommunications Act of 1996, including the right to interconnect with certain incumbent 9-1-1 network providers. It is our belief that these efforts and their relation to the provision of telecommunications services are contemplated by the Act, and we anticipate that we will be successful in those areas where third parties may challenge this kind of expansion of the Act's
provisions.   The success of our new initiatives depends largely on the success of these legal and regulatory initiatives, and we can not make assurances that they will be successful. Thus, the same kinds of delays or problems outlined above regarding matters pending in the State of Texas may also occur in other states, including all states which could have substantial and material impacts on the success of our business.

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

     During the nine months ended September 30, 2000 and the year ended December 31, 1999, approximately 91% of our revenue was generated on a fixed price per subscriber basis respectively. We generally enter into contracts with two- to ten-year terms and we generally receive a fixed monthly fee based upon the number of subscribers and upon the services selected by the customer. Therefore, our failure to estimate accurately the resources required for a fixed price per subscriber contract could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to our normal operating and funding activities. Historically and as of September 30, 2000, we have not used derivative instruments or engaged in hedging activities.

Interest Rate Risk

     The interest payable on our line of credit is variable based on the lender's prime rate or the one, two, or three month Libor rate plus 2.25% per annum, and, therefore, is affected by changes in market interest rates. At September 30, 2000, no amounts were outstanding under our line of credit, however, we may borrow up to 80% of qualified accounts receivable, not to exceed $2,000,000. Rates on our capital lease line are also dependent on interest rates in effect at the time the lease line is drawn upon. In addition, we invest excess funds in high-grade treasury bonds and commercial paper on which we monitor interest rates frequently and as the investments mature. We do not believe that reasonably possible near-term changes in interest rates will result in a material effect on our future earnings, fair values or cash flows.

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

Item 2 - Changes in Securities and Use of Proceeds.

     On June 29, 1998, we consummated our initial public offering of our common stock. The estimated net offering proceeds to us after deducting the underwriting discounts and commissions and other related,, fees and expenses were $25,988,400, of which $3,510,400 related to the exercise of the underwriters' over-allotment option on July 22, 1998. Through September 30, 2000, the proceeds of the offering had been applied as follows:


      Aggregate offering price                               $28,980,000

      Direct and indirect payment to others for:
          Underwriting discounts and commissions               2,028,600
          Other offering expenses                                963,000
          Construction of building and facilities                300,000
          Capital lease payment to receive discount            2,878,500
          Repayment of indebtedness                            4,610,000
          9-1-1 SafetyNet initiative                           3,100,000


     None of such payments were direct or indirect payments to our directors, officers, general partners or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates. We expect to use up to $13 million of our remaining net proceeds for research, development and marketing to expand our product offerings, as well as for general corporate purposes, including working capital. A portion of the net proceeds also may be used for the acquisition of businesses, products and technologies that are complementary to ours. We invested a portion of the remaining proceeds in an investment portfolio consisting mostly of high-grade bonds and commercial paper.

Item 3 - Defaults on Senior Securities.

         None.

Item 4 - Submission of Matters to a Vote of Security Holders.

         None.

Item 5 - Other Information.

         None.

Item 6 - Exhibits and Reports on Form 8-K.

         (a)  Exhibits.
              27.1   - Financial Data Schedule

         (b)  Reports on Form 8-K.
                On October 17, 2000, we issued a press release announcing our signing of a definitive agreement to acquire specified assets, and assume specified liabilities associated with the business of Lucent Public Safety Systems, an internal venture of Lucent Technologies Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SCC Communications Corp.
                                                (Registrant)

November 14, 2000                           \s\  George K. Heinrichs
_________________                           ______________________________
      Date                                  George K. Heinrichs, President
                                            and Chief Executive Officer

November 14, 2000                           \s\  Michael D. Dingman, Jr.
_________________                           ______________________________
      Date                                  Michael D. Dingman, Jr., Chief
                                            Financial Officer