Form 10-K
period 2000-12-31
SCC COMMUNICATIONS CORP
filed 2001-03-29
CIK 924505

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     TO

                       COMMISSION FILE NUMBER: 000-29678

                            ------------------------

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on February 28, 2001 as reported on the Nasdaq National Market, was approximately $75,575,000.

    As of February 28, 2001, the Registrant had outstanding 11,507,016 shares of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's preliminary proxy statement, which will be issued to stockholders in conjunction with the 2001 Annual Meeting of Stockholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K and the information incorporated by reference contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Item 1. Business, Item 3. Legal Proceedings, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, and Item 8. Financial Statements and Supplementary Data. We intend the forward-looking statements throughout the Annual Report on Form 10-K and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend", and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on numerous assumptions and developments that are not within our control. Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations due to a variety of factors, including the following:

    - our planned investments in research, development and marketing to expand our service offerings;

    - the length of our sales cycle;

    - price competition from entities with substantially greater resources than us;

    - the size, timing and duration of significant customer contracts;

    - the number of subscriber records under our management;

    - the unpredictable rate of adoption of wireless services by public safety answering points;

    - the introduction and market acceptance of our and our competitors' new products and services;

    - developments in telecommunications legislation and regulations, including new interpretations of existing laws;

    - the amount and timing of expenditures to expand our infrastructure and to meet our customers' demands;

    - the success or failure of our Alliance Program;

    - technical difficulties and network downtime, including that caused by unauthorized access to our systems; and

    - our ability to integrate new customers and assets acquired in acquisitions.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Annual Report on Form 10-K under the caption
"Item 1. Business--Risk Factors", our other Securities and Exchange Commission filings, and our press releases.

                            SCC COMMUNICATIONS CORP.
                        2000 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS


                                     PART I

Item 1.   Business....................................................      1

Item 2.   Properties..................................................     18

Item 3.   Legal Proceedings...........................................     18

Item 4.   Submission of Matters to a Vote of Security Holders.........     18

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     19

Item 6.   Selected Financial Data.....................................     20

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     21

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     29

Item 8.   Financial Statements and Supplementary Data.................     30

Item 9.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................     56

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........     57

Item 11.  Executive Compensation......................................     57

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     57

Item 13.  Certain Relationships and Related Transactions..............     57

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K....................................................     58

Signatures............................................................     60

ITEM 1.  BUSINESS

OVERVIEW

    SCC Communications Corp. is the leading provider of 9-1-1 operations support system ("OSS") services to telecommunications carriers. Our customers include incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), wireless carriers, and state and local governments in North America. We have redefined the market for 9-1-1 OSS by creating the first and largest 9-1-1 service bureau, with over 101 million subscriber data records under management throughout North America.

    We manage the data that enables a 9-1-1 call to be routed to the appropriate public safety answering point ("PSAP") with accurate and timely information about the caller's identification, call-back number and location. Each day, we receive subscriber and coverage updates from our telecommunications carrier customers, as well as public safety jurisdiction boundary changes from PSAPs. Records identified as potentially having problems are separated automatically and reviewed and analyzed by our data integrity team. The clean data is then inserted into the 9-1-1 system, so that the call may be routed to the appropriate PSAP with the correct location and call-back number. This complex and detailed process allows our customers to comply with regulatory mandates and to provide additional value-added services.

    Our solution is comprehensive and cost-effective, as well as highly reliable and secure. Our customers may outsource virtually all of their 9-1-1 data management operations, including system activation, routine data administration, event transaction processing and performance management. Our customers include, among others, Ameritech, AT&T Wireless Services, BellSouth, Worldcom, Sprint PCS, the General Services Commission of the State of Texas and Qwest. In addition, we license our 9-1-1 OSS software to carriers that wish to manage their 9-1-1 data systems in-house.

    We incorporated in July 1979 in the State of Colorado under the name Systems Concepts of Colorado, Inc. and reincorporated in September 1993 in the State of Delaware under the name SCC Communications Corp.

INDUSTRY BACKGROUND

    Historically, telecommunications carriers in the United States operated in a highly regulated environment, with both local and long-distance service providers operating as monopolies. The desire for long-distance competition in the 1970s led the government to force the breakup of AT&T in 1984. AT&T split into a competitive long-distance company and seven independent Regional Bell Operating Companies ("RBOCs"), which offered local service and local access to long-distance service providers. The Telecommunications Act of 1996 increased competition and encouraged CLECs, long-distance carriers, wireless carriers and other communications providers to enter local exchange markets. The Telecommunications Act of 1996 also required each RBOC to modify its systems to allow for fair and equal access by competitive carriers. Competition caused telecommunications carriers to differentiate their service offerings, improve service quality, decrease time to market, introduce new services and increase cost efficiencies. In addition to updating their systems to remain competitive, some carriers began to outsource selected functions, such as 9-1-1 OSS services.

    Previously, carriers used closed and proprietary systems to operate their networks. These systems were often mainframe-based and were not compatible with new software and technologies, such as new advanced switching capabilities and other technologies that would allow the carrier to offer value-added services. Today, carriers need more advanced systems to improve the reliability of their networks, offer more advanced services and comply with the regulatory requirements of the Telecommunications Act of 1996. New technologies have emerged that improve the carriers' ability to provide telecommunications services, manage operations, take and bill customer orders and plan and engineer their systems. 9-1-1 is another essential OSS service that requires close coordination of data and network elements, because changes in customer service information usually require changes in the data needed for 9-1-1 service.

    9-1-1 service includes the routing of emergency calls to the appropriate PSAP responsible for dispatching police, fire and other emergency services. Most jurisdictions in the United States now provide enhanced 9-1-1 service ("E9-1-1") which provides the wireline caller's telephone number and location to the call taker at the PSAP. When a caller dials 9-1-1, the call is routed through the network and queries the 9-1-1 data servers. The 9-1-1 data servers attach the caller's location and telephone number to the call and identify the PSAP to which the call should be routed. The information in the data servers must be current and accurate for 9-1-1 calls to receive prompt response. Each time a telephone subscriber modifies its data, such as an added telephone line or change of address, the data must be changed in the 9-1-1 database. Changes in PSAP boundaries, such as the addition of a street or a change in the name of a street, also must be changed in the 9-1-1 database. If these changes to the 9-1-1 database are not made accurately and in a timely manner, the response to a 9-1-1 call could be affected. The complicated and critical process of 9-1-1 service delivery requires coordination of data from multiple sources, review and processing of the data, resolution of data errors and conflicts, and insertion of the data into network and mission-critical data servers.

    Today, local exchange carriers must provide 9-1-1 service. According to the National Emergency Number Association, nearly 93% of the current wireline telephone subscribers in the United States are covered by some type of 9-1-1 service and approximately 95% of that coverage is E9-1-1 service.

    The growth of the wireless telecommunications industry introduces significant new challenges to 9-1-1 service delivery. Since a wireless caller's location is constantly changing, the location of the caller is not as easily identified as the fixed locations of wireline calls. The Cellular Telephone Information Association estimates that approximately 119,000 9-1-1 calls are made each day from wireless phones. We estimate that approximately 25% of wireless callers cannot identify the location from which they are calling. Most wireless networks must be modified to route calls accurately to the appropriate PSAP and to provide location information.

    Recognizing the public safety need for improved wireless E9-1-1 services, the Federal Communications Commission, or FCC, in docket number 94-102 issued a Report and Order on June 12, 1996 that mandates wireless E9-1-1 to be accomplished in two phases. Phase I requires wireless carriers to provide the PSAP receiving the call with the 9-1-1 caller's telephone number and the location of the cell sector from where the call was made. Phase I allows the call to be routed to the PSAP that is near the caller and would be assigned to handle that area. Since April 1998, wireless carriers have been required to comply with the Phase I mandate within six months after a PSAP request. Except in states which have passed specific cost recovery legislation, carrier cost recovery is no longer a prerequisite to their obligation to provide Phase I services. Implementation of Phase I services has been slowed for the industry as a whole by a number of issues, including carrier cost recovery, liability protection and technology issues. This delay has affected our ability to deploy our services on our customers' behalf.

    Phase II requires wireless carriers to locate wireless 9-1-1 callers within more precise location parameters specified in the FCC guidelines. Under the FCC rules, wireless carriers were required to declare by October 2000 whether they will use technology in the wireless telephone handset or a network-based solution to locate wireless 9-1-1 callers. The FCC rules include a timeline for implementation that requires Phase II service to be substantially available to requesting PSAPs by October 1, 2001. In addition to the requirements of Report and Order 94-102, wireless carriers are motivated to implement wireless
9-1-1 services because of their desire to improve emergency services and the increasing pressure from public safety agencies. The technology required for Phase II service can also be used by wireless carriers to provide other value-added location services to their customers, including location-based traffic reporting, emergency roadside assistance or other services that require the location of the caller.

    New technologies have expanded the demand for public safety services. Phase II of Report and Order 94-102 require that 9-1-1 service be provided to wireless phone users. The expansion of the internet into homes and wireless internet devices introduces new vehicles to reach the public and the potential for increased public safety activity. Telematics devices, which are communication devices in automobiles that can be used for location-based services such as traffic reporting and emergency roadside assistance, are also entering the market at a rapid pace. The Strategis Group, a Washington D.C. research firm, estimates that annual telematics revenue may be more than $2.8 billion per year by 2005. In addition, telephony products and services based on internet protocols are becoming common elements of telecommunications infrastructure. Each of these technologies introduces public safety challenges that are not addressed in a significant manner today.

    Today carriers and other service providers, including state and local government entities, may deliver 9-1-1 data management solutions by using their own proprietary solutions, licensing the software and managing the delivery of public safety products and services themselves, or outsourcing their 9-1-1 OSS needs.

OUR SOLUTION

    We redefined the U.S. market for 9-1-1 OSS by creating the first and largest 9-1-1 service bureau, with over 101 million subscriber data records under management throughout North America. We offer a cost-effective outsourcing solution that covers virtually all aspects of 9-1-1 data management, including system activation, routine data administration, event transaction processing and performance management. Our services are also extremely secure and reliable and can interface with each carrier's proprietary or open systems. In addition, we license our 9-1-1 OSS software to carriers that wish to control the delivery of 9-1-1 services in-house. We believe that our solution offers the following principal features and benefits:

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

    LEADING-EDGE TECHNOLOGY. We believe we are the technological leader in the 9-1-1 data management services industry based on our advances in the areas of systems architecture, spatial data management and advanced network integration. Our products and services are updated regularly to comply with regulatory and industry requirements, as well as to implement innovative solutions. Our innovations include advanced intelligent call routing support, local number portability data transaction support, technologies that improve
9-1-1 availability, a transaction-based map maintenance system, a spatial coordinate-based E9-1-1 management system and large-scale internet applications for E9-1-1. In June 1996, we were the first to demonstrate data management support for wireless systems that complied with both Phase I and Phase II of Report and Order 94-102. We also have developed systems for the use of spatial coordinate data for use in managing and routing non-address specific 9-1-1 calls.

    FLEXIBLE BUSINESS MODEL. PSAPs generally pay carriers a fixed rate based on the number of subscribers located in a particular PSAP's jurisdiction. Our outsourcing solution allows customers to avoid costly capital expenditures and fix their expenses for 9-1-1 services on a per subscriber basis. Additionally, we may customize their service packages both to meet the needs of their subscribers and to comply with regulatory mandates. Alternatively, carriers may elect to license 9-1-1 OSS software directly from us and manage the 9-1-1 data themselves.

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

OUR STRATEGY

    Our objective is to be the leading national provider of 9-1-1 OSS and other complementary and synergistic services. We focus on developing innovative and automated solutions that provide customers with a comprehensive system for managing large amounts of dynamic subscriber information. Key elements of our strategy are to:

    MAINTAIN AND EXTEND OUR LEADERSHIP POSITION IN THE WIRELINE 9-1-1 DATA MANAGEMENT MARKET. We currently manage more than 101 million wireline subscriber data records out of an estimated 170 million total wireline telephone subscriber records in the United States. We intend to maintain and extend our market leadership in the wireline 9-1-1 OSS systems market by adding new service and license customers, increasing the number of subscriber data records under management, enhancing our existing 9-1-1 services and supporting the evolving telecommunications infrastructure.

    CAPITALIZE ON EMERGING WIRELESS CARRIER OPPORTUNITIES. We have contracts to provide Phase I wireless 9-1-1 services to 21 wireless carriers which have approximately 35 million subscribers. As of December 31, 2000, we have
3.7 million live subscribers on our wireless 9-1-1 services. We believe there is a significant opportunity to increase our wireless 9-1-1 services by implementing a larger portion of the subscribers we have under contract and signing contracts with more wireless carriers. We also intend to provide Phase II wireless services. The significant growth in wireless telephone users, the FCC mandate and the increased demand for enhanced wireless service offerings present opportunities for growth in our wireless 9-1-1 services.

    MAINTAIN AND EXTEND LEADERSHIP POSITION IN TELCONNECT(SM) SERVICES. We have 38 contracts to provide 9-1-1 clearinghouse services to CLECs. Under our TelConnect(SM) services, we process updates to our CLEC customers'
9-1-1 databases, prepare the data to conform to the ILEC's network requirements and insert the data into the appropriate ILEC's 9-1-1 system. Our TelConnect(SM) services allow CLECs to grow their subscriber bases while minimizing their investment in OSS technology infrastructure and personnel. CLECs receive the benefit of our 9-1-1 service delivery expertise and relationships with PSAPs and others necessary to provide 9-1-1 services. We plan to build upon our position as a neutral, carrier-independent service provider by working cooperatively with newly emerging dial tone providers, including CLECs, fixed-position wireless carriers and cable television carriers, to increase our sales of 9-1-1 TelConnect(SM) services. In addition to our base TelConnect(SM) solution, we provide other value-added products and services, such as local number portability solutions. Local number portability refers to the transfer of a telephone number from one carrier to another when a telephone subscriber chooses to change its local exchange carrier. We initiated our Alliance Program in 1999 to partner with OSS providers that provide complementary products, such as billing and customer care solutions, to CLECs. We may jointly market our products and services with our alliance partners.

    PROVIDE ADDITIONAL SERVICES. ILECs, CLECs and wireless carriers, as well as state and local governmental entities, all seek to apply emerging technologies in response to competitive pressures and regulatory mandates. For example, we have developed off-switch routing capabilities for carriers that have deployed the advanced intelligent network and created local number portability transaction sets in response to the local number portability mandates of the Telecommunications Act of 1996. We have also invested significantly in our 9-1-1 SafetyNet(SM) offerings which are designed as next generation products and services to address the industry's growing needs to accommodate new technologies. By using the experience and economies of scale we have obtained in managing the 9-1-1 OSS infrastructure for multiple carriers, we are well-positioned to continue to develop and offer flexible, scalable solutions that allow carriers to cost-effectively support new technological developments and regulatory mandates.

    DEVELOP APPLICATIONS FOR NEW COMMERCIAL PRODUCTS. By leveraging our core competency of managing dynamic subscriber location information, we believe that we are well-positioned to expand into additional markets outside of traditional 9-1-1 OSS services. The rapid introduction of the Internet and wireless devices into the market presents public safety challenges that are not addressed in a significant manner today. In addition, the use of internet protocol-based telephony is rapidly expanding and increasing the complexity of public safety services. We believe we can leverage our wireline and wireless call routing, large volume transaction processing and mission critical networks to provide solutions for these emerging technologies. Continuing change in the telecommunications market introduces substantial opportunities for growth. In response, we plan to deliver new products and services to the dynamic markets that we serve.

    EXPAND INTERNATIONAL OPERATIONS. We believe that a significant opportunity to generate additional long-term revenue may be created by partnering or finding other ways to interconnect telecommunications carriers with systems integration firms to design, implement, maintain and operate effective, reliable emergency communications systems in countries other than the United States and Canada. We intend to expand internationally to address the needs of this market for telecommunications emergency services.

    There can be no assurances that we will achieve our objective or any of the key elements of our strategy. See "Risk Factors."

OUR SERVICES AND PRODUCTS

    Our 9-1-1 OSS solution enables a 9-1-1 call to be routed to the appropriate PSAP along with accurate and timely information about the caller's identification, call-back number and location. We receive daily service order updates from our telecommunications carrier customers, which are changes to subscriber data such as address changes, telephone number changes and other changes to subscriber data that can affect 9-1-1 call processing. We also receive updates to boundary and routing data needed to route 9-1-1 calls to the appropriate PSAP. We screen this data for accuracy and analyze and resolve data discrepancies. Certain discrepancies are referred back to the customer for resolution. Screened data is inserted into the 9-1-1 databases. When a 9-1-1 call occurs, it is routed to the 9-1-1 voice switch, which queries our databases. Our databases route the call to the appropriate PSAP and simultaneously send the caller's location and call back number with the call. The data that is delivered allows PSAPs to dispatch personnel and equipment to the emergency.

BASE SERVICES

    Our base services include the following:

    SYSTEMS PREPARATION AND ADMINISTRATION. To begin providing 9-1-1 data management services to our customers, we must collect, organize, review and analyze the data necessary to prepare our systems. Data preparation includes collecting information on PSAP jurisdictional boundaries, performing a full inventory of addresses located in an area and loading the subscriber information into our systems. To improve data quality and, consequently, 9-1-1 service, our systems run the data through over 60 automated integrity checks. We employ over 100 data integrity analysts who resolve any data discrepancies and update the databases based on information received from customers and related sources.

    ROUTINE DATA ADMINISTRATION. We receive and automatically process service order updates from telecommunications carriers on a regular basis to maintain current data in the 9-1-1 databases. Service order updates include address changes, telephone number changes and other changes that may affect 9-1-1 call processing. We usually receive between 200,000 and 250,000 service orders per day. We also frequently receive boundary updates from PSAPs reflecting changes in jurisdiction boundaries for PSAP responses. Boundary updates may include the addition of streets, changes in street names, or other changes that may affect the proper routing of a 9-1-1 call. When we receive a service order update or jurisdiction change, the information received is checked for complete and appropriate data, and then distributed throughout our network of geographically dispersed servers.

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

    TELCONNECT(SM) SERVICES (PREVIOUSLY CLEARINGHOUSE SERVICES). Our TelConnect(SM) services provide a single point of contact to process and format 9-1-1 data for CLECs and independent telephone companies. CLECs and independent telephone companies may be located in multiple communities that have diverse requirements for delivery of 9-1-1 information. We have the processes and systems in place to deliver the data in all communities throughout the United States. CLECs and independent telephone companies electronically transmit subscriber information to SCC. We then reformat the data to comply with the destination community's local standards, test for detectable errors and deliver the data to the 9-1-1 data systems that serve that community. The receiving data systems may be operated by us or by a carrier that does not use our services or products. Our TelConnect(SM) services also include measurement of certain performance criteria, which allow us and our customers to continually improve service. To provide added value to customers, we launched LNP 2000, a program designed to assist customers with complications in 9-1-1 processing caused by local number portability ("LNP"). Local number portability resulted from competition in local exchange service and refers to the need to transfer, or port, a telephone number from one telephone carrier to another where the telephone subscriber chooses to change carriers. We also launched our Alliance Program in 1999, in which we are partnering with OSS providers that provide complementary service offerings to CLECs and independent telephone companies, such as billing and customer care software.

    ENHANCED SERVICES OF SCC PUBLIC SAFETYNET OPERATIONS CENTER--

    We offer enhancements to our 9-1-1 OSS services that provide additional features and functions through our Public SafetyNet Operations Center. These services are targeted to specific markets and are sold either directly by us or through our customers.

    9-1-1NET-REGISTERED TRADEMARK-. 9-1-1Net-Registered Trademark- is an online tool that allows instant communication and makes important information available to our customers and PSAPs. Through 9-1-1Net-Registered Trademark-, users can view live address routing rules, send address updates, review inbound call load, error statistics and Automatic Location Information ("ALI") discrepancy reports, and receive new product updates.

    PRIVATE SWITCH ALI. Private telephone switches ("PBXs") create a challenge for E9-1-1 operations. When a call is placed from within a PBX, the location of the PBX itself is generally displayed to a 9-1-1 dispatcher at a PSAP rather than the location of the specific PBX extension. In the case of large facilities such as campuses, hotels and hospitals, emergency response personnel may not have adequate information to determine the location of the caller quickly. Private Switch ALI allows PBX or CENTREX system managers to create and transmit appropriate data records that identify a caller's extension location within a facility for 9-1-1 response.

    9-1-1CONNECT(SM). We provide wireless carriers with 9-1-1 services similar to those provided to wireline customers and that fully comply with the FCC's Phase I mandate. Once a wireless carrier receives an activation request from a PSAP, our program managers develop a plan with the wireless carrier to activate service. This plan includes development of ILEC network interconnections for both data and voice specific to the local wireless network configuration and interface requirements. The program managers develop graphic coverage area maps that are superimposed on current maps of public safety agency boundaries. Routing recommendations can then be made and coordinated with the appropriate PSAP. The result is that 9-1-1 calls are routed to the appropriate PSAP with the callback number and cell location of the caller. We have also developed a solution to address the FCC's Phase II mandate.

    EMERGENCY WARNING AND EVACUATION SYSTEM(SM). In 1999, we began selling our Emergency Warning and Evacuation System(SM) ("EWE(SM)") to initiate outbound calls to selected areas in the event of potential disasters such as floods, hazardous materials incidents, industrial accidents and localized weather events. EWE(SM) uses spatially classified location information and up-to-date telephone subscriber data to deliver voice, fax and TDD warnings to geographically targeted populations.

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

    COMMERCIAL SERVICES

    We believe we can leverage our 9-1-1 expertise to provide other data management products and services. The new technologies entering the market, such as wireless location services, the Internet, wireless internet devices, telematics in automobiles and internet protocol-based telephony, present public safety challenges that are not comprehensively addressed today. We believe our expertise in managing large volumes of data, managing geographic call boundaries and operating mission-critical networks puts SCC in a unique position to address this evolving market. SCC's 9-1-1 SafetyNet(SM) product provides wireless carriers and other non-traditional telecommunications service providers with the ability to properly route and deliver 9-1-1 calls throughout the United States--a service that is available today only on a regional or local level. Key components of 9-1-1 SafetyNet(SM) include a national voice and data network overlay to rapidly and accurately deliver emergency calls throughout North America and a nationwide 9-1-1 coordinate routing data server that provides high-speed spatial routing determination to enable the delivery of emergency calls to the correct jurisdiction. SCC's 9-1-1 SafetyNet(SM) complements but does not replace the existing 9-1-1 infrastructure.

    SERVICE AND PRODUCT PRICING

    Our revenue is derived from up-front non-recurring engineering ("NRE") services and monthly data management services. Prior to 1998 we also generated revenue from software license agreements. We typically enter into two- to ten-year agreements.

    The NRE service consists primarily of the clean up of the customers'
9-1-1 data records, engineering services to enable the customers' legacy system to interface with SCC's platform, building the network that will route calls, public safety boundary mapping, customer training and testing. The charges for these services are nonrefundable if the contract is cancelled after the services are performed. After the initial NRE, customers often buy components of these services, such as additional software engineering to modify the system functionality or network services to make their network more effective and enhance their solution ("Enhancement Services"). The fees received for NRE services and Enhancement Services are deferred and recognized as revenue ratably over the remaining contractual term of the arrangement.

    Under outsourcing solution contracts we receive a monthly service fee for providing ongoing data management services which are required to keep the records current for all subscribers, maintain and monitor the network and support and maintain the software and systems required to provide the services. The fees received for these monthly services are recognized as revenue in the period in which the services are rendered.

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

    Data networks interconnecting our facility and systems in Boulder, SCC operated remote systems and SCC client systems are based on traditional T-1 and frame relay links provided by separate, redundant carriers. To improve reliability and survivability, the primary links are designed to have three or more backup paths to access our distributed networks, including VSAT satellite links. A "hot-site" emergency business recovery facility has been established in Sterling Forest, New York and can be activated to continue routine operations in the event of a disaster at the Boulder site. Electronic processing necessary to handle actual 9-1-1 calls is geographically distributed and remains a local service for each region, so our central data administration systems are not in the actual
9-1-1 call path.

    Distributed throughout the United States, our real-time 9-1-1 servers are located in shared, hardened computer facilities. The systems are deployed in pairs or quads. System pairs are intentionally distributed to different geographic locations to provide an additional level of reliability. These systems provide data displays for thousands of public safety agencies throughout the service areas of our customers. Direct interface to telephone control switches is also supported on these platforms, providing the information necessary to route calls to the jurisdictionally appropriate PSAP. We also use a number of Microsoft NT servers and various Unix servers for internal administrative processing and extranet support.

CUSTOMERS

    We provide our services to a range of customers, including ILECs, CLECs, wireless carriers and state and local government agencies. We also license our software to ILECs and provide 9-1-1 data management services indirectly to over 750 independent telephone companies. We intend to include an expanded set of customers that would be the recipients of the telecommunications-related products and services associated with growth opportunities discussed above. During the year ended December 31, 2000, we recognized approximately 66% of total revenue from continuing operations from Ameritech, BellSouth Inc. and Qwest, each of which accounted for greater than 10% of our revenue. During the year ended December 31, 1999, we recognized approximately 81% of total revenue from Ameritech, BellSouth Inc. and Qwest, each of which accounted for greater than 10% of our revenue. During the year ended December 31, 1998, we recognized approximately 73% of total revenue from continuing operations from Ameritech, BellSouth Inc. and Qwest, each of which accounted for greater than 10% of our revenue. No other customers accounted for more than 10% of our total revenue during those years.

    Historically, we have typically entered into contracts with carriers and their affiliates to provide services to some or all of the carrier's operating entities, and we have a contract that governs the licensing of our proprietary software. We currently have four revenue generating segments. Set forth below is a partial list of carriers utilizing our services or products, which we believe are representative of our overall customer base at this time.

    ILEC:  Our customers include Ameritech, BellSouth Inc. and Qwest.

    CLEC: Our customers include Worldcom, TriVergent Communications Inc. and Nextlink Communications Inc.

    WIRELESS: Our customers include CommNet Cellular Inc., AT&T Wireless Services, Sprint PCS, Qwest Wireless, Nextel and Nextel Partners.

    DIRECT: We have a contract with the General Services Commission of the State of Texas, which was assigned, to the Texas Commission for State Emergency Communications.

See Note 8 of our financial statements for further information regarding our reportable segments.

SALES AND MARKETING

    Our marketing efforts target key carriers, government bodies, and PSAPs in each geographical market through advertising in telecommunications industry publications, participation in trade shows, presentations at technical conferences and other initiatives. Additionally, SCC employees serve as the chairpersons and members of key standards committees related to emergency communications services.

Our sales strategy relies primarily on direct channels of distribution for our services, although we initiated an Alliance Program in 1999 to jointly market our TelConnect(SM) services with OSS companies who sell complementary products. We have dedicated account teams to work with each existing and potential customer. Our account teams develop relationships with 9-1-1 service providers through a consultative, problem-solving sales process and work closely with customers and potential customers to determine how their needs can be fulfilled by our services. As of February 28, 2001, we employed 60 people in our sales and marketing organization. Sales cycles range from one month to over two years.

RESEARCH AND DEVELOPMENT

    We direct our research and development efforts toward providing highly scalable, fault tolerant applications to the public safety, telecommunications and wireless industries. Development efforts in process are focused on integrating internet technology, spatial data mapping systems, advanced switching and transport elements capable of interfacing with existing networks, and enabling the more efficient E9-1-1 OSS processes that improve data quality. Research and development expenses totaled approximately $4,174,000, $1,740,000 and $1,376,000 for December 31, 2000, 1999, and 1998, respectively. The 2000 costs include a portion of the costs incurred on our 9-1-1 SafetyNet(SM) initiative. As of February 28, 2001, we employed 46 people in our research and development organization.

COMPETITION

    The market for 9-1-1 OSS solutions is intensely competitive and we expect competition to increase in the future. We believe that the principal competitive factors affecting the market for 9-1-1 OSS solutions include effectiveness of existing infrastructure, reliability, manageability, technical features, wireless support, performance, ease of use, price, scope of product offerings, and customer service and support. Although we believe that our solution competes favorably with respect to such factors, we may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service support, technical and other competitive resources.

    Our principal competitors fall generally within one of three categories:

    - internal development departments of major carriers or consulting firms that support such departments;

    - companies that offer applications featuring portions of our comprehensive set of E9-1-1 solutions; and

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

    In addition, a number of companies currently market or have under development software products and services to provide 9-1-1 administration. We compete with a few relatively smaller companies, including Telecommunications Systems, Inc., for the provision of 9-1-1 OSS services to wireless carriers. We also compete with a few relatively smaller companies for CLEC 9-1-1 services, such as HBF Group, Inc. Although we expect more significant competition to emerge in the future, we believe that, to date, none of these companies offer products or services that are as robust in features or as comprehensive in scope as our products and services. While it is likely that the product development efforts of these companies may eventually enable them to offer a line of products or services to compete with our current service offerings, we intend to continue to dedicate significant resources for product and service development to expand our capabilities and stay ahead of these competitors. Nonetheless, we expect additional competition from these established competitors and from other emerging companies. Mergers or consolidations among these competitors or acquisitions of these companies by larger competitors would make them more formidable competitors to us. Our current and potential competitors may develop products and services that may be more effective than our current or future 9-1-1 data management solutions and our technologies and offerings may be rendered obsolete by these developments.

    Finally, there are a number of competitors that currently market and sell various products and services to telecommunications carriers, such as billing software and advanced telecommunications equipment, that have been successfully marketed to our customers and potential customers. In addition, vendors of telecommunications software and hardware in the future may enhance their products to include functionality that is currently provided by our solutions. The widespread inclusion of the functionality of our service offerings as standard features of other telecommunications software or hardware could render our services obsolete and unmarketable, particularly if the quality of such functionality were comparable to that of our services. Furthermore, even if the 9-1-1 functionality provided as standard features by telecommunications software or networking hardware is more limited than that of our services, a significant number of customers may elect to accept more limited functionality in lieu of purchasing additional products or services. For example, Lucent Technologies offers carriers software systems with functionality similar to our services. Many of these larger companies have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical and marketing resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products and services, than we may. We believe that the entry of these larger companies into our market may require them to undertake operations that are currently not within their core areas of expertise, and thus expose them to significant uncertainties in the product development process or in providing a range of products and services to comprehensively address the 9-1-1 requirements which our services address. However, if these companies were to introduce products or services that effectively compete with our service offerings, they could be in a position to substantially lower the price of their 9-1-1 products and services or to bundle such products and services with their other product and service offerings.

    For the foregoing reasons, we may not be able to compete successfully against our current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially and adversely affect our business, financial condition and results of operations.

PROPRIETARY RIGHTS

    We currently have one patent application pending at the U.S. Patent and Trademark Office, which is in the confidential approval process but has not yet been issued. We are the owner of the following registered trademarks and service marks: 9-1-1Net-Registered Trademark-, 9-1-1 Extended
Architecture-Registered Trademark-, 9-1-1 National Reference
Center-Registered Trademark-, 9-1-1XA-Registered Trademark-,
9-1-1NRC-Registered Trademark- and SCC(TM) (stylized). We are the owner, and are seeking federal registration, of the following marks: 9-1-1Connect(SM), 911.com(SM), EWE(SM), Emergency Warning and Evacuation(SM), 911.net(SM), LNP2000(SM), TelConnect(SM), CallMachine(SM), 9-1-1 SafetyNet(SM), Personal SafetyNet(SM), RealWorld9-1-1(SM), SCC(TM), Intrado(TM), and informed response(TM).

EMPLOYEES

    As of February 28, 2001, we employed 531 full-time employees in eleven states. Of these employees, 46 were involved in research and development, 60 in sales and marketing, 344 in technical support and operations and 81 in administration and finance. No employees are covered by any collective bargaining agreements. We believe that our relationships with our employees are good.

FACILITIES

    Our principal administrative, sales and marketing, research and development and support facilities consist of approximately 80,000 square feet of office space in Boulder, Colorado. We occupy these premises under a lease that expires December 31, 2002. As of February 28, 2001, the annual base rent for this facility was approximately $914,000; however, the lease agreement provides for periodic defined increases in rent throughout the lease term. In December 1999, we leased an additional 2,100 square feet of office space in Austin, Texas to supplement and serve as a back up to our Boulder, Colorado facility. We occupy these premises under a lease that expires November 30, 2003. As of February 28, 2001, the annual base rent for this facility was approximately $38,000; however, the lease agreement provides for periodic defined increases in rent through the lease term. In October 2000, we leased an additional 35,000 square feet of office space in Longmont, Colorado. We occupy these premises under a lease expiring March 31, 2002. As of February 28, 2001, the annual base rent for this facility was approximately $391,000.

                                  RISK FACTORS

    IN EVALUATING OUR BUSINESS, YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DISCUSSED IN THIS SECTION, IN ADDITION TO THE OTHER INFORMATION PRESENTED IN THIS ANNUAL REPORT ON FORM 10-K. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW MAY NOT BE THE ONLY RISKS THAT WE FACE. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED AND THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE.

OUR OPERATING RESULTS MAY FLUCTUATE, CAUSING OUR STOCK PRICE TO DECLINE.

    Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. We experienced a profit in 1998, but had a net loss of approximately $1.3 million in 1999 and a net loss of $9.5 million for the year ended December 31, 2000. Therefore, you should not rely on period-to-period comparisons of revenue or operating results as an indication of our future performance. If our quarterly revenue or operating results fall below the expectations of the investors or securities analysts, the price of our common stock could fall substantially.

    Our operating results may continue to fluctuate as a result of many factors, including:

    - our planned investments in research, development and marketing to expand our service offerings;

    - the length of our sales cycle;

    - price competition from entities with substantially greater resources than us;

    - the size, timing and duration of significant customer contracts;

    - the number of subscriber records under our management;

    - the unpredictable rate of adoption of wireless services by PSAPs;

    - the introduction and market acceptance of our and our competitors' new products and services;

    - developments in telecommunications legislation and regulations, including new interpretations of existing law;

    - the amount and timing of expenditures to expand our infrastructure and to meet our customers' demands;

    - the success or failure of our Alliance Program;

    - technical difficulties and network downtime, including that caused by unauthorized access to our systems;

    - our ability to integrate new customers and assets acquired in acquisitions.

WE DEPEND ON LARGE CONTRACTS FROM A LIMITED NUMBER OF SIGNIFICANT CUSTOMERS AND THE LOSS OF ANY OF THOSE CONTRACTS WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.

    We historically have depended on, and expect to continue to depend on, large contracts from a limited number of significant customers. We provide our services to a range of customers, including ILECs, CLECs, wireless carriers and state and local government agencies. We also license our software and provide 9-1-1 data clearinghouse services directly and indirectly to over 750 independent telephone companies. During the year ended December 31, 2000, we recognized approximately 66% of total revenue from continuing operations from Ameritech, BellSouth Inc. and Qwest, each of which accounted for greater than 10% of our revenue. During the year ended December 31, 1999, we recognized approximately 81% of total revenue from Ameritech, BellSouth Inc. and Qwest, each of which accounted for greater than 10% of our revenue. During the year ended December 31, 1998, we recognized approximately 73% of total revenue from Ameritech, BellSouth Inc. and Qwest. No other customers accounted for more than 10% of our total revenue during those periods. We believe that these customers may continue to represent a substantial portion of our total revenue in the future. Certain contracts with these customers allow them to cancel their contracts with us in the event of changes in regulatory, legal, labor or business conditions. Our contracts with these customers expire in 2005. The loss of any of these customers would have a material adverse effect on our business, financial condition and results of operations.

IF WE SUCCEED IN ACQUIRING LUCENT PUBLIC SAFETY SYSTEMS, WE MAY EXPERIENCE FINANCIAL OR OPERATIONAL PROBLEMS AND YOUR OWNERSHIP INTEREST MAY BE SIGNIFICANTLY DILUTED.

    In October 2000, we entered into an agreement to acquire specified assets and assume specified liabilities associated with the business of Lucent Public Safety Systems, an internal venture of Lucent Technologies Inc. Delays in closing the transaction have necessitated the renegotiations of several deal terms. Although we have not reached agreement on these revised terms, we are negotiating in good faith to attain that goal. However, there is a possibility that the transaction may not be completed.

    If we succeed in acquiring Lucent Public Safety Systems, the acquisition may not produce the revenues, earnings or business synergies that we anticipate. If we decide to issue shares of our common stock to complete the acquisition, your stock ownership may be diluted. Furthermore, we may encounter significant difficulties and incur substantial expenses in integrating the operations and personnel of the acquired business into our operations while preserving the goodwill of the acquired business. In particular, we may lose the services of key employees of the acquired business and the separation of the business from Lucent Technologies may impair relationships between the acquired business and its employees and customers. Because our management has limited experience in acquisitions and in integrating acquired companies or technologies into our operations, we may not be able to manage the proposed acquisition successfully. Moreover, we may spend a significant amount of time and effort in completing the acquisition and integrating the acquired business, which may divert our time and attention from existing operations.

    Lucent Public Safety Systems has not previously been accounted for as a separate reporting entity within Lucent Technologies, and we are not attempting to acquire all of the assets currently used in operating the Lucent Public Safety Systems business. As a result, we may encounter unexpected financial or operational difficulties if we succeed in acquiring Lucent Public Safety Systems. If we issue common stock or securities convertible into common stock to complete the acquisition, the ownership interest of existing stockholders may be diluted significantly. Any of these outcomes could prevent us from realizing the anticipated benefits of the acquisition and cause the market value of our common stock to decline.

OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATION AND OTHER LEGAL UNCERTAINTIES, WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

    The market for our services and products has been influenced by various laws and regulations, including:

    - the adoption of regulations under the Telecommunications Act of 1996;

    - the duties imposed on ILECs by the Telecommunications Act to open the local telephone markets to competition;

    - the LECs' ("Local Exchange Carrier") responsibility to provide subscriber records to emergency service providers under the Wireless Communications and Public Safety Act of 1999;

    - various state and local requirements; including but not limited to jurisdictions in which we are a regulated utility and may be a party to various regulatory actions, and

    - the requirements imposed on carriers by the FCC in Docket 94-102.

    Therefore, any changes to such legal requirements, the adoption of new regulations by federal or state regulatory authorities under these laws and regulations or any legal challenges to them could have a material adverse effect upon the market for our services and products. Although these laws and regulations were designed or modified in some respects to expand competition in the telecommunications industry, the realization of the objectives of these laws and regulations is subject to many uncertainties, including renewed Congressional interest and judicial and administrative proceedings designed to define rights and obligations, actions or inactions by ILECs and other carriers that affect the pace at which changes contemplated by these laws and regulations occur, resolution of questions concerning which parties may finance such changes, and other regulatory, economic and political factors.

    We are aware of litigation challenging various aspects of the Telecommunications Act and local telephone competition and other rules adopted by the FCC to implement the Telecommunications Act, as well as certain administrative rule makings either underway or anticipated with respect to other laws and regulations. The final impact of the application of these laws and rules is not yet known. Litigation, regulatory and legislative activity may serve to delay full implementation of these laws and regulations, which could adversely affect demand for our services and products. Any invalidation, repeal, modification or delay in the requirements imposed by the FCC or any of the state utility commissions could have a material adverse effect on our business, financial condition and results of operations. Moreover, customers may require, or we otherwise may deem it necessary or advisable, that we modify our services and products to address actual or anticipated changes in the regulatory environment. Any other delays in implementation of these laws and regulations, or other regulatory changes or similar developments, could materially adversely affect our business, financial condition and results of operations.

    As part of our new initiatives to market and sell our 9-1-1 SafetyNet(SM) products and services, we are in the process of obtaining certificates of operating authority in most if not all states across the United States to operate as a telecommunications provider and to become a bona fide beneficiary of the Telecommunications Act of 1996, including the right to interconnect with certain incumbent 9-1-1 network providers. It is our belief that these efforts and their relation to the provision of telecommunications services are contemplated by the Act, and we anticipate that we may be successful in those areas where third parties may challenge this kind of expansion of the Act's provisions. We have requested interconnection under sections 251 and 252 of the Telecommunications Act from five ILECs. In addition, we have requested arbitration assistance from state Commissions in Illinois, Texas and California, in relation to one of those ILECs, and we are pursuing the other requests through negotiation. Our new initiatives depend largely on the success of these legal and regulatory initiatives. Thus, the same kinds of delays or problems outlined above regarding matters pending in the State of Texas may occur in other states and could have substantial and material impacts on the success of our business.

    9-1-1 services generally are funded by a locally imposed monthly subscriber fee. A portion of this fee is paid to the local carrier providing the 9-1-1 services. We generally receive a monthly fee per subscriber from our customers for management of 9-1-1 data records, allowing the carrier to match our fixed revenue stream for 9-1-1 services with a fixed cost for record management. Changes by local governments in the funding mechanism for 9-1-1 services or the parties responsible for the provision of such services could have a material adverse effect on our business, financial condition and results of operations.

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

SUBSTANTIALLY ALL OF OUR REVENUE IS DERIVED FROM OUR 9-1-1 DATA MANAGEMENT SOLUTION AND OUR OPERATING RESULTS MAY DEPEND UPON OUR ABILITY TO CONTINUE TO SELL THIS SOLUTION.

    We currently derive substantially all of our revenue from the provisioning of our 9-1-1 data management solution to ILECs, CLECs, wireless carriers and state and local government agencies. Accordingly, we are susceptible to adverse trends affecting this market segment, including government regulation, technological obsolescence and the entry of new competition. We expect that this market may continue to account for substantially all of our revenue in the near future. As a result, our future success depends on our ability to continue to sell our 9-1-1 solution, maintain and increase our market share by providing other value-added services to the market, and successfully adapt our technology and services to other related markets. Markets for our existing services and products may not continue to expand and we may not be successful in our efforts to penetrate new markets.

OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED IF WE UNDERESTIMATE COSTS ON OUR FIXED PRICE CONTRACTS.

    During the year ended December 31, 2000, approximately 89% of our revenue was generated on a fixed price per subscriber basis. We generally enter into contracts with two- to ten-year terms and we generally receive a fixed monthly fee based upon the number of subscribers and upon the services selected by the customer. Therefore, our failure to estimate accurately the resources required for a fixed price per subscriber contract could have a material adverse effect on our business, financial condition and results of operations.

WE COULD INCUR SUBSTANTIAL COSTS FROM PRODUCT LIABILITY CLAIMS RELATING TO OUR SOFTWARE.

    Because our services and products are utilized by our customers to provide critical 9-1-1 services, the provisioning of services and licensing of software is at risk of product liability and related claims. Our agreements with our customers typically require us to indemnify our customers for our own acts of negligence. Product liability insurance is expensive and may not be available in the future. We cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in a sufficient amount, that our insurer may not disclaim coverage as to a future claim or that a product liability claim would not otherwise adversely affect our business, operating results or financial condition.

OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY ANY INTERRUPTION OF OUR SERVICES OR SYSTEM FAILURE.

    Our operations depend on our ability to maintain our computer and telecommunications equipment and systems in effective working order, and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, sabotage, unauthorized access to our system or similar events. Although all of our mission-critical systems and equipment are designed with built-in redundancy and security, any unanticipated interruption or delay in our operations could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any addition or expansion of our facilities to increase capacity could increase our exposure to damage from fire, natural disaster, power loss, telecommunications failure or similar events. Our property and business interruption insurance may not be adequate to compensate us for any losses that may occur in the event of a system failure. Furthermore, insurance may not be available to us at all or, if available, may not be commercially reasonable.

OUR FAILURE TO MANAGE OUR GROWTH EFFECTIVELY COULD ADVERSELY AFFECT OUR ABILITY TO INCREASE OUR REVENUE AND COULD INCREASE OUR OPERATING EXPENSES.

    We have expanded our operations rapidly over the past several years, placing significant demands on our administrative, operational and financial personnel and systems. Additional expansion by us may further strain our management, operational, financial reporting, and other systems and resources. Our systems, resources, procedures, controls and existing space may not be adequate to support such expansion of our operations. Our future operating results depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our management, operational, financial control and other reporting systems. In addition, our future operating results depend on our ability to attract, train and retain qualified consulting, technical, sales, financial, marketing and management personnel. If our marketing strategy is successful, we may experience difficulties responding to customer demand for services and technical support and in pace with the development of products and services. To manage our growth, if any, we must:

    - improve and enhance management information and reporting systems;

    - standardize implementation methodologies of our operations;

    - further develop and upgrade our infrastructure;

    - continue to maintain customer satisfaction; and

    - hire, train and manage qualified personnel.

    If we are unable to respond to and manage changing business conditions, the quality of our products and services, our ability to retain key personnel, our business, financial condition and results of operation could be materially adversely affected.

THE MARKET FOR 9-1-1 DATA MANAGEMENT SOLUTIONS IS HIGHLY COMPETITIVE, AND WE COULD LOSE OUR MARKET POSITION IF WE FAIL TO COMPETE EFFECTIVELY.

    The market for 9-1-1 data management solutions is intensely competitive and we expect competition to increase in the future. We believe that the principal competitive factors affecting the market for 9-1-1 data management services include flexibility, reliability, manageability, technical features, wireless support, performance, ease of use, price, scope of product offerings, and customer service and support. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, support service, technical and other competitive resources.

CLAIMS BY OTHER COMPANIES THAT OUR PRODUCTS INFRINGE THEIR PROPRIETARY RIGHTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

    As the number of entrants to our markets increases and the functionality of our services and products increases and overlaps with the products and services of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. In certain customer agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In some instances, the amount of the indemnities may be greater than the revenue we received from the customer. Any claims or litigation, with or without merit, could be time consuming, result in costly litigation or require us to enter into royalty or licensing arrangements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all, and could have a material adverse effect on our business, financial condition and results of operations.

THE MARKET PRICE OF OUR COMMON STOCK MAY EXPERIENCE PRICE FLUCTUATIONS FOR REASONS OVER WHICH WE HAVE NO CONTROL.

    The stock market has from time to time experienced, and is likely to continue to experience, extreme price and volume fluctuations. Recently, prices of securities of high technology companies have been especially volatile and have often fluctuated for reasons that are unrelated to the operating performance of the affected companies. The market price of shares of our common stock has fluctuated greatly since our initial public offering and could continue to fluctuate due to a variety of factors, some of which are not within our control. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

OUR CORPORATE DOCUMENTS AND DELAWARE LAW MAKE A TAKEOVER OF OUR COMPANY MORE DIFFICULT, WHICH MAY LIMIT THE MARKET PRICE OF THE COMMON STOCK.

    Our charter and by-laws and Section 203 of the Delaware General Corporation Law contain provisions that might enable our management to resist a takeover of our company. Among other things, the board of directors has the ability to issue "blank check" preferred stock without further stockholder approval. These provisions may discourage, delay or prevent a change in control or a change in our management. These provisions also could discourage proxy contests and make it more difficult for you to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors are willing to pay for shares of common stock and prevent you from realizing the premium return that stockholders may receive in conjunction with a corporate takeover.

OUR OFFICERS AND DIRECTORS HAVE SIGNIFICANT VOTING POWER AND MAY SUBSTANTIALLY INFLUENCE THE OUTCOME OF ANY STOCKHOLDER VOTE.

    As of February 28, 2001, members of our board of directors and our executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 19.4% of the outstanding shares of our common stock. Accordingly, these stockholders are able to influence election of our board of directors and the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership by such persons and entities may have a significant effect in delaying, deferring or preventing a change in control and may adversely affect the voting and other rights of other holders of common stock.

A GENERAL ECONOMIC DOWNTURN COULD ADVERSELY AFFECT OUR SALES AND PRODUCT DEVELOPMENT.

    In the last five years, the general health of the economy has been relatively strong. Growing companies have spent unprecedented amounts of capital to keep pace with rapid technological advances. In late 2000, the economy started to slow down. To the extent the general economic health of the United States declines from recent historically high levels, or to the extent individuals or companies fear a decline is imminent, these individuals and companies may reduce expenditures such as those for our services. Any decline or concern about an imminent decline could delay decisions among certain customers to roll out our services or could delay decisions by prospective customers to make initial evaluations of our services. Any delays would have a material and adverse effect on our business.

ITEM 2.  PROPERTIES

    Refer to the disclosure under the caption "Item 1. Business--Facilities."

ITEM 3.  LEGAL PROCEEDINGS

    We are not a party to any litigation that we believe could have a material adverse effect on our business or us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    Our common stock is traded on the Nasdaq National Market under the symbol "SCCX." We commenced our initial public offering of the common stock on June 24, 1998 at a price of $12 per share. Prior to such date, there was no public market for the common stock. The following table sets forth the high and low closing market prices for each full quarterly period within the last two fiscal years and from January 1, 2001 through February 28, 2001.

                                                              STOCK PRICE
                                                          --------------------
2001                                                        HIGH        LOW
----                                                      --------    --------
January 1, 2001--February 28, 2001......................   $ 9.75      $4.00


2000
----
Fourth Quarter.                                           $   8.19    $   4.06
Third Quarter...........................................   $ 8.63      $5.25
Second Quarter..........................................   $ 9.25      $5.06
First Quarter...........................................   $15.31      $5.44


1999
----
Fourth Quarter.                                           $   7.09    $   5.00
Third Quarter...........................................   $ 7.13      $4.00
Second Quarter..........................................   $ 5.00      $3.00
First Quarter...........................................   $ 6.38      $3.00

    As of February 28, 2001, there were approximately 168 direct holders of record, not including shares held in street name.

    We have not paid any cash dividends on our capital stock since our inception, and do not expect to pay cash dividends on our common stock in the foreseeable future. Certain covenants contained in our line of credit agreement restrict the payment of dividends without the lender's prior consent. Payment of future dividends, if any, may be declared at the discretion of our board of directors, subject to the restrictions discussed above, after taking into account various factors, including our financial condition, operating results, cash needs and expansion plans.

    On June 24, 1998, we consummated our initial public offering of our common stock. The estimated net offering proceeds to us after deducting the foregoing discounts, commissions, fees and expenses were $25,988,400, of which $3,510,400 relates to the exercise of the underwriters' over-allotment option on July 22, 1998. Through December 31, 2000, the proceeds of the offering have been applied as follows:

Aggregate offering price....................................  $28,980,000
Direct and indirect payment to others for:
  Underwriting discounts and commissions....................    2,028,600
  Other offering expenses...................................      963,000
  Construction of building and facilities...................      300,000
  Capital lease payment to receive discount.................    2,878,500
  Repayment of indebtedness.................................    4,610,000
  9-1-1 SafetyNet(SM) Initiative............................    4,800,000
  Working capital...........................................   13,399,900

    None of such payments were direct or indirect payments to our directors, officers, general partners or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data is qualified by reference to and should be read in conjunction with our financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data at December 31, 2000 and 1999 are derived from, and are qualified by reference to, the audited financial statements and notes included in Item 8. The statement of operations data for the years ended December 31, 1997 and 1996 and the balance sheet data at December 31, 1998, 1997 and 1996 are derived from audited financial statements not included in this Annual Report on Form 10-K. Pro forma information reflects results from operations as if SAB 101 had been adopted prior to January 1996.

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                   2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenue..................................  $43,124    $32,584    $34,449    $27,072    $14,802
Net income (loss) from continuing operations
  before extraordinary item and cumulative
  effect of change in accounting principle.....   (6,418)    (1,062)     3,880      4,783        937
Net earnings (loss) per share from continuing
  operations before extraordinary item and
  cumulative effect of change in accounting
  principle:
  Basic........................................  $ (0.57)   $ (0.10)   $  0.53    $  2.17    $  0.15
                                                 =======    =======    =======    =======    =======
  Diluted......................................  $ (0.57)   $ (0.10)   $  0.38    $  0.54    $  0.11
                                                 =======    =======    =======    =======    =======

                                                                    DECEMBER 31,
                                                ----------------------------------------------------
                                                  2000       1999       1998       1997       1996
                                                --------   --------   --------   --------   --------
                                                               (AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.....................  $ 5,036    $ 8,354    $10,266    $  2,503   $     32
Short and long-term investments in marketable
  securities..................................    6,939     13,158      9,815          --         --
Working capital (deficit).....................   12,743     18,014     17,678      (2,670)    (7,345)
Total assets..................................   44,669     41,780     45,095      21,106     18,482
Long-term capital lease obligation............    1,511      2,038      2,791       6,891      3,318
Total stockholders' equity (deficit)..........   24,967     32,935     33,591     (11,867)   (13,068)

PRO FORMA EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

                                                               DECEMBER 31,
                                       ------------------------------------------------------------
                                          2000         1999         1998        1997        1996
                                       ----------   ----------   ----------   ---------   ---------
                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
PRO FORMA NET INCOME (LOSS) FROM
  CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM AND CHANGE IN
  ACCOUNTING PRINCIPLE                 $   (6,418)  $   (1,139)  $    3,205   $   4,012   $    (252)
                                       ==========   ==========   ==========   =========   =========
PRO FORMA NET INCOME (LOSS)
  APPLICABLE TO COMMON STOCK.........  $   (9,500)  $   (1,365)  $    2,296   $   1,104   $    (814)
                                       ==========   ==========   ==========   =========   =========
PRO FORMA NET EARNINGS (LOSS) PER
  SHARE FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM AND
  CHANGE IN ACCOUNTING PRINCIPLE
  (Note 2):
  Basic..............................  $    (0.57)  $    (0.10)  $     0.50   $    2.16   $   (0.14)
                                       ==========   ==========   ==========   =========   =========
  Diluted............................  $    (0.57)  $    (0.10)  $     0.31   $    0.46   $   (0.03)
                                       ==========   ==========   ==========   =========   =========
PRO FORMA NET EARNINGS (LOSS) PER
  SHARE (Note 2):
  Basic..............................  $    (0.84)  $    (0.12)  $     0.36   $    0.59   $   (0.45)
                                       ==========   ==========   ==========   =========   =========
  Diluted............................  $    (0.84)  $    (0.12)  $     0.22   $    0.13   $   (0.10)
                                       ==========   ==========   ==========   =========   =========
SHARES USED IN COMPUTING PRO FORMA
  NET EARNINGS (LOSS) PER SHARE
  (Note 2):
  Basic..............................  11,257,718   10,989,091    6,433,564   1,857,413   1,790,230
                                       ==========   ==========   ==========   =========   =========
  Diluted............................  11,257,718   10,989,091   10,334,556   8,788,816   8,299,362
                                       ==========   ==========   ==========   =========   =========

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

    Each of our four Business Units provides an outsourcing solution for its respective customer bases. Revenue generally includes a non-recurring initial fee ("NRE") for the design and implementation of the solution, conversion of the customer's data to our systems, hiring and training of personnel, and other costs required to prepare for the processing of customer data. Non-recurring fees and the associated costs are recognized ratably over the life of the contract. Our contracts also separately allow for a monthly service fee based on the number of subscriber records under management, which is recognized in the period in which the services are rendered. Related costs are expensed as they are incurred. We may also offer our customers enhanced products or services for which revenue is recognized over the life of the contract. Our revenue breaks down as a percent of total revenue as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------
                                                           REVENUE                          PERCENT
                                                ------------------------------   ------------------------------
                                                  2000       1999       1998       2000       1999       1998
                                                --------   --------   --------   --------   --------   --------
ILEC Business Unit............................  $28,757    $26,723    $28,874      67%        82%        84%
CLEC Business Unit............................    7,280      3,793      1,492      17%        12%         4%
Wireless Business Unit........................    4,172      1,739      3,867      10%         5%        11%
Direct Business Unit..........................    2,915        329        306       6%         1%         1%

    During 2000, we changed our revenue recognition policies to comply with SAB
101. Specifically, SAB 101 requires that we defer the up-front NRE fee, certain enhancement fees and related incremental costs and recognize them over the lives of our contracts. The adoption of SAB 101 required us to reflect a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000 and to restate all of our reported 2000 quarterly results.

    During the years ended December 31, 2000 and 1999, we recognized approximately 66% and 81%, respectively, of total revenue from Ameritech, BellSouth Inc. and Qwest, each of which accounted for greater than 10% of our total revenue in such periods.

    Historically, substantially all of our revenue has been generated from sales to customers in the United States. However, we have generated revenue in Canada and intend to enter additional international markets, which may require significant management attention and financial resources. International sales are subject to a variety of risks.

    As of December 31, 2000, we had net operating loss carryforwards of approximately $16.9 million available to offset future net income for U.S. federal income tax purposes. Since we expect to incur losses in the near term related to development costs for new commercial products, future taxable income may not be sufficient to realize additional deferred tax assets that may be created by the projected net operating losses.

    Our quarterly and annual operating results have varied significantly in the past. The variation in operating results may likely continue and may intensify. We believe that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating results may continue to fluctuate as a result of many factors, including the length of the sales cycles for new or existing customers, the size, timing or duration of significant customer contracts, fluctuations in number of subscriber records under management, timing or duration of service offerings, rate of adoption of wireless services by PSAPs, efforts expended to accelerate the introduction of certain new products, our ability to hire, train and retain qualified personnel, increased competition, changes in operating expenses, changes in our strategy, the financial performance of our customers, changes in telecommunications legislation and regulations that may affect the competitive environment for our services, and general economic factors.

    Our expense levels are based in significant part on our expectations regarding future revenue. Our revenue is difficult to forecast because the market for our services is evolving rapidly and the length of our sales cycle and the size and timing of significant customer contracts vary substantially. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected changes in operations. As of December 31, 2000, we had incurred expenses of approximately $4.0 million in marketing, legal and research and development to expand our product offerings with our 9-1-1 SafetyNet(SM) initiative. We may spend up to an additional $5 million on this initiative in 2001. In addition, we hired additional employees in 2000, and expect to continue hiring additional employees during 2001. We also began leasing office space in Texas in December 1999, from which we are performing some of our operations. In October 2000, we also leased additional office space in Colorado to accommodate our increased personnel.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

TOTAL COMPANY

    Total revenue increased 32%, from $32.6 million in 1999 to $43.1 million in 2000. Total direct costs increased 27%, from $22.7 million in 1999 to $28.9 million in 2000, representing 70% and 67% of total revenue, respectively. Our lack of profitability during 2000 was primarily due to operating losses in our direct and wireless business units as well as due to our significant investment in our 9-1-1 SafetyNet(SM) initiative. The net impact of the SAB 101 adjustments on 2000 revenue and direct costs was a net decrease of approximately $233,000. We expect that operating profitability may be attainable by the fourth quarter of 2001.

ILEC BUSINESS UNIT

    ILEC revenue increased 7%, from $26.7 million in 1999 to $28.8 million in 2000 due to an increase in the number of records under management and from the sale of enhancements to our existing customer base. The number of ILEC subscribers under management grew to 85.8 million, an increase of 5% from December 31, 1999. ILEC direct costs increased 12.9%, from $14.7 million in 1999 to $16.6 million in 2000, representing 55% and 58% of ILEC revenue for such periods, respectively. Costs increased due to the hiring of additional systems operations staff and increased systems maintenance costs to accommodate growth. The net impact of the SAB 101 adjustments on 2000 ILEC revenue and direct costs was not material. ILEC sales and marketing expenses increased 6% from $1.7 million in 1999 to $1.8 million in 2000, representing 6% of ILEC revenue for both periods, due to an increase in marketing projects in 2000. ILEC research and development costs increased 7%, from $355,000 in 1999 to $379,000 in 2000, representing 1% of ILEC revenue for both periods, due to increased focus by our software engineering staff on projects for the ILEC Business Unit.

    We expect ILEC revenue in 2001 to grow at a rate consistent with the our historical 2000 ILEC results. We expect ILEC operating expenses to increase at a slower rate in 2001 than ILEC revenues as we plan to gain incremental operating efficiencies and increase productivity.

CLEC BUSINESS UNIT

    CLEC revenue increased 92%, from $3.8 million in 1999 to $7.3 million in 2000 due to an increase in the number of records under management for new and existing customers and additional revenue recognized on new customers signed in 2000. As of December 31, 2000, we had 38 CLEC contracts representing
5.4 million subscribers. CLEC direct costs increased 30%, from $2.0 million in 1999 to $2.6 million in 2000, representing 53% and 36% of CLEC revenue for such periods, respectively. The dollar increase in CLEC costs was due to the hiring of additional CLEC operations staff to assist with the continued growth in records under management. The percentage decrease in costs was due mainly to volume efficiencies gained by the growth in records managed. The net impact of the SAB 101 adjustments on CLEC 2000 revenue and direct costs was a net decrease of approximately $453,000. CLEC sales and marketing expenses increased 140%, from $355,000 in 1999 to $851,000 in 2000, representing 9% and 12% of CLEC revenue for such periods, respectively. The increase in CLEC sales and marketing expenses was due to the hiring of additional sales and marketing personnel to accommodate the growth in the CLEC Business Unit and increased direct marketing campaign costs. CLEC research and development costs increased 49%, from $167,000 in 1999 to $248,000 in 2000, representing 4% and 3% of CLEC revenue for such periods respectively, due to the development of Local Number Portability ("LNP") software applications.

    We expect CLEC revenue to continue to increase by approximately 50% in 2001 although we do not believe our past margins are sustainable due to volume pricing discounts. We expect CLEC costs may increase in 2001 at a faster rate than revenues but the margins should stabilize by the end of the year.

WIRELESS BUSINESS UNIT

    Wireless revenue increased 147%, from $1.7 million in 1999 to $4.2 million in 2000, due to an increase in the number of records under management and services provided relating to system capacity expansion to accommodate wireless carriers. Wireless direct costs increased 10%, from $4.1 million in 1999 to $4.5 million in 2000, due to the hiring of additional systems operations staff and increased systems maintenance and telephone line costs to accommodate growth. Wireless direct costs as a percentage of Wireless revenue decreased because the increase in subscribers managed covered more of our Wireless infrastructure costs. The net impact of the SAB 101 adjustments on Wireless 2000 revenue and direct costs was a net increase of approximately $170,000. Wireless sales and marketing expenses increased 114%, from $560,000 in 1999 to $1.2 million in 2000, representing 32% and 29% of Wireless revenue for such periods, respectively. The increase in Wireless sales and marketing expenses was due to the hiring of additional sales personnel in 2000 and increased direct marketing campaign costs. Wireless research and development costs increased 38% from $409,000 in 1999 to $563,000 in 2000, representing 24% and 13% of Wireless revenue for such periods, respectively, due to the cost of improvements to our general wireless database application in 2000.

    We expect Wireless revenue to increase by over 100% in 2001 as we continue to work through our backlog of deployment of Phase I and II. Direct costs may be significantly greater in 2001 than the increase in revenue in the first half of the year; however, we expect that the business unit may generate positive operating income in the final quarter of 2001. At December 31, 2000, approximately 12% of our subscribers under contract were live. We expect that we will have approximately 50% of our subscribers under contract live by December 31, 2001.

DIRECT BUSINESS UNIT

    Direct revenue increased from $329,000 in 1999 to $2.9 million in 2000. Direct revenue increased due to the transition of records in the State of Texas beginning in 2000 and delivery of the Emergency Warning and Evacuation(SM) (EWE(SM)) product offering. The Direct Business Unit continued to successfully execute its strategic plan, increasing the subscriber base in Texas to 6.9 million in 2000. The EWE(SM) subscriber base was 700,000 as of year-end and 1.4 million as of February 28, 2001. Direct costs increased from $1.9 million in 1999 to $5.1 million in 2000. Costs increased due to the opening of our Texas office, hiring of additional personnel and development of system infrastructure necessary to implement the State of Texas contract and to manage records that have been transitioned. The net impact of the SAB 101 adjustments on 2000 Direct revenue and direct costs was not material. Direct sales and marketing expenses increased from $483,000 in 1999 to $1.4 million in 2000, representing 147% and 48% of Direct revenue for such periods, respectively. The increase in sales and marketing costs was due to the hiring of additional sales personnel to support the State of Texas contract and our EWE(SM) product. Direct research and development costs increased from $809,000 in 1999 to $834,000 in 2000 due to improvements in EWE(SM) application development in 2000 after the product was launched.

    We expect Direct revenue growth to slow down and we do not expect direct costs to increase in 2001. Management is attempting to reduce direct costs and we expect that the business unit may provide positive gross margins and break-even operating income in the final quarter of 2001.

CORPORATE BUSINESS UNIT

    Corporate general and administrative expenses increased 69%, from $4.9 million in 1999 to $8.3 million in 2000, representing 15% and 19% of total revenue for such periods, respectively. Corporate general and administrative expenses increased due to the addition of corporate legal personnel and outside legal fees to address legislative and regulatory issues, the hiring of additional human resources and finance staff to accommodate headcount growth in 2000, including growth related to 9-1-1 SafetyNet(SM), and corporate consulting costs. Corporate sales and marketing expenses increased 64%, from $2.2 million in 1999 to $3.6 million in 2000, representing 7% and 8% in total revenue for such periods, respectively. Corporate sales and marketing expenses increased due to national tradeshow costs, direct marketing related to 9-1-1 SafetyNet(SM), and public relations charges. The increase was partially offset by the reallocation of certain resources from marketing-related activities to legislative and regulatory affairs activities and the reduction in headcount for general corporate product marketing. Corporate research and development of $2.2 million in 2000 represented labor and associated travel and consulting costs related to the network architecture of the 9-1-1 SafetyNet(SM) product offering.

    We expect our corporate general and administrative expenses and corporate sales and marketing costs in 2001 may remain at or close to our current levels. We also expect that our 9-1-1 SafetyNet(SM) research and development costs may be consistent with or below our 2000 expenses. Our corporate expenses may increase but may be a smaller percentage of revenue in 2001.

    Net other income increased 17%, from $607,000 in 1999 to $712,000 in 2000. Other income increased due to interest income earned from investments and the reduction in interest expense related to the repayment of certain capital leases.

    The benefit for income taxes decreased from $468,000 in 1999 to zero in 2000. We expect to incur losses in the near term in order to finance new commercial products. Future taxable income may not be sufficient to realize additional deferred tax assets that may be created by the projected net operating losses. Consequently, our statement of operations does not reflect tax benefits for operating losses incurred during 2000.

    The loss from operations of discontinued division, net of tax, for the year ended December 31, 1999 of $226,000 represents the costs related to the final closeout of unassigned contracts related to our Premise Products Division, which was sold in 1997, and the transition of customers to the company that acquired this division.

    The cumulative effect from change in accounting principle of approximately $3.1 million in 2000 represents the change associated with adopting SAB 101 effective January 1, 2000. This change reflects the amount of income that had been recognized under the Company's previously existing revenue recognition methods that would have been deferred as of December 31, 1999 had the Company been under the guidelines of SAB 101. The income deferred as a result of adopting SAB 101 will be recognized on varying dates through 2005. During 2000, we recognized approximately $628,000 of this amount.

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

TOTAL COMPANY

    Total revenue decreased 5% from $34.4 million in 1998 to $32.6 million in 1999. Total direct costs increased 12% from $20.2 million in 1998 to $22.7 million in 1999, representing 59% and 70% of total revenue, respectively.

ILEC BUSINESS UNIT

    ILEC revenue decreased 7%, from $28.8 million in 1998 to $26.7 million in 1999 due to a decrease in sales of enhancements to our existing customer base. ILEC direct costs decreased 9% from $16.2 million in 1998 to $14.7 million in 1999, representing 56% and 55% of ILEC revenue for such periods, respectively, due to a reduction in contract labor. ILEC sales and marketing expenses remained constant at $1.7 in 1998 and 1999, representing 6% of ILEC revenue for both periods. ILEC research and development costs decreased 51%, from $727,000 in 1998 to $355,000 in 1999, representing 3% and 1% of ILEC revenue for such periods, respectively, due to increased focus by our software engineering staff on projects for other business units.

CLEC BUSINESS UNIT

    CLEC revenue increased 153%, from $1.5 million in 1998 to $3.8 million in 1999 due to an increase in the number of records under management for new and existing customers and additional non-recurring revenue recognized on new customers signed in 1999. CLEC direct costs increased 54% from $1.3 million in 1998 to $2.0 million in 1999, representing 87% and 53% of CLEC revenue for such periods, respectively, due to the hiring of additional CLEC operations staff to assist with the continued growth in records under management. CLEC sales and marketing expenses decreased 26% from $479,000 in 1998 to $355,000 in 1999, representing 32% and 9% of CLEC revenue for such periods, respectively. The decrease in CLEC sales and marketing expenses was due partially to the termination of a sales person in 1999, a decrease in travel costs and a decrease in direct marketing campaign costs. CLEC research and development costs increased 37%, from $122,000 in 1998 to $167,000 in 1999, representing 8% and 4% of CLEC revenue for such periods, respectively, due to the development of LNP software applications.

WIRELESS BUSINESS UNIT

    Total revenue decreased 56% from $3.9 million in 1998 to $1.7 million in 1999, due to the receipt of monthly minimum fees that expired at the end of 1998. Wireless direct costs increased 71%, from $2.4 million in 1998 to $4.1 million in 1999. Costs increased due to the hiring of additional systems operations staff and increased systems maintenance and telephone line costs to accommodate growth. Wireless sales and marketing expenses increased 41%, from $398,000 in 1998 to $560,000 in 1999, representing 10% and 32% of Wireless revenue for such periods, respectively, due to the hiring of additional sales personnel in 1999. Wireless research and development costs increased 7%, from $381,000 in 1998 to $409,000 in 1999, representing 10% and 24% of Wireless revenue for such periods, respectively, due to the development of improvements to our general wireless database application in 1999.

DIRECT BUSINESS UNIT

    Direct revenue increased from $306,000 in 1998 to $329,000 in 1999 due to completion of the State of Texas implementation. Direct costs increased from $266,000 in 1998 to $1.9 million in 1999. Costs increased due to the opening of our Texas office, hiring of additional personnel and development of system infrastructure necessary to implement the State of Texas contract. Direct sales and marketing expenses increased from $249,000 in 1998 to $483,000 in 1999, representing 81% and 147% of direct revenue for such periods, respectively. The increase in sales and marketing costs was due to the hiring of additional sales personnel to support the State of Texas contract and our EWE(SM) product. Direct research and development costs increased from $146,000 in 1998 to $809,000 in 1999. Direct research and development costs increased due to the increased development efforts for the EWE(SM) application in 1999 before the product was launched.

CORPORATE BUSINESS UNIT

    Corporate general and administrative expenses decreased 2%, from $5.0 million in 1998 to $4.9 million in 1999, representing 15% of total revenue for both periods. Corporate general and administrative expenses decreased due to temporarily operating without a Chief Operating Officer and Chief Financial Officer during a change in officers in 1999, offset partially by increased legal fees associated with legislative and regulatory issues. Corporate sales and marketing expenses increased 69% from $1.3 million in 1998 to $2.2 million in 1999 representing 4% and 7% in total revenue for such periods, respectively due to national tradeshow costs and public relations charges. The increased was partially offset by the reallocation of certain resources from marketing-related activities to legislative and regulatory affairs activities and the reduction in headcount for general corporate product marketing.

    Net other income increased from an expense of $294,000 in 1998 to income of $607,000 in 1999. Other income increased due to interest income earned from investments and the reduction in interest expense related to the repayment of certain capital leases.

    The benefit for income taxes increased from $379,000 in 1998 to $468,000 in 1999. Benefits were recorded in these years as we believed the increase in deferred tax assets would be realizable in the future.

    The loss from operations of discontinued division, net of tax of $226,000 represents the costs related to the final closeout of unassigned contracts related to our Premise Products Division, which was sold in 1997, and the transition of customer to the company that acquired this division.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception we have funded our operations with cash provided by operations, supplemented by equity and debt financing and leases on capital equipment. As of December 31, 2000, we had $12.0 million in cash and cash equivalents and investments in marketable securities. We expect our operating cash flows to be negative during the first half of 2001 but we expect them to turn positive in the second half of 2001 due to increased subscriber counts as a result of our wireless deployment efforts.

    We borrowed approximately $1.1 million under our capital lease line secured by capital equipment in 2000, and repaid $1.5 million and $1.9 million of capital lease obligations during 2000 and 1999, respectively. Additionally, we used $6.1 million and $2.0 million in 2000 and 1999, respectively, for the purchase of capital assets and software development. This significant increase was due to capital expenditures related to our 9-1-1 SafetyNet(SM) initiative as well as due to capital needs created by our significant increase in headcount during 2000. We anticipate that our level of spending for capital expenditures may be slightly less in 2001. We currently have no material commitments for capital expenditures; however, we may purchase additional systems in an effort to attain incremental operating efficiencies, especially in our ILEC and CLEC business units and to incur additional costs and expenses in connection with our proposed acquisition of Lucent Public Safety Systems.

    We have a line of credit with a bank equal to $2.0 million, which is available to meet operating needs. The interest rate on amounts borrowed under the line of credit is equal to the bank's prime rate or the one, two or three month Libor rate plus 2.25% per annum. The line of credit matures April 15, 2001 and is collateralized by certain assets. As of December 31, 2000, no borrowings were outstanding under the line of credit. We are currently negotiating the renewal of this line of credit.

    We also have a $2.0 million capital lease line with a bank, which is available to meet capital acquisition needs that arise from normal business operations. The interest rate is equal to the bank's cost of funds at the time of each lease. Separate lease schedules are signed from time to time. Each lease schedule is collateralized by the assets that are being leased. Each lease has its own termination date, typically 36 months. As of December 31, 2000, the entire $2.0 million available under the capital lease line had been utilized.

    During the year ended December 31, 2000, we incurred research, development and marketing expenses of approximately $4.0 million on our 9-1-1 SafetyNet(SM) initiative. We may spend up to an additional $5 million in 2001. Our primary focus will be in our Wireless business unit. We plan to accelerate our wireless deployments and development of our Coordinate Routing Database ("CRDB"). We may continue the 9-1-1 SafetyNet(SM) initiative over the next several years as long as we find the customer demand meaningful enough to make the investment worthwhile.

    Although we believe that our current cash and investments, cash generated from operations and lease financing will be sufficient to fund our anticipated working capital needs, research and development initiative and capital expenditures for our core operations, we may seek to raise additional capital to fund our 9-1-1 SafetyNet(SM) product initiative. We may seek a new capital lease line or other sources of debt or equity financing to fund this initiative. In the event our plans or assumptions for our core operations change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital, which may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

    In October 2000, we entered into an agreement to acquire specified assets and assume specified liabilities associated with the business of Lucent Public Safety Systems, an internal venture of Lucent Technologies Inc. Delays in closing the transaction have necessitated the renegotiation of several deal terms. Although we have not reached agreement on these revised terms, we are negotiating in good faith to attain that goal. However, there is a possibility that the transaction may not be completed. If we reach an agreement to acquire Lucent Public Safety Systems, it may not produce the revenues, earnings or business synergies that we anticipate, especially in the near term. Regardless, we must pay cash for the legal, accounting and other transactions costs associated with the negotiation of the acquisition. As of December 31, 2000, we had deferred approximately $1 million of transaction related costs on our balance sheet. If the transaction closes, these costs will form a part of the purchase price. If we do not complete the acquisition, these costs will be expensed. We expect to incur additional transaction costs in 2001 in an attempt to complete the acquisition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133 AND NO. 137

    In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An amendment of FASB Statement
No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. We do not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, management believes that Statement No. 133 will not significantly affect our financial condition and results of operations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 140

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities." SFAS
No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We do not believe that this statement will materially impact our results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to our normal operating and funding activities. Historically and as of December 31, 2000, we have not used derivative instruments or engaged in hedging activities.

INTEREST RATE RISK

    The interest payable on our line of credit is variable and is determined based on the lender's prime rate or the one, two, or three month Libor rate plus 2.25% per annum, and, therefore, is affected by changes in market interest rates. At December 31, 2000, no amounts were outstanding under our line of credit, however, we may borrow up to 80% of qualified accounts receivable, not to exceed $2,000,000. Rates on our capital lease line are also dependent on interest rates in effect at the time the lease line is drawn upon. In addition, we invest excess funds in high-grade treasury bonds and commercial paper on which we monitor interest rates frequently and as the investments mature. Based on amounts invested in treasury bonds and commercial paper at December 31, 2000, if the markets were to experience a decline in rates of 1%, we would have a resulting decline in future earnings, fair values and cash flows of approximately $70,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            SCC COMMUNICATIONS CORP.
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     31
Balance Sheets as of December 31, 2000 and 1999.............     32
Statements of Operations for the years ended December 31,
  2000, 1999 and 1998.......................................     33
Statements of Stockholders' Equity (Deficit) for the years
  ended December 31, 2000, 1999 and 1998....................     35
Statements of Cash Flows for the years ended December 31,
  2000, 1999 and 1998.......................................     36
Notes to Financial Statements...............................     37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SCC Communications Corp.:

    We have audited the accompanying balance sheets of SCC Communications Corp. (a Delaware corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCC Communications Corp. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    As discussed in the Summary of Significant Accounting Policies footnote to the financial statements, in 2000 the Company changed its method of accounting for revenue recognition.

                                          /s/ ARTHUR ANDERSEN LLP

Denver, Colorado,
January 26, 2001.

                            SCC COMMUNICATIONS CORP.

                                 BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  5,036   $  8,354
  Short-term investments in marketable securities...........     6,939     12,165
  Accounts receivable, net of allowance for doubtful
    accounts of approximately $184 and $58, respectively....     7,166      2,255
  Unbilled revenue..........................................       574        846
  Prepaids and other........................................       892        548
  Deferred acquisition costs................................     1,054         --
  Deferred income taxes.....................................       869        653
                                                              --------   --------
    Total current assets....................................    22,530     24,821
                                                              --------   --------
PROPERTY AND EQUIPMENT, at cost:
  Computer hardware and equipment...........................    30,259     25,411
  Furniture and fixtures....................................     1,987        933
  Leasehold improvements....................................     1,049        915
                                                              --------   --------
                                                                33,295     27,259
  Less--Accumulated depreciation............................   (20,820)   (15,753)
                                                              --------   --------
    Total property and equipment, net.......................    12,475     11,506
OTHER ASSETS................................................       107         86
LONG-TERM INVESTMENTS in marketable securities..............        --        993
DEFERRED INCOME TAXES.......................................     3,206      3,423
DEFERRED COSTS..............................................     5,363         --
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization
  of $864 and $575, respectively............................       988        951
                                                              --------   --------
                                                              $ 44,669   $ 41,780
                                                              ========   ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  1,226   $    752
  Payroll-related accruals..................................     1,144        786
  Other accrued liabilities.................................     2,688      1,641
  Property and other taxes..................................     1,026        792
  Current portion of capital lease obligations (Note 6).....     2,107      1,971
  Deferred revenue..........................................     1,596        865
                                                              --------   --------
    Total current liabilities...............................     9,787      6,807
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION
  (Note 6)..................................................     1,511      2,038
DEFERRED REVENUE............................................     8,674         --
                                                              --------   --------
    Total liabilities.......................................    19,972      8,845
COMMITMENTS AND CONTINGENCIES (Notes 9 and 13)
STOCKHOLDERS' EQUITY (Note 5):
  Preferred stock, $.001 par value; 15,000,000 shares
    authorized; none issued or outstanding..................        --         --
  Common stock, $.001 par value; 30,000,000 shares
    authorized; 11,488,040 and 11,104,111 shares issued and
    outstanding, respectively...............................        11         11
  Additional paid-in capital................................    44,814     43,925
  Common stock warrants.....................................       373        (33)
  Stock subscriptions receivable............................       (33)        --
  Accumulated deficit.......................................   (20,468)   (10,968)
                                                              --------   --------
    Total stockholders' equity..............................    24,697     32,935
                                                              --------   --------
                                                              $ 44,669   $ 41,780
                                                              ========   ========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                            SCC COMMUNICATIONS CORP.

                            STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
TOTAL REVENUE...............................................  $   43,124   $   32,584   $   34,449
COSTS AND EXPENSES:
  Direct costs..............................................      28,868       22,736       20,200
  Sales and marketing.......................................       8,869        5,314        4,119
  General and administrative................................       8,343        4,931        4,959
  Research and development..................................       4,174        1,740        1,376
                                                              ----------   ----------   ----------
    Total costs and expenses................................      50,254       34,721       30,654
                                                              ==========   ==========   ==========
INCOME (LOSS) FROM OPERATIONS...............................      (7,130)      (2,137)       3,795
OTHER INCOME (EXPENSE):
  Interest and other income.................................       1,147        1,095          654
  Interest and other expense................................        (435)        (488)        (948)
                                                              ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE...................................      (6,418)      (1,530)       3,501
BENEFIT FOR INCOME TAXES (Note 7)...........................          --          468          379
                                                              ----------   ----------   ----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE......................................      (6,418)      (1,062)       3,880
DISCONTINUED OPERATIONS (Note 4):
  Loss from operations of discontinued division, net of tax
    benefit of $100.........................................          --         (226)          --
                                                              ----------   ----------   ----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE..................      (6,418)      (1,288)       3,880
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT, net of
  tax benefit of $533.......................................          --           --         (909)
                                                              ----------   ----------   ----------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE......................................      (6,418)      (1,288)       2,971
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of
  tax of $0.................................................      (3,082)          --           --
                                                              ----------   ----------   ----------
NET INCOME (LOSS)...........................................      (9,500)      (1,288)       2,971
                                                              ----------   ----------   ----------
  Dividends accrued on Series D, E and F mandatorily,
    redeemable convertible preferred stock..................          --           --         (355)
  Common stock warrant put price adjustment.................          --           --          (77)
                                                              ----------   ----------   ----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS.........  $   (9,500)  $   (1,288)  $    2,539
                                                              ==========   ==========   ==========
BASIC INCOME (LOSS) PER SHARE:
  Earnings (loss) per share from continuing operations
    before extraordinary item and cumulative effect of
    change in accounting principle..........................  $    (0.57)  $    (0.10)  $     0.53
  Loss per share from discontinued operations...............          --        (0.02)          --
  Loss per share from extraordinary item....................          --           --        (0.14)
  Loss per share from change in accounting principle........       (0.27)          --           --
                                                              ----------   ----------   ----------
    Basic earnings (loss) per share.........................  $    (0.84)  $    (0.12)  $     0.39
                                                              ==========   ==========   ==========

                            SCC COMMUNICATIONS CORP.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
DILUTED INCOME (LOSS) PER SHARE:
  Earnings (loss) per share from continuing operations
    before extraordinary item and cumulative effect of
    change in accounting principle..........................  $    (0.57)  $    (0.10)  $     0.38
  Loss per share from discontinued operations...............          --        (0.02)          --
  Loss per share from extraordinary item....................          --           --        (0.09)
  Loss per share from change in accounting principle........       (0.27)          --           --
                                                              ----------   ----------   ----------
    Diluted earnings (loss) per share.......................  $    (0.84)  $    (0.12)  $     0.29
                                                              ==========   ==========   ==========
SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
  Basic.....................................................  11,257,718   10,989,091    6,433,564
                                                              ==========   ==========   ==========
  Diluted...................................................  11,257,718   10,989,091   10,334,556
                                                              ==========   ==========   ==========
PRO FORMA EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 2):
PRO FORMA NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE...................................  $   (6,418)  $   (1,139)  $    3,205
                                                              ==========   ==========   ==========
PRO FORMA NET EARNINGS (LOSS) APPLICABLE TO COMMON
  STOCKHOLDERS..............................................  $   (9,500)  $   (1,365)  $    2,296
                                                              ==========   ==========   ==========
PRO FORMA NET EARNINGS (LOSS) PER SHARE FROM CONTINUING
  OPERATIONS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE:
  Basic.....................................................  $    (0.57)  $    (0.10)  $     0.50
                                                              ==========   ==========   ==========
  Diluted...................................................  $    (0.57)  $    (0.10)  $     0.31
                                                              ==========   ==========   ==========
PRO FORMA NET EARNINGS (LOSS) PER SHARE:
  Basic.....................................................  $    (0.84)  $    (0.12)  $     0.36
                                                              ==========   ==========   ==========
  Diluted...................................................  $    (0.84)  $    (0.12)  $     0.22
                                                              ==========   ==========   ==========

  The accompanying notes to financial statements are an integral part of these statements.

                            SCC COMMUNICATIONS CORP.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                           COMMON STOCK        ADDITIONAL    COMMON         STOCK         TREASURY STOCK
                                       ---------------------    PAID-IN       STOCK     SUBSCRIPTIONS   -------------------
                                         SHARES      AMOUNT     CAPITAL     WARRANTS     RECEIVABLE      SHARES     AMOUNT
                                       ----------   --------   ----------   ---------   -------------   --------   --------
BALANCES, at December 31, 1997.......   1,994,281     $ 2       $   452       $ --          $(99)       (36,250)     $ (3)
  Dividends accrued on Series D, E
    and F Convertible Preferred
    Stock............................          --      --            --         --            --             --        --
  Issuance of common stock through
    Initial Public Offering, net of
    issuance costs of $964...........   2,415,000       2        25,985         --            --             --        --
  Conversion of preferred stock into
    common stock.....................   6,188,575       6        14,938         --            --             --        --
  Issuance of common stock upon
    exercise of warrants.............     195,148      --         1,549         --            --             --        --
  Issuance of common stock under
    Employee Stock Purchase Plan.....      61,105      --           243         --            --             --        --
  Issuance of common stock upon
    exercise of options..............      68,494      --            39         --            --             --        --
  Common stock warrant put price
    adjustment.......................          --      --            --         --            --             --        --
  Stock subscription payment
    received.........................          --      --            --         --            40             --        --
  Tax benefit related to
    disqualifying dispositions of
    common stock.....................          --      --           117         --            --             --        --
  Retirement of treasury stock.......     (36,250)     --            (3)        --            --         36,250         3
  Net income.........................          --      --            --         --            --             --        --
                                       ----------     ---       -------       ----          ----        -------      ----
BALANCES, at December 31, 1998.......  10,886,353      10        43,320         --           (59)            --        --
  Issuance of common stock under
    Employee Stock Purchase Plan.....      38,679      --           145         --            --             --        --
  Issuance of common stock upon
    exercise of options..............     179,079       1           460         --            --             --        --
  Stock subscription payments
    received.........................          --      --            --         --            26             --        --
  Net loss...........................          --      --            --         --            --             --        --
                                       ----------     ---       -------       ----          ----        -------      ----
BALANCES, at December 31, 1999.......  11,104,111      11        43,925         --           (33)            --        --
  Issuance of common stock under
    Employee Stock Purchase Plan.....      54,386      --           216         --            --             --        --
  Issuance of common stock upon
    exercise of options..............     323,626      --           625         --            --             --        --
  Issuance of common stock for Board
    compensation.....................       5,917      --            37         --            --             --        --
  Issuance of common stock
    warrants.........................          --      --            --        373            --             --        --
  Accelerated options................          --      --            11         --            --             --        --
  Net loss...........................          --      --            --         --            --             --        --
                                       ----------     ---       -------       ----          ----        -------      ----
BALANCES, at December 31, 2000.......  11,488,040     $11       $44,814       $373          $(33)            --      $ --
                                       ==========     ===       =======       ====          ====        =======      ====

                                                          TOTAL
                                                      STOCKHOLDERS'
                                       ACCUMULATED       EQUITY
                                         DEFICIT        (DEFICIT)
                                       ------------   -------------
BALANCES, at December 31, 1997.......    $(12,219)      $(11,867)
  Dividends accrued on Series D, E
    and F Convertible Preferred
    Stock............................        (355)          (355)
  Issuance of common stock through
    Initial Public Offering, net of
    issuance costs of $964...........          --         25,987
  Conversion of preferred stock into
    common stock.....................          --         14,944
  Issuance of common stock upon
    exercise of warrants.............          --          1,549
  Issuance of common stock under
    Employee Stock Purchase Plan.....          --            243
  Issuance of common stock upon
    exercise of options..............          --             39
  Common stock warrant put price
    adjustment.......................         (77)           (77)
  Stock subscription payment
    received.........................          --             40
  Tax benefit related to
    disqualifying dispositions of
    common stock.....................          --            117
  Retirement of treasury stock.......          --             --
  Net income.........................       2,971          2,971
                                         --------       --------
BALANCES, at December 31, 1998.......      (9,680)        33,591
  Issuance of common stock under
    Employee Stock Purchase Plan.....          --            145
  Issuance of common stock upon
    exercise of options..............          --            461
  Stock subscription payments
    received.........................          --             26
  Net loss...........................      (1,288)        (1,288)
                                         --------       --------
BALANCES, at December 31, 1999.......     (10,968)        32,935
  Issuance of common stock under
    Employee Stock Purchase Plan.....          --            216
  Issuance of common stock upon
    exercise of options..............          --            625
  Issuance of common stock for Board
    compensation.....................          --             37
  Issuance of common stock
    warrants.........................          --            373
  Accelerated options................          --             11
  Net loss...........................      (9,500)        (9,500)
                                         --------       --------
BALANCES, at December 31, 2000.......    $(20,468)      $ 24,697
                                         ========       ========

  The accompanying notes to financial statements are an integral part of these statements.

                            SCC COMMUNICATIONS CORP.

                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (9,500)  $ (1,288)  $  2,971
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities--
    Amortization and depreciation...........................     5,408      5,117      4,315
    Stock-based compensation expense........................       373         --         --
    Cumulative effect of change in accounting principle.....     3,082         --         --
    Amortization and write-off of note payable discount.....        --         --      1,430
    Accretion of investments in marketable securities.......      (267)      (284)      (316)
    Loss on disposal of assets..............................        20         53         --
    Provision for estimated losses on contracts.............        --         --          7
    Provision for doubtful accounts.........................       126          8         --
    Deferred income tax benefit.............................        --       (547)      (912)
    Change in--
      Accounts receivable...................................    (5,037)     2,557     (2,492)
      Unbilled revenue......................................       272        189        (39)
      Prepaids and other....................................      (364)       (38)      (286)
      Deferred costs........................................    (5,363)        --         --
      Accrued liabilities...................................     2,113       (462)       396
      Deferred revenue......................................     6,323     (1,043)      (705)
                                                              --------   --------   --------
        Net cash provided by (used in) operating
        activities..........................................    (2,814)     4,262      4,369
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................    (6,097)    (1,961)    (2,995)
  Purchase of investments in marketable securities..........   (10,764)   (14,559)   (14,446)
  Sale of investments in marketable securities..............    17,250     11,500      4,947
  Deferred acquisition costs................................    (1,054)        --         --
  Software development costs................................      (327)      (497)      (397)
                                                              --------   --------   --------
    Net cash used in investing activities...................      (992)    (5,517)   (12,891)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable.......................        --         --     (4,986)
  Principal payments on capital lease obligations...........    (1,522)    (1,870)    (5,038)
  Proceeds from equipment financing.........................     1,121        581         --
  Proceeds from exercise of stock options...................       673        461         39
  Stock subscription payments received......................        --         26         40
  Proceeds from issuance of common stock through employee
    stock purchase plan.....................................       216        145        243
  Proceeds from initial public offering and overallotment,
    net of underwriters' discount...........................        --         --     26,951
  Costs related to initial public offering..................        --         --       (964)
                                                              --------   --------   --------
    Net cash provided by (used in) financing activities.....       488       (657)    16,285
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (3,318)    (1,912)     7,763
CASH AND CASH EQUIVALENTS, beginning of period..............     8,354     10,266      2,503
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $  5,036   $  8,354   $ 10,266
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $    370   $    439   $    801
                                                              ========   ========   ========
  Cash paid during the period for taxes.....................  $    289   $    459   $     95
                                                              ========   ========   ========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING
  ACTIVITIES:
  Property acquired with capital leases.....................  $     11   $    889   $  3,488
                                                              ========   ========   ========
  Issuance of warrants......................................  $    373   $     --   $     --
                                                              ========   ========   ========

  The accompanying notes to financial statements are an integral part of these statements.

                            SCC COMMUNICATIONS CORP.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

(1) ORGANIZATION, BUSINESS AND LIQUIDITY

    SCC Communications Corp. (the "Company") is a Delaware corporation. The Company is the leading provider of 9-1-1 operations support system services to incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), wireless carriers and state and local governments in the United States. The Company manages the data which enables 9-1-1 calls to be routed to the appropriate public safety agency with accurate and timely information about the caller's identification and location. In addition, the Company licenses its 9-1-1 software to carriers that wish to manage the delivery of 9-1-1 data management services in-house.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include highly liquid investments with original maturities of 90 days or less.

INVESTMENTS IN MARKETABLE SECURITIES

    The Company's investments in corporate debt securities are classified as held-to-maturity and stated at cost, adjusted for amortization of premiums and accretion of discounts. The investments had the following values at December 31, 2000 and 1999, respectively:

                           AMORTIZED/       ACCRUED      GROSS UNREALIZED   GROSS UNREALIZED
                          ACCRETED COST     INTEREST      HOLDING GAINS      HOLDING LOSSES    FAIR VALUE
                          -------------   ------------   ----------------   ----------------   -----------
Corporate Debt
  Securities, maturing
  within one year.......   $12,165,000      $    --           $   --            $(10,000)      $12,155,000
Corporate Debt
  Securities, maturing
  after one year through
  five years............       993,000           --               --              (2,000)          991,000
                           -----------      -------           ------            --------       -----------
Balances at December 31,
  1999..................   $13,158,000      $    --           $   --            $(12,000)      $13,146,000
                           ===========      =======           ======            ========       ===========
Corporate Debt
  Securities, maturing
  within one year.......   $ 6,939,000      $    --           $5,000            $     --       $ 6,944,000
Corporate Debt
  Securities, maturing
  after one year through
  five years............            --           --               --                  --                --
                           -----------      -------           ------            --------       -----------
Balances at December 31,
  2000..................   $ 6,939,000      $    --           $5,000            $     --       $ 6,944,000
                           ===========      =======           ======            ========       ===========

                            SCC COMMUNICATIONS CORP.

                               DECEMBER 31, 2000

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    Depreciation of property and equipment is computed using the straight-line method over estimated useful lives of three to five years for computer hardware and equipment, seven years for furniture and fixtures and the lesser of the asset life or the life of the lease for leasehold improvements. The costs of repairs and maintenance are expensed while enhancements to existing assets are capitalized. Depreciation expense totaled approximately $5,118,000, $4,888,000 and $4,174,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

DEFERRED ACQUISITION COSTS

    Deferred acquisition costs represent direct third party costs incurred with the attempted acquisition of Lucent Public Safety Systems. If the Company is successful, these costs will be included as a cost of the acquisition. If the transaction is not completed, these costs will be expensed in the period that the Company abandons the transaction.

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

    Capitalized software costs are amortized on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product compares to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product which is typically five years. Amortization expense related to capitalized software costs totaled approximately $290,000, $229,000 and $145,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

REVENUE AND COST RECOGNITION

    The Company generates revenue from four of its segments, or "business units": ILEC, CLEC, Wireless and Direct. The revenue from these business units is derived from two sources: up-front non-recurring engineering ("NRE") services and monthly data management services. Prior to 1998 the Company also generated revenue from software license agreements.

    The NRE service consists primarily of the clean up of the customer's 9-1-1 data records, engineering services to enable the customer's legacy system to interface with SCC's platform, building the network that will route the calls, public safety boundary mapping, customer training and testing.

                            SCC COMMUNICATIONS CORP.

                               DECEMBER 31, 2000

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The charges for these services are nonrefundable if the contract is cancelled after the services are performed. After the initial NRE, customers often buy components of these services, such as additional software engineering to modify the system functionality or network services to make their network more effective and enhance their solution ("Enhancement Services"). The fees received for NRE services and Enhancement Services are deferred and recognized as revenue ratably over the remaining contractual term of the arrangement.

    Under outsourcing solution contracts, the Company receives a monthly service fee for providing ongoing data management services that are required to keep the records current for all subscribers, maintain and monitor the network and support and maintain the software and systems required to provide the services. The fees received for these monthly services are recognized as revenue in the period in which the services are rendered.

    The fees received from software license agreements have been deferred and are recognized as revenue ratably over the contractual term of the arrangements.

    The Company defers incremental costs incurred in providing the NRE and Enhancement Services for which the revenues are deferred. The deferred costs are recognized ratably over the remaining contractual term of the arrangement. All other costs associated with generating revenue are recognized in the period incurred.

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company concluded that the current revenue recognition policies had to change to be in accordance with SAB 101. Specifically, the guidance provided by SAB 101 requires the Company to defer the up-front NRE fee, certain enhancement fees and related incremental costs and recognize them over the life of each contract. Prior to the adoption of SAB 101, the Company recognized revenue from the NRE Services and Enhancement Services on the percentage of completion method over the period in which the services were performed. The Company adopted SAB 101 during the quarter ending December 31, 2000. The adoption of SAB 101 required the Company to reflect a cumulative effect of change in accounting principles of $3.1 million as if SAB 101 had been implemented on January 1, 2000 and to restate all of the previously reported 2000 quarterly results.

    The cumulative effect of change in accounting principle reflects the amount of income that had been recognized under the Company's previously existing revenue recognition methods that would have been deferred as of December 31, 1999 had the Company been under the guidelines of SAB 101. The pro forma effect of change in accounting principle is presented in the Statement of Operations to present the income from operations as if the SAB 101 had been applied during all periods presented.

                            SCC COMMUNICATIONS CORP.

                               DECEMBER 31, 2000

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table illustrates what periods the Company originally recognized the revenue and incremental costs which have, as a result of SAB 101, been deferred and included in the cumulative effect of change in accounting principle.

                                           1994       1995       1996       1997       1998       1999      TOTAL
                                         --------   --------   --------   --------   --------   --------   --------
                                                                   (AMOUNTS IN THOUSANDS)
Revenue................................    $170      $1,091     $2,269     $1,892     $1,618      $507      $7,547
Direct Costs...........................     170         721      1,080      1,121        943       430       4,465
                                           ----      ------     ------     ------     ------      ----      ------
Cumulative Effect......................    $ --      $  370     $1,189     $  771     $  675      $ 77      $3,082
                                           ====      ======     ======     ======     ======      ====      ======

    The restatement of the previously reported 2000 quarterly results reflects the net difference of fees received and incremental costs incurred that were deferred from previous periods and recognized in the current quarter and the fees received and incremental costs incurred in the current quarter that are deferred into future periods. The table below illustrates the restatement of previously filed unaudited quarterly information.

                                                             FOR THE THREE MONTHS ENDED,
                        ------------------------------------------------------------------------------------------------------
                                 MARCH 31, 2000                     JUNE 30, 2000                    SEPTEMBER 30, 2000
                        --------------------------------   --------------------------------   --------------------------------
                           AS       SAB 101                   AS       SAB 101                   AS       SAB 101
                        REPORTED   ADJUSTMENT   RESTATED   REPORTED   ADJUSTMENT   RESTATED   REPORTED   ADJUSTMENT   RESTATED
                        --------   ----------   --------   --------   ----------   --------   --------   ----------   --------
                                                                (AMOUNTS IN THOUSANDS)
Revenue...............   $9,325     $  (292)    $ 9,033    $10,556      $ (307)    $10,249    $11,775      $ (248)    $11,527
Direct Costs..........    6,427        (142)      6,285      7,275        (289)      6,986      7,657        (271)      7,386
Net income before
  cumulative effect of
  change in accounting
  principle...........     (415)       (150)       (565)    (1,742)        (18)     (1,760)    (1,321)         23      (1,298)
Cumulative effect of
  change in accounting
  principle...........       --      (3,082)     (3,082)        --          --          --         --          --          --
Net income............   $ (415)    $(3,232)    $(3,647)   $(1,742)     $  (18)    $(1,760)   $(1,321)     $   23     $(1,298)
Income (loss) per
  share (basic and
  diluted)               $(0.04)    $ (0.29)    $ (0.33)   $ (0.16)     $(0.00)    $ (0.16)   $ (0.12)     $(0.00)    $ (0.12)

    As of December 31, 2000, the Company has deferred revenue of $10,270,000 and deferred costs of $5,363,000. A portion of these amounts relates to contracts for which the start of the contract period has not yet been established. As a result, the exact periods for which these amounts will be recognized is not yet known. The amount of deferred revenue, net of deferred costs, relating to these contracts is

                            SCC COMMUNICATIONS CORP.

                               DECEMBER 31, 2000

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) approximately $1,845,000. These amounts will be fully recognized by December 31, 2005. The remaining deferred revenue, net of deferred costs will be recognized as follows:

2001...............................................  $  913,000
2002...............................................     738,000
2003...............................................     657,000
2004...............................................     500,000
2005...............................................     254,000
                                                     ----------
  Total............................................  $3,062,000
                                                     ==========

RESEARCH AND DEVELOPMENT

    Research and development efforts consist of salaries, supplies and other related costs. These costs are expensed as incurred and totaled approximately $4,174,000, $1,740,000 and $1,376,000 for the years ended December 31, 2000,
1999 and 1998, respectively. These costs are included in the accompanying statements of operations.

ADVERTISING COSTS

    The Company expenses advertising costs as incurred. The Company had advertising expenses of $68,000, $27,000 and $57,000 for the years ending 2000, 1999 and 1998, respectively.

INCOME TAXES

    The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS 109"), which requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax basis of assets and liabilities. SFAS 109 also requires recognition of deferred tax assets for the expected future tax effects of loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, on a more likely than not basis, are not expected to be realized.

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and investments in high-grade treasury bonds and commercial paper. The Company maintains its cash balances in the form of bank demand deposits, money market accounts, treasury bonds and commercial paper with original maturities of less than ninety days. The Company's deposits and investments are with financial institutions that management believes are creditworthy and investments that are high-grade. The Company's accounts receivable are from customers that are generally telecommunications service providers; accordingly, the Company's accounts receivable are concentrated in the telecommunications industry. The Company's principal customers (Note 12) accounted for 50% and 71% of the Company's accounts receivable as of December 31, 2000 and 1999, respectively. The Company has no significant financial instruments with

                            SCC COMMUNICATIONS CORP.

                               DECEMBER 31, 2000

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial instruments include cash and cash equivalents, corporate debt securities, accounts receivable and debt obligations. The carrying amounts for cash and cash equivalents and accounts receivable approximate fair market value because of the short maturity of these instruments. The fair value of notes are estimated based on current rates available for debt with similar maturities and securities, and at December 31, 2000 and 1999, approximates the carrying value.

STOCK BASED COMPENSATION PLANS

    The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") in accounting for its stock option and other stock-based compensation plans for employees and directors. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," for such options and stock-based plans for employees and directors.

    The Company accounts for equity instruments issued to non-employees in accordance with Statement of Financial Accounting Standards No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods and services."

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets.

COMPREHENSIVE INCOME

    Comprehensive income (loss) includes all changes in equity (net assets) during a period from nonowner sources. Since inception, comprehensive income
(loss) has been the same as net income (loss).

                            SCC COMMUNICATIONS CORP.

                               DECEMBER 31, 2000

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EARNINGS PER SHARE

    The Company presents basic and diluted earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), which establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings (loss) per share is determined by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted income (loss) per share includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The as if-converted method is used for convertible securities. Potentially dilutive common stock options that were excluded from the calculation of diluted income per share because their effect is antidilutive totaled 858,984, 1,085,747 and 51,000 in 2000, 1999 and 1998, respectively.

    A reconciliation of the numerators and denominators used in computing per share net earnings (loss) from continuing operations is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Numerator:
  Net earnings (loss) from continuing operations
    before extraordinary item and change in accounting
    principle.........................................  $(6,418,000)  $(1,062,000)  $ 3,880,000
  Dividends on convertible preferred stock............           --            --      (355,000)
  Common stock warrant put price adjustment...........           --            --       (77,000)
                                                        -----------   -----------   -----------
    Numerator for basic earnings (loss) per share from
      continuing operations before extraordinary
      item............................................  $(6,418,000)  $(1,062,000)  $ 3,448,000
                                                        ===========   ===========   ===========
Denominator for basic earnings (loss) per share:
  Weighted-average common shares outstanding..........   11,257,718    10,989,091     6,433,564
                                                        ===========   ===========   ===========
Denominator for diluted earnings (loss) per share:
  Convertible preferred stock.........................           --            --     3,051,900
  Weighted-average common shares outstanding..........   11,257,718    10,989,091     6,433,564
  Options issued to employees.........................           --            --       752,863
  Putable common stock warrant........................           --            --        96,229
                                                        -----------   -----------   -----------
    Denominator for diluted earnings (loss) per
      share...........................................   11,257,718    10,989,091    10,334,556
                                                        ===========   ===========   ===========

(3) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 and No. 137

    In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to

                            SCC COMMUNICATIONS CORP.

                               DECEMBER 31, 2000

(3) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED) recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--An amendment of FASB Statement No. 133."
SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, management believes that Statement No. 133 will not significantly affect the Company's financial condition and results of operations.

Statement of Financial Accounting Standards No. 140

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Asset and Extinguishments of Liabilities." SFAS
No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. It is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not believe that this statement will materially impact its results of operations.

(4) DISCONTINUED OPERATIONS

    On June 30, 1997, the Company sold the net assets of its Premise Products Division. The sale resulted in a net loss of $2,032,000. Net losses from operations of this division totaled $226,000 in 1999 resulting from final closeout of unassigned contracts and the transition of customers to the company that acquired this division.

(5) STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK AND PREFERRED STOCK

    The Company is authorized to issue up to 30,000,000 shares of common stock and 15,000,000 shares of undesignated preferred stock. In 1998 the Company retired 36,250 shares of treasury stock with a carrying value of $3,000.

    In June 1998, the Company completed its initial public offering. In this offering the Company issued 2,415,000 shares of its common stock and received proceeds of approximately $25,897,000, net of issuance costs of approximately $964,000.

                            SCC COMMUNICATIONS CORP.

                               DECEMBER 31, 2000

(5) STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
MANDATORILY REDEEMABLE, CONVERTIBLE PREFERRED STOCK

    In connection with the Company's initial public offering in June 1998, the Company's mandatorily redeemable convertible preferred stock was converted on a one-for-one basis to common stock. Activity for 1998, 1999 and 2000 is as follows:

                                                                SHARES ISSUED AND OUTSTANDING
                                    --------------------------------------------------------------------------------------
                                     SERIES A     SERIES B    SERIES C    SERIES D     SERIES E     SERIES F      TOTAL
                                    ----------   ----------   ---------   ---------   ----------   ----------   ----------
BALANCES, at December 31, 1997....   1,515,152    1,010,101    442,328     912,123     1,083,381    1,225,490    6,188,575
                                    ----------   ----------   --------    --------    ----------   ----------   ----------
  Conversion of preferred stock to
    common stock..................  (1,515,152)  (1,010,101)  (442,328)   (912,123)   (1,083,381)  (1,225,490)  (6,188,575)
                                    ----------   ----------   --------    --------    ----------   ----------   ----------
BALANCES, at December 31, 1998,
  1999 and 2000...................          --           --         --          --            --           --           --
                                    ==========   ==========   ========    ========    ==========   ==========   ==========

    The activity related to the liquidation or redemption value of Series A through Series F Convertible Preferred Stock for the periods ended December 31, 1998, 1999 and 2000 is as follows:

                                                          LIQUIDATION OR REDEMPTION VALUE
                           ----------------------------------------------------------------------------------------------
                            SERIES A      SERIES B     SERIES C     SERIES D      SERIES E      SERIES F        TOTAL
                           -----------   -----------   ---------   -----------   -----------   -----------   ------------
BALANCES, at
  December 31, 1997......  $ 1,500,000   $ 1,000,000   $ 730,000   $ 2,371,000   $ 3,255,000   $ 5,733,000   $ 14,589,000
  Dividends accrued on
    Series D, E and F
    Convertible Preferred
    Stock................           --            --          --        62,000       101,000       192,000        355,000
  Conversion of
    Series A-F
    Convertible Preferred
    Stock to Common
    Stock................   (1,500,000)   (1,000,000)   (730,000)   (2,433,000)   (3,356,000)   (5,925,000)   (14,944,000)
                           -----------   -----------   ---------   -----------   -----------   -----------   ------------
BALANCES, at December 31,
  1998, 1999 and 2000....  $        --   $        --   $      --   $        --   $        --   $        --   $         --
                           ===========   ===========   =========   ===========   ===========   ===========   ============

    Until the mandatorily redeemable, convertible preferred stock was converted, dividends of 8% per year were accrued that would be due upon liquidation or redemption.

STOCK SUBSCRIPTIONS RECEIVABLE

    In September 1997, in connection with the sale of the Company's Premise Products Division, several former employees of the Company signed full recourse promissory notes to the Company to exercise their vested stock options. The notes accrue interest at 6.07% per annum although no accrual had been recorded as of December 31, 2000. The Company extended the due date on the notes to March 20, 1999 and is pursuing collection of the note that remains unpaid.

                            SCC COMMUNICATIONS CORP.

                               DECEMBER 31, 2000

(5) STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

WARRANTS

    During the second quarter of 2000, the Company issued a warrant to purchase 100,000 shares of the Company's common stock to an investor relations consulting firm for services to be provided over one year. Management estimated the fair value of the warrant to be $273,000 using the Black-Scholes option pricing model. The fair value of the warrant was recorded as a prepaid expense and is being amortized as general and administrative expense over the one-year service period on a straight-line basis. The warrant has an exercise price of $6.031 per share and expires in April 2002.

    The Company issued another warrant during the second quarter of 2000 to purchase 36,590 shares of the Company's common stock to a marketing firm. Management estimated the fair value of the warrant to be $100,000 using the Black-Scholes option model. The fair value of the warrant was expensed as marketing costs as services were provided during the three months ended September 30, 2000. The warrant has an exercise price of $6.031 per share and expires in April 2002.

    The Company computed the fair value of these warrants using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                                2000
                                                              --------
Risk-free interest rate.....................................     6.00%
Expected dividend yield.....................................     0.00%
Expected lives outstanding..................................  2 years
Expected volatility.........................................    78.00%

DIRECTOR COMPENSATION

    The Company reimburses its directors for all reasonable and necessary travel and other incidental expenses incurred in connection with their attendance at meetings of the board and committees of the board. In addition, all board members are eligible for compensation equal to $1,000 for each board meeting attended in person and $500 for each telephonic board meeting. Such compensation is payable in cash or stock at the director's discretion. Board members may be paid additional amounts for consulting services that extend beyond their normal board duties, although no such payments were made to date. During 2000, the Company issued 5,917 shares of common stock for board compensation totaling approximately $37,000.

ACCELERATED OPTIONS

    During 2000, the Company entered into a severance agreement with an employee. As part of this agreement, the Company accelerated the vesting of some of the employee's stock options and charged $11,000 to additional paid-in capital for this transaction. The employee did not exercise the options and the options expired in December 2000.

STOCK OPTION PLAN

    The Company adopted the 1998 Stock Incentive Plan ("1998 Plan") effective June 23, 1998, which is a successor to the Company's 1990 Option Plan. As of December 31, 2000, a total of 4,010,330

                            SCC COMMUNICATIONS CORP.

                               DECEMBER 31, 2000

(5) STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED) shares have been authorized for issuance under the 1998 Plan, including shares authorized under the 1990 Option Plan. The shares reserved for issuance will increase automatically on the first trading day of each calendar year, beginning with the 1999 calendar year, by 3% of the number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year. The share reserve was increased by 333,123 and 325,590 shares under this provision in 2000 and 1999 respectively. The 1998 Plan allows for issuances of options to officers, non-employee Board members and consultants.

EMPLOYEE STOCK PURCHASE PLAN

    On March 18, 1998, the Company adopted an employee stock purchase plan ("ESPP") under which eligible employees may contribute up to 10% of their salaries through payroll deductions to purchase shares of the Company's common stock. The first offering period of the ESPP began March 1, 1998 and ended on December 31, 1998. Thereafter, offering periods will be successive six month periods. At the end of each offering period, amounts contributed by employees will be used to purchase shares of the Company's common stock at a price equal to 85% of the lower of the closing price of the common stock on the first day or last day of the offering period. The Company's board of directors has authorized the issuance of up to 200,000 shares under the ESPP and may terminate the ESPP at any time. At March 1 of each year, the shares available under the ESPP will be restored to 200,000, although the Company's board of directors may elect to restore a lesser number of shares. The Company issued 54,386, 38,679 and 61,105 shares under the ESPP in 2000, 1999 and 1998, respectively.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 ("SFAS 123")

    SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, provided that pro forma disclosures are made of net income or loss assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted under the 1998 Plan during 2000, 1999 and 1998, using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                 2000        1999        1998
                                               ---------   ---------   ---------
Risk-free interest rate......................     6.07%        5.40%       4.71%
Expected dividend yield......................     0.00%        0.00%       0.00%
Expected lives outstanding...................  4.2 years   4.8 years   4.4 years
Expected volatility..........................  107.900%      78.614%     66.004%

    To estimate lives of options for this valuation, it was assumed options will be exercised upon becoming fully vested and all options will eventually become fully vested. Cumulative compensation costs recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. The

                            SCC COMMUNICATIONS CORP.

                               DECEMBER 31, 2000

(5) STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED) expected volatility refers to the volatility of the Company's common stock over the expected life of a given option. In 1998 and 1999, the Company's common stock was not yet traded for an extended period of time, thus the expected market volatility was based on the stock prices of companies whose operations are similar to the Company's. In 2000, the Company used the actual volatility of its common stock over a one year period to estimate the volatility of options issued. Actual volatility of the Company's common stock may vary. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

    The total fair value of options granted under the 1998 Option Plan was computed to be approximately $6,769,000, $2,630,000 and $1,406,000 for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $1,271,000, $496,000 and $417,000 for 2000, 1999 and 1998, respectively.

    The following table summarizes information about the options outstanding at December 31, 2000:

                                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                          ------------------------------------   ----------------------
                                                         WEIGHTED
                                                          AVERAGE     WEIGHTED                 WEIGHTED
                                            NUMBER       REMAINING    AVERAGE      NUMBER      AVERAGE
                                          OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES                  AT 12/31/00      LIFE        PRICE     AT 12/31/00    PRICE
------------------------                  -----------   -----------   --------   -----------   --------
$0.30-3.00..............................     296,081    3.83 years     $1.73       296,081      $1.73
$3.63-4.50..............................     118,256    8.13 years      3.85        54,946       3.78
$4.94-4.94..............................     234,612    8.58 years      4.94        79,043       4.94
$5.00-6.06..............................     186,795    9.18 years      5.79        12,961       5.39
$6.13-6.13..............................     298,500    9.05 years      6.13        46,440       6.13
$6.28-6.63..............................      83,000    9.55 years      6.42           160       6.50
$6.75-6.75..............................     785,145    9.78 years      6.75            --         --
$7.50-10.25.............................     172,749    8.07 years      7.90        68,029       7.66
$12.00-12.00............................       7,431    7.08 years     12.00         5,531      12.00
$12.75-12.75............................       8,165    7.32 years     12.75         5,151      12.75
                                           ---------    ----------     -----       -------      -----
                                           2,190,734    8.45 years     $5.67       568,342      $3.73
                                           =========    ==========     =====       =======      =====

                            SCC COMMUNICATIONS CORP.

                               DECEMBER 31, 2000

(5) STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
    A summary of stock options under the 1998 Plan as of December 31, 2000, 1999 and 1998 and changes during the years then ended are presented below:

                                           2000                   1999                   1998
                                   --------------------   --------------------   --------------------
                                               WEIGHTED               WEIGHTED               WEIGHTED
                                               AVERAGE                AVERAGE                AVERAGE
                                               EXERCISE               EXERCISE               EXERCISE
                                    SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                   ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year...........................  1,655,864    $4.15     1,339,880    $3.62     1,106,610    $3.03
  Granted........................  1,338,306     6.64       740,364     5.15       379,211     5.81
  Exercised......................   (323,626)    1.92      (179,079)    2.56       (68,494)    0.54
  Canceled.......................   (479,810)    5.65      (245,301)    5.43       (77,447)    8.64
                                   ---------              ---------              ---------
Outstanding at end of year.......  2,190,734    $5.67     1,655,864    $4.15     1,339,880    $3.62
                                   =========    =====     =========    =====     =========    =====
Weighted average fair value of
  options granted................  $    5.06              $    3.38              $    3.19
                                   =========              =========              =========

    If the Company had accounted for its stock-based compensation plan in accordance with SFAS 123, the Company's net income (loss) from continuing operations would have been reported as follows:

                                             2000          1999          1998
                                          -----------   -----------   ----------
Net income (loss) from continuing
  operations before extraordinary item
  and change in accounting principle:
  As reported...........................  $(6,418,000)  $(1,062,000)  $3,880,000
  Pro forma.............................  $(7,689,000)  $(1,373,000)  $3,619,000
Basic net income (loss) per share from
  continuing operations before
  extraordinary item and change in
  accounting principle:
  As reported...........................  $     (0.57)  $     (0.10)  $     0.53
  Pro forma.............................  $     (0.68)  $     (0.12)  $     0.50
Diluted net income (loss) per share from
  continuing operations before
  extraordinary item and change in
  accounting principle:
  As reported...........................  $     (0.57)  $     (0.10)  $     0.38
  Pro forma.............................  $     (0.68)  $     (0.12)  $     0.35

                            SCC COMMUNICATIONS CORP.

                               DECEMBER 31, 2000

(6) CAPITALIZED LEASE OBLIGATIONS

    At December 31, 2000 and 1999, capital lease obligations consisted of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Capitalized lease obligations for equipment due on various
  dates through November 1, 2003, minimum monthly payments
  in varying amounts, currently approximately $235,000
  including imputed interest ranging from 7.75% to 9.50% per annum, collateralized by the related assets with a net
  book value of $3,646,000 and $3,838,000, respectively.....  $3,618,000   $4,009,000

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

    Maturities of capital lease obligations as of December 31, 2000, are as follows:

2001........................................................  $ 2,338,000
2002........................................................    1,242,000
2003........................................................      359,000
                                                              -----------
  Total minimum lease payments..............................    3,939,000
Less--Amount related to interest............................     (321,000)
                                                              -----------
Principal portion of future obligations.....................    3,618,000
Less--Current portion.......................................   (2,107,000)
                                                              -----------
                                                              $ 1,511,000
                                                              ===========

(7) INCOME TAXES

    The Company has operated in three countries, the United States, Canada and Australia. For income tax return reporting purposes, the Company has approximately $16,923,000 of net operating loss carryforwards and approximately $801,000 of tax credit carryforwards available to offset future federal taxable income or federal tax liabilities in the United States. The research and development credit and net operating loss carryforwards expire at various dates through 2020.

                            SCC COMMUNICATIONS CORP.

                               DECEMBER 31, 2000

(7) INCOME TAXES (CONTINUED)
    Deferred income tax assets and liabilities at December 31, 2000 and 1999, were as follows:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Current--
  Accrued liabilities and other.............................  $   844,000   $   640,000
  Deferred revenue..........................................       26,000        70,000
  Less--Valuation allowance.................................           --       (57,000)
                                                              -----------   -----------
                                                                  870,000       653,000
                                                              -----------   -----------
Noncurrent--
  Depreciation differences..................................     (943,000)   (1,057,000)
  Net operating loss carryforwards..........................    6,261,000     4,150,000
  Tax credit carryforwards..................................      801,000       723,000
  Deferred revenue..........................................    1,135,000            --
  Less--Valuation allowance.................................   (4,048,000)     (393,000)
                                                              -----------   -----------
                                                                3,206,000     3,423,000
                                                              -----------   -----------
                                                              $ 4,076,000   $ 4,076,000
                                                              ===========   ===========

    During the year ended December 31, 2000, the Company did not record an income tax benefit for any currently generated net operating loss carryforwards or net increases in deferred tax assets as the Company believes the criteria for recognition was not met. This was affected by increasing the valuation allowance to completely offset the increase in the Company's net deferred tax assets. As of December 31, 1999 and 1998, the Company believed it was more likely than not that its net deferred tax assets at those dates would be realized. During the year ended December 31, 1998, the Company reversed $1,689,000 of the deferred tax asset valuation allowance as the Company believed the criteria for recognition of its net deferred tax assets had been met. However, the Company continued to record a valuation allowance of $393,000 as of December 31, 1999 related to certain foreign tax credits the Company did not feel were realizable.

    The components of the benefit for income taxes attributable to income from operations as of December 31, 2000, 1999 and 1998, were as follows:

                                                        DECEMBER 31,
                                              ---------------------------------
                                                2000        1999        1998
                                              ---------   ---------   ---------
Current provision...........................  $      --   $      --   $      --
Deferred benefit, federal and state.........         --    (468,000)   (912,000)
                                              ---------   ---------   ---------
Income tax benefit..........................  $      --   $(468,000)  $(912,000)
                                              =========   =========   =========

                            SCC COMMUNICATIONS CORP.

                               DECEMBER 31, 2000

(7) INCOME TAXES (CONTINUED)
    The components of the provision (benefit) for income taxes attributable to income from discontinued operations as of December 31, 2000, 1999 and 1998, were as follows:

                                                        DECEMBER 31,
                                              ---------------------------------
                                                2000        1999        1998
                                              ---------   ---------   ---------
Deferred benefit--
  Federal...................................  $      --   $(100,000)  $      --
                                              =========   =========   =========

    A reconciliation of income tax benefit computed by applying the federal income tax rate of 34% to income from continuing operations before income taxes as of December 31, 2000, 1999 and 1998, is as follows:

                                                       DECEMBER 31,
                                           -------------------------------------
                                              2000         1999         1998
                                           -----------   ---------   -----------
Computed normal tax (benefit)
  provision..............................  $(3,230,000)  $(631,000)  $   700,000
Tax effect of permanent differences and
  other..................................      (83,000)    124,000         9,000
State tax, net of federal tax impact.....     (285,000)    (61,000)       68,000
Change in valuation allowance
  attributable to
  continuing operations..................    3,598,000          --    (1,689,000)
                                           -----------   ---------   -----------
Income tax benefit.......................  $        --   $(568,000)  $  (912,000)
                                           ===========   =========   ===========

    The benefit for income taxes is attributable to continuing operations and discontinued operations in 2000, 1999 and 1998 is as follows.

                                                                       DECEMBER 31,
                                                            -----------------------------------
                                                              2000        1999         1998
                                                            ---------   ---------   -----------
Provision (benefit) attributable to continuing
  operations..............................................  $      --   $(468,000)  $   777,000
Change in valuation allowance attributable to continuing
  operations..............................................         --          --    (1,689,000)
                                                            ---------   ---------   -----------
Net benefit attributable to continuing operations.........         --    (468,000)     (912,000)
                                                            ---------   ---------   -----------
Benefit attributable to discontinued operations...........         --    (100,000)           --
Change in valuation allowance attributable to discontinued
  operations..............................................         --          --            --
                                                            ---------   ---------   -----------
Net provision attributable to discontinued operations.....         --    (100,000)           --
                                                            ---------   ---------   -----------
  Total income tax benefit................................  $      --   $(568,000)  $  (912,000)
                                                            =========   =========   ===========

                            SCC COMMUNICATIONS CORP.

                               DECEMBER 31, 2000

(8) REPORTABLE SEGMENTS

    The Company has five reportable segments, or "business units": ILEC, CLEC, Wireless, Direct, and Corporate. The Company measures its reportable business units based on revenue and costs directly related to each business unit. Substantially all of the Company's customers are in the United States. The Company's business units are segmented based on the type of customer each business unit serves. The ILEC, CLEC and Wireless Business Units address ILEC, CLEC and wireless carriers, respectively. The Direct Business Unit addresses sales, either directly or indirectly, to state and local government entities. The Corporate Business Unit captures costs that are not directly related to a specific business unit. These segments are managed separately because the nature of and resources used for each segment is unique.

    Revenue and costs are segregated in the Statement of Operations for the reportable segments. The Company does not segregate assets between the segments as it is impractical to do so.

FOR THE YEAR ENDED DECEMBER 31, 2000:

                                      ILEC       CLEC     WIRELESS     DIRECT    CORPORATE     TOTAL
                                    --------   --------   ---------   --------   ----------   --------
                                                          (DOLLARS IN THOUSANDS)
Revenue...........................  $28,757     $7,280     $ 4,172    $ 2,915     $     --    $43,124
Direct costs......................   16,607      2,620       4,525      5,116           --     28,868
Sales and marketing...............    1,830        851       1,153      1,406        3,629      8,869
General and administrative........       --         --          --         --        8,343      8,343
Research and development..........      379        248         563        834        2,150      4,174
                                    -------     ------     -------    -------     --------    -------
  Total...........................   18,816      3,719       6,241      7,356       14,122     50,254
Operating income (loss)...........    9,941      3,561      (2,069)    (4,441)     (14,122)    (7,130)
Other income, net.................       --         --          --         --          712        712
                                    -------     ------     -------    -------     --------    -------
Income (loss) before income
  taxes...........................    9,941      3,561      (2,069)    (4,441)     (13,410)    (6,418)
Income taxes......................       --         --          --         --           --         --
Net income (loss) from operations
  before cumulative effect of
  change in accounting
  principle.......................    9,941      3,561      (2,069)    (4,441)     (13,410)    (6,418)
                                    -------     ------     -------    -------     --------    -------
Cumulative effect of change in
  accounting principle............   (1,663)      (413)       (887)      (119)          --     (3,082)
                                    -------     ------     -------    -------     --------    -------
Net income (loss).................  $ 8,278     $3,148     $(2,956)   $(4,560)    $(13,410)   $(9,500)
                                    =======     ======     =======    =======     ========    =======

                            SCC COMMUNICATIONS CORP.

                               DECEMBER 31, 2000

(8) REPORTABLE SEGMENTS (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1999:

                                      ILEC       CLEC     WIRELESS     DIRECT    CORPORATE     TOTAL
                                    --------   --------   ---------   --------   ----------   --------
                                                          (DOLLARS IN THOUSANDS)
Revenue...........................  $26,723     $3,793     $ 1,739    $   329     $    --     $32,584
Direct costs......................   14,745      2,031       4,069      1,891          --      22,736
Sales and marketing...............    1,696        355         560        483       2,220       5,314
General and administrative........       --         --          --         --       4,931       4,931
Research and development..........      355        167         409        809          --       1,740
                                    -------     ------     -------    -------     -------     -------
  Total...........................   16,796      2,553       5,038      3,183       7,151      34,721
Operating income (loss)...........    9,927      1,240      (3,299)    (2,854)     (7,151)     (2,137)
Other income, net.................       --         --          --         --         607         607
                                    -------     ------     -------    -------     -------     -------
Income (loss) before income
  taxes...........................    9,927      1,240      (3,299)    (2,854)     (6,544)     (1,530)
Income taxes......................       --         --          --         --         468         468
                                    -------     ------     -------    -------     -------     -------
Net income (loss) from continuing
  operations......................    9,927      1,240      (3,299)    (2,854)     (6,076)     (1,062)
                                    -------     ------     -------    -------     -------     -------
Loss from operations of
  discontinued division, net of
  tax.............................       --         --          --         --        (226)       (226)
                                    -------     ------     -------    -------     -------     -------
Net income (loss).................  $ 9,927     $1,240     $(3,299)   $(2,854)    $(6,302)    $(1,288)
                                    =======     ======     =======    =======     =======     =======

FOR THE YEAR ENDED DECEMBER 31, 1998:

                                       ILEC       CLEC     WIRELESS     DIRECT    CORPORATE     TOTAL
                                     --------   --------   ---------   --------   ----------   --------
                                                           (DOLLARS IN THOUSANDS)
Revenue............................  $28,784     $1,492     $3,867      $ 306      $    --     $34,449
Direct costs.......................   16,240      1,299      2,395        266           --      20,200
Sales and marketing................    1,659        479        398        249        1,334       4,119
General and administrative.........       --         --         --         --        4,959       4,959
Research and development...........      727        122        381        146           --       1,376
                                     -------     ------     ------      -----      -------     -------
  Total............................   18,626      1,900      3,174        661        6,293      30,654
Operating income (loss)............   10,158       (408)       693       (355)      (6,293)      3,795
Other expenses, net................       --         --         --         --         (294)       (294)
                                     -------     ------     ------      -----      -------     -------
Income (loss) before income
  taxes............................   10,158       (408)       693       (355)      (6,587)      3,501
Income tax benefit.................       --         --         --         --          379         379
                                     -------     ------     ------      -----      -------     -------
Net income (loss) from continuing
  operations before extraordinary
  item.............................   10,158       (408)       693       (355)      (6,208)      3,880
                                     -------     ------     ------      -----      -------     -------
Extraordinary loss from early
  extinguishment of debt...........       --         --         --         --         (909)       (909)
                                     -------     ------     ------      -----      -------     -------
Net income (loss)..................  $10,158     $ (408)    $  693      $(355)     $(7,117)    $ 2,971
                                     =======     ======     ======      =====      =======     =======

                            SCC COMMUNICATIONS CORP.

                               DECEMBER 31, 2000

(8) REPORTABLE SEGMENTS (CONTINUED)
Information for 1999 and 1998 has been reclassified to reflect the realignment of various business units. Licenses and implementation services are now included in the ILEC Business Unit. ILEC, CLEC, Wireless and Direct were formerly included in Data Management Services.

(9) COMMITMENTS

    The Company leases its office and research facilities and certain equipment under operating lease agreements which expire through November 2004. Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1,553,000, $1,370,000 and $1,030,000, respectively. Future minimum lease obligations under these agreements are as follows:

2001........................................................  $2,231,000
2002........................................................   1,809,000
2003........................................................     160,000
2004........................................................     104,000
                                                              ----------
  Total.....................................................  $4,304,000
                                                              ==========

(10) EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) plan under which eligible employees may defer up to 15% of their compensation. The Company may make matching contributions and discretionary contributions if approved by the board of directors. For 1998, no employer matching or discretionary contributions were made to the 401(k) plan. However, in February 1999, the Company's board of directors approved a matching contribution for employees, which was effective April 1, 1999. The Company matches 50% of employee contributions up to 6% of the employee's salary, not to exceed $1,000. Matching contributions will vest 35%, 70% and 100% for one, two and three years of service, respectively.

(11) RELATED PARTY TRANSACTION

    The Company provides data management and certain consulting services to and leases equipment from entities in which a stockholder of the Company had an ownership interest. A member of the Company's Board of Directors was also a representative of the former stockholder until December 2, 1999. The Company received net proceeds of approximately $7,797,000, $6,979,000 and $6,735,000 in 2000, 1999 and 1998 respectively, pursuant to these agreements. Amounts due to the former stockholder under the capital lease agreements net of amounts due to the Company for services rendered as of December 31, 2000, 1999 and 1998 were ($66,000), $3,262,000 and $3,962,000, respectively. The leases have interest rates ranging from 7.75% to 9.50%, require monthly payments and have expiration dates varying through October 2002.

(12) MAJOR CUSTOMERS

    Revenue from certain customers exceeded 10% of total revenue for the respective year as follows: 23%, 22% and 21% in 2000; 27%, 27% and 26% in 1999 and 27%, 25% and 21% in 1998. Contracts with certain of these customers have a ten-year duration through 2005, and provide for fixed monthly

                            SCC COMMUNICATIONS CORP.

                               DECEMBER 31, 2000

(12) MAJOR CUSTOMERS (CONTINUED)
fees based upon the number of subscriber records managed and upon the services selected by the customer. All of these customers are in the Company's ILEC segment.

(13) LEGAL MATTERS

    The Company is subject to various claims and business disputes in the ordinary course of business.

(14) QUARTERLY INFORMATION

    The following summarizes selected unaudited quarterly financial information for each of the two years in the period ended December 31, 2000.

                                                            THREE MONTHS ENDED,
                           -------------------------------------------------------------------------------------
                                MARCH 31,             JUNE 30,            SEPTEMBER 30,         DECEMBER 31,
                           -------------------   -------------------   -------------------   -------------------
                             2000       1999       2000       1999       2000       1999       2000       1999
                           --------   --------   --------   --------   --------   --------   --------   --------
                                                          (AMOUNTS IN THOUSANDS)
Revenue..................  $ 9,033     $7,616    $10,249     $8,189    $11,527     $8,297    $12,315     $8,482
Direct Costs.............    6,285      5,309      6,986      5,790      7,386      5,750      8,211      5,887
Net income from
  continuing operations
  before extraordinary
  item and cumulative
  effect of change in
  accounting principle...     (565)      (257)    (1,760)      (319)    (1,298)      (138)    (2,795)      (348)
Net income...............  $(3,647)    $ (366)   $(1,760)    $ (334)   $(1,298)    $ (163)   $(2,795)    $ (425)
                           =======     ======    =======     ======    =======     ======    =======     ======
Net income from
  continuing operations
  before extraordinary
  item and cumulative
  effect of change in
  accounting principle
  per share..............  $ (0.05)    $(0.02)   $ (0.16)    $(0.03)   $ (0.12)    $(0.01)   $ (0.25)    $(0.03)
Income (loss) per share
  (basic and diluted)....  $ (0.33)    $(0.03)   $ (0.16)    $(0.03)   $ (0.12)    $(0.01)   $ (0.25)    $(0.04)
                           =======     ======    =======     ======    =======     ======    =======     ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this item, will be contained in the definitive Proxy Statement with respect to the Company's 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") and is hereby incorporated by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION

    Information required by this item will be contained in the 2001 Proxy Statement and is hereby incorporated by reference thereto.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS

       The financial statements filed as part of this report are listed on the index to financial statements on page 30.

    (2) FINANCIAL STATEMENT SCHEDULES

       All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the Financial Statements or Notes thereto.

    (3) EXHIBITS

               EXHIBIT
               NUMBER                                   DESCRIPTION
               -------                                  -----------
                         3.1*   -- Amended and Restated Certificate of Incorporation of the
                                   Company.
                         3.2*   -- Restated Bylaws of the Company to be effective upon the closing of the offering.
                         4.1*   -- Form of Certificate for Common Stock.
                         4.2*   -- Reference is made to Exhibits 3.1 and 3.2.
                        10.1*   -- Fourth Amended and Restated Registration Rights
                                Agreement, dated March 5, 1996.
                        10.2*   -- 1990 Stock Option Plan.
                        10.3*   -- 1998 Stock Incentive Plan.
                        10.4*   -- 1998 Employee Stock Purchase Plan, as amended.
                        10.5*   -- Form of Directors' and Officers' Indemnification
                                   Agreement.
                       10.6*+   -- 9-1-1 Services Agreement between Ameritech Information
                                Systems, Inc. and SCC Communications Corp., signed
                                   August 31, 1994.
                       10.7*+   -- Agreement for Services between SCC Communications Corp.
                                and U S West Communications, Inc. dated December 28, 1995.
                       10.8*+   -- Services Agreement No. PR-9026-L between SCC
                                Communications Corp. and BellSouth Telecommunications, Inc.
                                   dated October 13, 1995.
                       10.9*+   -- Wireless E9-1-1 Agreement between SCC Communications
                                Corp. and Ameritech Mobile Communications, Inc. dated
                                   April 1998.
                      10.10*+   -- Asset Purchase Agreement between SCC Communications Corp.
                                and Printrak International, Inc., dated July 18, 1997.
                       10.11*   -- Amendment One to Asset Purchase Agreement between SCC
                                Communications Corp. and Printrak International, Inc.
                       10.12*   -- Bank One Loan Agreement dated April 15, 1997, effective as of July 1, 1996.
                       10.13*   -- Banc One Capital Partners and SCC Communications Corp.
                                Senior Subordinated Note and Warrant Purchase Agreement,
                                   dated November 20, 1997.
                       10.14*   -- Banc One Senior Subordinated Note due November 30, 2003.
                       10.15*   -- Banc One Warrant Certificate.
                       10.16*   -- Banc One and SCC Communications Corp. Option Agreement,
                                dated November 20, 1997.
                       10.17*   -- Banc One and SCC Communications Corp. Registration Rights
                                Agreement, dated November 20, 1997.

               EXHIBIT
               NUMBER                                   DESCRIPTION
               -------                                  -----------
                       10.18*   -- Co-Sale Agreement, dated November 20, 1997, between SCC
                                Communications Corp., George Heinrichs, John Sims, Nancy
                                   Hamilton, The Hill Partnership III, Ameritech Development
                                   Corporation, Boston Capital Ventures Limited Partnership
                                   and Banc One Capital Partners.
                       10.19*   -- Preemptive Rights Agreement between Banc One Capital
                                Partners and SCC Communications Corp.
                       10.20*   -- Master Lease Agreement Between Ameritech Credit
                                Corporation and SCC Communications Corp., dated March 11,
                                   1996.
                      10.21*+   -- Consulting Agreement Between SCC Communications Corp. and
                                Ameritech Mobile Communications, Inc. dated October 27,
                                   1997.
                       10.22*   -- Bank One Loan Change in Terms Agreement effective as of
                                   April 15, 1998.
                       10.23#   -- Employment Agreement between Nancy Hamilton and SCC
                                Communications Corp.
                     10.24/ /   -- Genesis Select Corporation and SCC Communications Corp.
                                Common Stock Purchase Warrant Agreement, dated April 19,
                                   2000/ /
                     10.25/ /   -- Leopard Communications and SCC Communications Corp.
                                Common Stock Purchase Warrant Agreement, dated April 19,
                                   2000/ /
                     10.26/ /   -- Employment Agreement between Carol Nelson and SCC
                                Communications Corp./ /
                         23.1   -- Consent of Arthur Andersen LLP, Independent Public
                                   Accountants.

------------------------

* Incorporated by reference to identically numbered exhibits included in the Registrant's Registration Statement on Form S-1 (File No. 333-49767), as amended.

+   Confidential treatment has been requested for a portion of these Exhibits.

# Incorporated by reference to identically numbered exhibits included in the Registrant's Form 10-K for the fiscal year ended December 31, 1998.

/ / Incorporated by reference to identically numbered exhibits included in the Registrant's Form 10-Q for the Quarter ended June 30, 2000.

(B) REPORTS ON FORM 8-K

    On October 17, 2000, we issued a press release announcing an agreement to acquire specified assets, and assume specified liabilities, associated with the business of Lucent Public Safety Systems, an internal venture of Lucent Technologies Inc. A copy of the press release was included in a Current Report on Form 8-K, which we filed with the SEC on October 17, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 29, 2001.

                                                       SCC COMMUNICATIONS CORP.

                                                       By:         /s/ MICHAEL D. DINGMAN, JR.
                                                            -----------------------------------------
                                                                     Michael D. Dingman, Jr.
                                                                     CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 29, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
               /s/ GEORGE K. HEINRICHS
     -------------------------------------------       President, Chief Executive Officer and
                 George K. Heinrichs                     Director (Principal Executive Officer)

             /s/ MICHAEL D. DINGMAN, JR.
     -------------------------------------------       Chief Financial Officer
               Michael D. Dingman, Jr.                   (Principal Financial and Accounting Officer)

                /s/ STEPHEN O. JAMES
     -------------------------------------------       Director
                  Stephen O. James

                 /s/ DAVID KRONFELD
     -------------------------------------------       Director
                   David Kronfeld

                /s/ PHILIP LIVINGSTON
     -------------------------------------------       Director
                  Philip Livingston

                /s/ MARY BETH VITALE
     -------------------------------------------       Director
                  Mary Beth Vitale

                 /s/ WINSTON J. WADE
     -------------------------------------------       Director
                   Winston J. Wade

               /s/ DARRELL A. WILLIAMS
     -------------------------------------------       Director
                 Darrell A. Williams