Form 10-Q
period 2001-03-31
SCC COMMUNICATIONS CORP
filed 2001-05-15
CIK 924505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of May 14, 2001, there were 14,431,444 shares of the Registrant's Common Stock outstanding.

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Item 1. Financial Statements, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation and Item 3. Quantitative and Qualitative Disclosures About Market Risk. We intend the forward-looking statements throughout the Quarterly Report on Form 10-Q and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend", and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on numerous assumptions and developments that are not within our control. Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations due to a variety of factors, including the following:

o our planned investments in research, development and marketing to expand our service offerings;
o    the length of our sales cycle;
o price competition from entities with substantially greater resources than us;
o    the size, timing and duration of significant customer contracts;
o    the number of subscriber records under our management;
o the unpredictable rate of adoption of wireless services by public safety answering points;
o the introduction and market acceptance of our and our competitors' new products and services;
o developments in telecommunications legislation and regulations, including new interpretations of existing laws;
o the amount and timing of expenditures to expand our infrastructure and to meet our customers' demands;
o    the success or failure of our Alliance Program;
o technical difficulties and network downtime, including that caused by unauthorized access to our systems; and
o    our ability to integrate new customers and assets acquired in acquisitions.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our Annual Report on Form 10-K for the year ended December 31, 2000, under the caption "Item 1. Business - Risk Factors", our other Securities and Exchange Commission filings, and our press releases.

                                      INDEX

                         PART 1 - FINANCIAL INFORMATION


Item 1 - Financial Statements:
   Balance Sheets as of March 31, 2001 (Unaudited) and December 31, 2000...............         1
   Statements of Operations for the three-months ended March 31, 2001
     and 2000 (Unaudited)..............................................................         2
   Statements of Cash Flows for the three-months ended March 31, 2001
     and 2000 (Unaudited)..............................................................         3
   Notes to Financial Statements (Unaudited)...........................................         4
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
   Operations..........................................................................         8
Item 3 - Quantitative and Qualitative Disclosures About Market Risk....................        14

                               PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.............................................................        15
Item 2 - Changes in Securities and Use of Proceeds.....................................        15
Item 3 - Defaults on Senior Securities.................................................        15
Item 4 - Submission of Matters to a Vote of Security Holders...........................        15
Item 5 - Other Information.............................................................        15
Item 6 - Exhibits and Reports on Form 8-K..............................................        15
Signatures.............................................................................        16


                            SCC COMMUNICATIONS CORP.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                         MARCH 31,    DECEMBER 31,
                                                                                           2001           2000
                                                                                       ------------   ------------
                                                                                        (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.......................................................       $ 5,694        $ 5,036
  Short-term investments in marketable securities.................................         2,982          6,939
  Accounts receivable, net of allowance for doubtful accounts of approximately
   $259 and $184, respectively....................................................         8,124          7,166
  Unbilled revenue................................................................           358            574
  Prepaids and other..............................................................           894            892
  Deferred acquisition costs......................................................         1,088          1,054
  Deferred income taxes...........................................................           869            869
                                                                                        ----------     ---------
          Total current assets....................................................        20,009         22,530
                                                                                        ----------     ---------
PROPERTY AND EQUIPMENT, at cost:
  Computer hardware and equipment.................................................        31,516         30,259
  Furniture and fixtures..........................................................         2,013          1,987
  Leasehold improvements..........................................................         1,069          1,049
                                                                                        ----------     ---------
                                                                                          34,598         33,295
  Less--Accumulated depreciation..................................................       (22,267)       (20,820)
                                                                                        ----------     ---------
          Total property and equipment, net.......................................        12,331         12,475
OTHER ASSETS......................................................................           107            107
DEFERRED INCOME TAXES.............................................................         3,206          3,206
DEFERRED COSTS....................................................................         5,126          5,363
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $950 and $864,
  respectively....................................................................           940            988
                                                                                        ----------     ---------
          Total assets............................................................       $41,719        $44,669
                                                                                        ==========     =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................................................     $   3,096       $  1,226
  Payroll-related accruals........................................................         1,318          1,144
  Other accrued liabilities.......................................................         1,602          2,688
  Property and other taxes........................................................           974          1,026
  Current portion of capital lease obligations ...................................         1,836          2,107
  Deferred revenue................................................................           219            200
                                                                                        ----------     ---------
          Total current liabilities...............................................         9,045          8,391
                                                                                        ----------     ---------
CAPITAL LEASE OBLIGATIONS, net of current portion.................................         1,154          1,511
DEFERRED REVENUE..................................................................         9,811         10,070
                                                                                        ----------     ---------
          Total liabilities.......................................................        20,010         19,972
                                                                                        ----------     ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued or             --             --
   outstanding ...................................................................
  Common stock, $.001 par value; 30,000,000 shares authorized; 11,542,036 and
   11,488,040 shares issued and outstanding, respectively.........................            11             11
  Additional paid-in capital......................................................        45,001         44,814
  Common stock warrants...........................................................           373            373
  Stock subscriptions receivable..................................................           (33)           (33)
  Accumulated deficit.............................................................       (23,643)       (20,468)
                                                                                        ---------      --------
          Total stockholders' equity..............................................        21,709         24,697
                                                                                        --------       --------
          Total liabilities and stockholders' equity..............................       $41,719       $ 44,669
                                                                                        ========       ========


The accompanying notes to financial statements are an integral part of these balance sheets.

                            SCC COMMUNICATIONS CORP.

                            STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                             2001           2000
                                                                        -------------    -----------
                                                                                  (Unaudited)
TOTAL REVENUE....................................................         $    13,189    $     9,033
COSTS AND EXPENSES:
  Direct costs...................................................               9,865          6,285
  Sales and marketing............................................               2,732          1,352
  General and administrative.....................................               2,610          1,543
  Research and development.......................................               1,226            629
                                                                        -------------    -----------
         Total costs and expenses................................              16,433          9,809
                                                                        -------------    -----------
LOSS FROM OPERATIONS.............................................              (3,244)          (776)
OTHER INCOME (EXPENSE):
  Interest and other income......................................                 157            303
  Interest and other expense.....................................                 (88)           (92)
                                                                        -------------    -----------
LOSS FROM OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE...........................................              (3,175)          (565)
                                                                        -------------    -----------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of tax
  of $0..........................................................                  --         (3,082)
                                                                        -------------    -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS.......................         $    (3,175)   $    (3,647)
                                                                        =============    ===========

BASIC AND DILUTED NET LOSS PER SHARE:
  Loss per share before cumulative effect of change in accounting         $     (0.28)   $     (0.05)
    principle....................................................
  Cumulative effect of change in accounting principle............                  --          (0.28)
                                                                        -------------    -----------
  Net loss per share.............................................         $     (0.28)   $     (0.33)
                                                                        =============    ===========

SHARES USED IN COMPUTING NET LOSS PER SHARE:
  Basic and Diluted..............................................          11,505,889     11,130,388
                                                                        =============    ===========

The accompanying notes to financial statements are an integral part of these statements.

                            SCC COMMUNICATIONS CORP.

                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                             2001           2000
                                                                          -------------    -----------
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................................          $(3,175)       $(3,647)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities
    Amortization and depreciation.....................................            1,530          1,273
    Cumulative effect of change in accounting principle...............               --          3,082
    Accretion of investments in marketable securities.................              (43)           (85)
    Loss on disposal of assets........................................                8             --
    Provision for doubtful accounts...................................               75             --
    Change in--
      Accounts receivable.............................................           (1,033)           549
      Unbilled revenue................................................              216           (381)
      Prepaids and other..............................................               (2)           (34)
      Deferred costs..................................................              237           (142)
      Accounts payable and accrued liabilities........................              906           (149)
      Deferred revenue................................................             (240)           772
                                                                          -------------    -----------
        Net cash provided by (used in) operating activities...........           (1,521)         1,238
                                                                          -------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment...............................           (1,321)          (506)
  Purchase of investments in marketable securities....................               --         (3,941)
  Sale of investments in marketable securities........................            4,000          6,250
  Deferred acquisition costs..........................................              (34)            --
  Software development costs..........................................              (25)          (103)
                                                                          -------------    -----------
        Net cash provided by investing activities.....................            2,620          1,700
                                                                          -------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations.....................             (628)          (479)
  Proceeds from equipment financing...................................               --            536
  Proceeds from exercise of stock options.............................              187            128
                                                                          -------------    -----------
        Net cash provided by (used in) financing activities...........             (441)           185
                                                                          -------------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.............................              658          3,123
CASH AND CASH EQUIVALENTS, beginning of period........................            5,036          8,354
                                                                          -------------    -----------
CASH AND CASH EQUIVALENTS, end of period..............................          $ 5,694        $11,477
                                                                          =============    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest............................          $    91        $    92
                                                                          =============    ===========
  Cash paid during the period for taxes...............................          $   204        $   118
                                                                          =============    ===========

The accompanying notes to financial statements are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the Company's financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    Certain prior year amounts have been re-classified to conform with the current year's presentation.

NOTE 2 - ADOPTION OF SAB 101

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company concluded that its then current revenue recognition policies had to change to be in accordance with SAB 101. Specifically, the guidance provided by SAB 101 required the Company to defer the up-front NRE fee, certain enhancement fees and related incremental costs and recognize them over the life of each contract. Prior to the adoption of SAB 101, the Company recognized revenue from the NRE Services and Enhancement Services on the percentage of completion method over the period in which the services were performed.

    The Company adopted SAB 101 during the quarter ended December 31, 2000. The adoption of SAB 101 required the Company to reflect a cumulative effect of change in accounting principles of $3.1 million as if SAB 101 had been implemented on January 1, 2000 and to restate all of the previously reported 2000 quarterly results.

    The cumulative effect of change in accounting principle reflects the amount of income that had been recognized under the Company's previously existing revenue recognition methods that would have been deferred as of December 31, 1999 had the Company been under the guidelines of SAB 101.

    The restatement of the previously reported 2000 quarterly results reflects the net difference of fees received and incremental costs incurred that were deferred from previous periods and recognized in the current quarter and the fees received and incremental costs incurred in the current quarter that are deferred into future periods. The table below illustrates the restatement of previously filed unaudited information for the three months ended March 31, 2000.

                                                            For the Three Months Ended
                                                                  March 31, 2000
                                                    ---------------------------------------
                                                    ORIGINALLY     SAB 101
  (amounts in thousands)                             REPORTED     ADJUSTMENT      RESTATED
                                                    ----------   -------------  -----------
  Revenue......................................     $    9,325   $       (292)  $    9,033
  Direct Costs.................................          6,427           (142)       6,285
   Net income before cumulative effect of
     change in accounting principle............           (415)          (150)        (565)
   Cumulative effect of change in accounting
     principle.................................             --         (3,082)      (3,082)
  Net income...................................     $     (415)  $     (3,232)  $   (3,647)
  Income (loss) per share (basic and diluted)..     $    (0.04)  $      (0.29)  $    (0.33)


NOTE 3 - EARNINGS PER SHARE

    The Company presents basic and diluted earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), which establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings (loss) per share is determined by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted income (loss) per share includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The as-if-converted method is used for convertible securities. Potentially dilutive common stock options that were excluded from the calculation of diluted income per share because their effect is antidilutive totaled 733,747 and 907,788 for the three months ended March 31, 2001 and 2000, respectively.

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


(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------
                           ILEC            CLEC              WIRELESS         DIRECT          CORPORATE            TOTAL
                         March 31,       March 31,           March 31,       March 31,        March 31,          March 31,
                    -----------------------------------------------------------------------------------------------------------
                      2001    2000      2001    2000      2001     2000    2001     2000    2001     2000      2001      2000
                    -------  -------  -------  -------  -------  -------  -------  ------- -------  -------  --------  --------
Revenue             $ 7,252  $ 6,838  $ 3,090  $ 1,371  $ 1,788  $   526  $ 1,059  $   298  $   --  $    --  $ 13,189   $ 9,033

 Direct costs         4,391    3,978    1,371      473    2,406      888    1,697      946      --       --    9,865      6,285
 Sales and
  marketing             656      351      422      122      428      108      387      314     839      457    2,732      1,352
 General and
  administrative         --       --       --       --       --       --       --       --   2,610    1,543    2,610      1,543
 Research and
  development           189      121       17       86        1      139       69      185     950       98    1,226        629
                    -------  -------  -------  -------  -------  -------  -------  ------- -------  -------  --------  --------
     Total            5,236    4,450    1,810      681    2,835    1,135    2,153    1,445   4,399    2,098   16,433      9,809

 Operating income
  (loss)              2,016    2,388    1,280      690   (1,047)    (609)  (1,094)  (1,147) (4,399)  (2,098)  (3,244)      (776)

 Other income, net       --       --       --       --       --       --       --       --      69      211      69         211
                    -------  -------  -------  -------  -------  -------  -------  ------- -------  -------  --------  --------

 Net income (loss)
  from operations
  before
  cumulative
  effect of change
  in accounting
  principle           2,016    2,388    1,280      690   (1,047)    (609)  (1,094)  (1,147) (4,330)  (1,887)  (3,175)      (565)

 Cumulative effect
  of change in
  accounting
  principle              --   (1,663)      --     (413)      --     (887)      --     (119)     --       --       --     (3,082)
                    -------  -------  -------  -------  -------  -------  -------  ------- -------  -------  --------  --------

 Net income (loss)  $ 2,016  $   725  $ 1,280  $   277  $(1,047) $(1,496) $(1,094) $(1,266)$(4,330) $(1,887) $ (3,175) $ (3,647)
                    =======  =======  =======  =======  =======  =======  =======  ======= =======  =======  ========  ========
-------------------------------------------------------------------------------------------------------------------------------


NOTE 5 - Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 133 and No. 137

     In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of

Statement No. 133 and thus, Statement No. 133 did not significantly affect the Company's financial condition and results of operations.

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

NOTE 6 - SUBSEQUENT EVENTS

    On May 2, 2001, the Company entered into an agreement to sell 632,111 shares of its common stock to an institutional investor in a private offering exempt from registration under the federal securities laws under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The sale closed on May 10, 2001. The common stock was purchased at a negotiated price per share of $7.91, reflecting the arithmetic average of the closing price of the Company's common stock on the Nasdaq National Market (Symbol: SCCX) for the twenty consecutive trading days prior to the offering date. As a finder's fee, the Company paid a fee equal to five percent of the total offering proceeds and will issue a warrant to purchase 31,605 shares equal to 5% of the shares issued to the institutional investor at an exercise price equal to the per share offering price of its common stock on the date of the offering. Other than the finder's fee, the Company did not pay any other compensation or fees in conjunction with this offering of common stock. In conjunction with this offering, the Company also entered into a registration rights agreement that will require the Company to register the shares issued for resale on behalf of the institutional investor.

    The net proceeds from this offering were $4,750,000. The Company plans to use the net proceeds for general corporate purposes, including:

     o    repaying its obligations as they become due;

     o financing capital expenditures, including acceleration of the Company's wireless deployments and development of the Company's Coordinate Routing Database; and

     o    working capital.

Pending use of the net proceeds for any of these purposes, the Company may invest the net proceeds in short-term investment grade instruments, interest-bearing bank accounts, certificates of deposit, money market securities, U.S. government securities or mortgage-backed securities guaranteed by federal agencies.

    On May 11, 2001, the Company acquired certain assets, and assumed certain liabilities, associated with the Call Handling and Database Product Lines of Lucent Public Safety Systems ("LPSS"), an internal venture of Lucent Technologies, Inc. ("Lucent"). The Company issued 2.25 million shares of common stock and incurred other direct costs and assumed other liabilities. The Company filed details of this transaction on its Form 8-K filed on May 14, 2001. The consideration the Company paid was determined through arm's length negotiation. There was no material relationship between the Company and Lucent prior to the acquisition. The results of operations for LPSS for the three months ended March 31, 2001, are not included in this report. The Company will amortize the acquired goodwill over a period of seven years using the straight-line method of amortization.

    The Company also committed to acquire approximately $4.8 million of Sequent computers not later than one year from the date of the agreement.

    In addition to the initial issuance of 2,250,000 shares of common stock, the Company agreed to issue, 24 months from the date of closing, up to $32.9 million of redeemable, non-voting, preferred stock ("Preferred Stock") to Lucent, subject to the attainment of specific total combined revenue ("Total Revenue") targets.

    The actual amount of the Preferred Stock is subject to a 24-month contingency period, which commences on June 1, 2001, whereby if Total Revenue meets or exceeds $258 million, then Lucent is entitled to the full issuance of $32.9 million in Preferred Stock. If Total Revenue is greater than $179 million, but less than $258 million, Lucent will be entitled to a pro rata issuance of Preferred Stock at a rate of $0.417 for each dollar of Total Revenue in excess of $179 million. If the Company sells the "Call Handling" product line to a third-party during the contingency period, then the minimum issuance threshold is reduced from $179 million to

$161 million; the maximum issuance threshold is reduced to $210 million; and the pro rata issuance of Preferred Stock is raised from $0.417 for each dollar of Total Revenue in excess of $179 million to $0.67 for each dollar of Total Revenue in excess of $161 million.

    The redemption of the then issued Preferred Stock, if any, commences 30 days from initial issuance with 33% due, followed by an additional 33% due on June 1, 2004, and the remaining 34% on June 1, 2005. Early redemption is available at the option of the Company and the Company must redeem shares of Preferred Stock with 25% of the gross proceeds of any underwritten public offering subsequent to issuance of the Preferred Stock.

    LPSS provides 9-1-1 supporting hardware and software technology, including its Palladium(TM) call center and data-management products. A number of telecommunications companies manage their 9-1-1 infrastructure with LPSS's hardware and software systems. In addition, LPSS products are used by public safety call centers across the nation to receive and respond to wireline and wireless E9-1-1 calls. As with other companies that sell hardware and software licenses and systems, revenues of LPSS are variable - a combination of monthly recurring revenues and one-time sales of very large systems. The Company intends to utilize the assets acquired from LPSS in the same manner that LPSS utilized the assets.

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

    Each of our four revenue-generating Business Units provides an outsourcing solution for its respective customer bases. Revenue generally includes a non-recurring initial fee ("NRE") for the design and implementation of the solution, conversion of the customer's data to our systems, hiring and training of personnel, and other costs required to prepare for the processing of customer data. NREs and the associated costs are recognized ratably over the life of the contract. Our contracts also separately allow for a monthly service fee based on the number of subscriber records under management, which is recognized in the period in which the services are rendered. Related costs are expensed as they are incurred. We may also offer our customers enhanced products or services for which revenue is recognized over the life of the contract. Our revenue breaks down as a percent of total revenue as follows:

                                                           Year Ended December 31,
                                             ------------------------------------------------
                                                     Revenue                 Percent
                                             ----------------------- ------------------------
                                                 2001       2000         2001         2000
                                             ----------  ----------- ------------  ----------
                ILEC Business Unit           $  7,252     $  6,838         55%        76%
                CLEC Business Unit              3,090        1,371         23         15
                Wireless Business Unit          1,788          526         14          6
                Direct Business Unit            1,059          298          8          3
                                             ----------  ----------- ------------  ----------
                                             $ 13,189     $  9,033        100%       100%

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

    During the three months ended March 31, 2001 and 2000, we recognized approximately 55% and 71%, respectively, of our total revenue from Ameritech, BellSouth Inc. and Qwest, each of which accounted for greater than 10% of our total revenue in such periods.

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

    Our quarterly and annual operating results have varied significantly in the past. The variation in operating results may likely continue and may intensify. We believe that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating results may continue to fluctuate as a result of many factors, including the length of the sales cycles for new or existing customers, the size, timing or duration of significant customer contracts, fluctuations in number of subscriber records under management, timing or duration of service offerings, rate of adoption of wireless services by public safety answering points ("PSAPs"), efforts expended to accelerate the introduction of certain new products, our ability to hire, train and retain qualified personnel, increased competition, changes in operating expenses, changes in our strategy, the financial performance of our customers, changes in telecommunications legislation and regulations that may affect the competitive environment for our services, and general economic factors.

    Our expense levels are based in significant part on our expectations regarding future revenue. Our revenue is difficult to forecast because the market for our services is evolving rapidly and the length of our sales cycle and the size and timing of significant customer contracts vary substantially. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected changes in operations. As of March 31, 2001, we had incurred expenses of approximately $5.1 million in marketing, legal and research and development to expand our product offerings with our 9-1-1 SafetyNet(SM) initiative. We may spend up to an additional $5 million on this initiative in 2001. In addition, we hired additional employees in 2000, and expect to continue hiring additional employees during 2001. We also began leasing office space in Texas in December 1999, from which we are performing some of our operations. In October 2000, we also leased additional office space in Colorado to accommodate our increased personnel.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

TOTAL COMPANY

   Total revenue increased 47% from $9.0 million in the first quarter of 2000 to $13.2 million in the first quarter of 2001. Total direct costs increased 57%, from $6.3 million in the first quarter of 2000 to $9.9 million in the first quarter of 2001, representing 70% and 75% of total revenue, respectively.

ILEC BUSINESS UNIT

   ILEC revenue increased 7%, from $6.8 million in the first quarter of 2000 to $7.3 million in the first quarter of 2001, representing 76% and 55% of total revenue for such periods, respectively. ILEC revenue increased due to an increase in the number of records under management. ILEC subscribers under management grew 5.8% from 82.0 million in the first quarter of 2000 to 86.8 million as of March 31, 2001. ILEC direct costs increased 10%, from $4.0 million in the first quarter of 2000 to $4.4 million in the first quarter of 2001, representing 58% and 60% of ILEC revenue for such periods, respectively. Costs increased due to the hiring of additional systems operations staff and increased systems maintenance costs to accommodate growth. ILEC sales and marketing expenses increased 87%, from $351,000 in the first quarter of 2000 to $656,000 in the first quarter of 2001, representing 5% and 9% of ILEC revenue for such periods, respectively. The increase in sales and marketing costs is due to an increase in product management staff in 2001. ILEC research and development costs increased 56%, from $121,000 in the first quarter of 2000 to $189,000 in the first quarter of 2001, representing 2% and 3% of ILEC revenue for such periods, respectively. ILEC research and development costs increased due to the development of new features related to our core operating systems.

CLEC BUSINESS UNIT

   CLEC revenue increased 121%, from $1.4 million in the first quarter of 2000 to $3.1 million in the first quarter of 2001, representing 15% and 23% of total revenue for such periods, respectively. CLEC revenue increased due to an increase in the number of records under management for new and existing customers and additional services revenue recognized on new customers. We now have 39 CLEC customers representing 6.4 million subscribers. CLEC direct costs increased from $473,000 in the first quarter of 2000 to $1.4 million in the first quarter of 2001, representing 34% and 45% of CLEC revenue for such periods, respectively. The increase in CLEC costs is due to the hiring of additional CLEC operations staff to assist with the continued growth in records under management. CLEC sales and marketing expenses increased from $122,000 in the first quarter of 2000 to $422,000 in the first quarter of 2001, representing 9% and 14% of CLEC revenue for such periods, respectively. The increase in CLEC sales and marketing expenses is due to the hiring of additional sales personnel to accommodate the growth in the CLEC Business Unit and increased direct marketing campaign costs. CLEC research and development costs decreased 80%, from $86,000 in the first quarter of 2000 to $17,000 in the first quarter of 2001, representing 6% and 1% of CLEC revenue for such periods, respectively. CLEC research and development costs decreased because research and development efforts were focused on the ILEC unit in the first quarter of 2001.

WIRELESS BUSINESS UNIT

   Wireless revenue increased 242%, from $526,000 in the first quarter of 2000 to $1.8 million in the first quarter of 2001, representing 6% and 14% of total revenue for such periods, respectively. Wireless revenue increased due to an increase in the number of records under management. Revenue generating subscribers grew to 5.9 million, at March 31, 2001, a 637% increase over the same period last year. Wireless direct costs increased from $888,000 in the first quarter of 2000 to $2.4 million in the first quarter of 2001, representing 168% and 133% of Wireless revenue for such periods, respectively. Costs increased due to the hiring of additional systems operations staff and increased systems maintenance and telephone line costs to accommodate growth. Wireless direct costs as a percentage of Wireless revenue decreased as the increase in subscribers managed grows to cover more of the infrastructure costs. Wireless sales and marketing expenses increased from $108,000 in the first quarter of 2000 to $428,000 in the first quarter of 2001, representing 21% and 24% of Wireless revenue for such periods, respectively. The increase in Wireless sales and marketing expenses is primarily due to the creation of a product management department and the hiring of additional sales and marketing personnel to accommodate growth. Wireless research and development costs decreased from $139,000 in the first quarter of 2000 to $1,000 in the first quarter of 2001, representing 26% and 1% of Wireless revenue for such periods, respectively. Wireless research and development costs decreased because research and development efforts were focused on the ILEC unit in the first quarter of 2001.

DIRECT BUSINESS UNIT

   Direct revenue increased from $298,000 in the first quarter of 2000 to $1.1 million in the first quarter of 2001, representing 3% and 8% of total revenue for such periods, respectively. Direct revenue increased due to the transition of records in the State of Texas beginning in 2000. Direct costs increased 80%, from $946,000 in the first quarter of 2000 to $1.7 million in the first quarter of 2001. Costs increased due to the additional personnel and system infrastructure needed to implement the State of Texas contract and to manage records that have been transitioned. Direct sales and marketing expenses increased 23% from $314,000 in the first quarter of 2000 to $387,000 in the first quarter of 2001. The increase in sales and marketing costs is due to the hiring of additional sales personnel to support the State of Texas contract and the EWE (Early Warning & Evacuation) product. Direct research and development costs decreased 63%, from $185,000 in the first quarter of 2000 to $69,000 in the first quarter of 2001. Direct research and development costs decreased because research and development efforts were focused on the ILEC unit in the first quarter of 2001.

CORPORATE BUSINESS UNIT

   Corporate general and administrative expenses increased 73%, from $1.5 million in the first quarter of 2000 to $2.6 million in the first quarter of 2001, representing 17% and 20% of total revenue for such period, respectively. Corporate general and administrative expenses increased due to the addition of corporate legal personnel and outside legal fees to address legislative and regulatory issues, the hiring of additional human resources and finance staff to accommodate headcount growth in 2000, and corporate consulting costs. Corporate sales and marketing expenses increased 84%, from $457,000 in the first quarter of 2000 to $839,000 in the first quarter of 2001, representing 5% and 6% of total revenue for such periods, respectively. Corporate sales and marketing expenses increased due to the addition of marketing staff and increased investment in marketing campaigns. Corporate research and development increased from $98,000 in the first quarter of 2000 to $1.0 million, representing 1% and 8% of total revenue for such periods, respectively. These costs represent labor and associated travel and consulting costs related to the research and development of new product offerings. The increase is due to the increased focus on our 9-1-1 SafetyNet offering.

   Net other income decreased 67%, from $211,000 in the first quarter of 2000 to $69,000 in the first quarter of 2001, representing 2% and 1% of total revenue for such periods, respectively. Other income decreased due to less interest income earned from investments and the decrease in interest expense related to the repayment of certain capital leases.

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

LIQUIDITY AND CAPITAL RESOURCES

   Since our inception we have funded operations with cash provided by operations, supplemented by equity and debt financing and leases on capital equipment. As of March 31, 2001, we had $8.7 million in cash and cash equivalents and investments in marketable securities. We expect our operating cash flows to be negative during the first half of 2001 but we expect them to turn positive in the second half of 2001 as we begin generating revenue from our increased subscriber base as a result of our wireless deployment efforts.

   We repaid $628,000 and $479,000 of capital lease obligations during the three months ended March 31, 2001 and 2000, respectively. Additionally, we used $1.3 million and $609,000 in the three months ended March 31, 2001 and 2000, respectively, for the purchase of capital assets and software development. This significant increase was due to capital expenditures related to our 9-1-1 SafetyNet(SM) initiative as well as due to capital needs created by our significant increase in headcount during 2000. We anticipate that our level of spending for capital expenditures may be slightly less in 2001. We currently have no material commitments for capital expenditures; however, we may purchase additional systems in an effort to attain incremental operating efficiencies, especially in our ILEC and CLEC business units and to incur additional costs and expenses in connection with our acquisition of certain net assets of Lucent Public Safety Systems.

   We are in the process of renewing or replacing our $2.0 million line of credit with a bank, which is available to meet operating needs. The interest rate on amounts borrowed under the line of credit is equal to the bank's prime rate or the one, two or three month Libor rate plus 2.25% per annum. As of March 31, 2001, no borrowings were outstanding under the line of credit.

   We also have a $2.0 million capital lease line with a bank, which is available to meet capital acquisition needs that arise from normal business operations. The interest rate is equal to the bank's cost of funds at the time of each lease. Separate lease schedules are signed from time to time. Each lease schedule is collateralized by the assets that are being leased. Each lease has its own termination date, typically 36 months. As of March 31, 2001, the entire $2.0 million available under the capital lease line had been utilized.

    On May 2, 2001, we entered into an agreement to sell 632,111 shares of our common stock to an institutional investor in a private offering exempt from registration under the federal securities laws under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The sale closed on May 10, 2001. The common stock was purchased at a negotiated price per share of $7.91, reflecting the arithmetic average of the closing price of common stock on the Nasdaq National Market (Symbol: SCCX) for the twenty consecutive trading days prior to the offering date. As a finder's fee, we paid a fee equal to five percent of the total offering proceeds and will issue a warrant to purchase 31,605 shares equal to 5% of the shares issued to the institutional investor at an exercise price equal to the per share offering price of our common stock on the date of the offering. Other than the finder's fee, we did not pay any other compensation or fees in conjunction with this offering of common stock. In conjunction with this offering, we also entered into a registration rights agreement that will require us to register the shares issued for resale on behalf of the institutional investor.

    The net proceeds from this offering were $4,750,000. We plan to use the net proceeds for general corporate purposes, including:

     o    repaying obligations as they become due;

     o financing capital expenditures, including acceleration of our wireless deployments and development of our Coordinate Routing Database; and

     o    working capital.

Pending use of the net proceeds for any of these purposes, we may invest the net proceeds in short-term investment grade instruments, interest-bearing bank accounts, certificates of deposit, money market securities, U.S. government securities or mortgage-backed securities guaranteed by federal agencies.

    During the year ended December 31, 2000, we incurred research, development and marketing expenses of approximately $5.1 million on our 9-1-1 SafetyNet(SM) initiative. We may spend up to an additional $5 million in 2001. Our primary focus will be in our Wireless Business Unit. We plan to accelerate our wireless deployments and development of our Coordinate Routing Database ("CRDB"). We may continue the 9-1-1 SafetyNet(SM) initiative over the next several years as long as we find the customer demand meaningful enough to make the investment worthwhile.

    Although we believe that our current cash and investments, cash generated from operations, lease financing and our recent private equity financing will be sufficient to fund our anticipated working capital needs, research and development initiative and capital expenditures for our core operations, we may seek to raise additional capital to fund our 9-1-1 SafetyNet(SM) product initiative. We may also seek a new capital lease line or other sources of debt or equity financing or replace our bank line of credit to fund this initiative. In the event our plans or assumptions for our core operations change or prove to be inaccurate, or if we consummate any unplanned acquisitions of businesses or assets, we may be required to seek additional sources of capital, which may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

    On May 11, 2001, we acquired certain assets, and assumed certain liabilities, associated with the Call Handling and Database Product Lines of Lucent Public Safety Systems ("LPSS"), an internal venture of Lucent Technologies, Inc. ("Lucent"). We issued 2.25 million shares of common stock and incurred other direct costs and assumed other liabilities. We filed details of this transaction on our Form 8-K filed on May 14, 2001. The consideration SCC paid was determined through arm's length negotiation. There was no material relationship between Lucent and us prior to the acquisition. The results of operations for LPSS for the three months ended March 31, 2001, are not included in this report. We will amortize the acquired goodwill over a period of seven years using the straight-line method of amortization.

    We also committed to acquire approximately $4.8 million of Sequent computers not later than one year from the date of the agreement.

    In addition to the initial issuance of 2,250,000 shares of common stock, we agreed to issue, 24 months from the date of closing, up to $32.9 million of redeemable, non-voting, preferred stock ("Preferred Stock") to Lucent, subject to the attainment of specific total combined revenue ("Total Revenue") targets.

    The actual amount of the Preferred Stock is subject to a 24-month contingency period, which commences on June 1, 2001, whereby if Total Revenue meets or exceeds $258 million, then Lucent is entitled to the full issuance of $32.9 million in Preferred Stock. If Total Revenue is greater than $179 million, but less than $258 million, Lucent will be entitled to a pro rata issuance of Preferred Stock at a rate of $0.417 for each dollar of Total Revenue in excess of $179 million. If we sell the "Call Handling" product line to a third-party during the contingency period, then the minimum issuance threshold is reduced from $179 million to $161 million; the maximum issuance threshold is reduced to $210 million; and the pro rata issuance of Preferred Stock is raised from $0.417 for each dollar of Total Revenue in excess of $179 million to $0.67 for each dollar of Total Revenue in excess of $161 million.

    The redemption of the then issued Preferred Stock, if any, commences 30 days from initial issuance with 33% due, followed by an additional 33% due on June 1, 2004 and the remaining 34% due on June 1, 2005. Early redemption is available at our option and we must redeem shares of Preferred Stock with 25% of the gross proceeds of any underwritten public offering subsequent to issuance of the Preferred Stock.

    LPSS provides 9-1-1 supporting hardware and software technology, including its Palladium(TM) call center and data-management products. A number of telecommunications companies manage their 9-1-1 infrastructure with LPSS's hardware and software systems. In addition, LPSS products are used by public safety call centers across the nation to receive and respond to wireline and wireless E9-1-1 calls. As with other companies that sell hardware and software licenses and systems, revenues of LPSS are variable - a combination of monthly recurring revenues and one-time sales of very large systems. We intend to utilize the assets acquired from LPSS in the same manner that LPSS utilized the assets.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2001, we have not used derivative instruments or engaged in hedging activities.

INTEREST RATE RISK

    The interest payable on our line of credit is variable and is determined based on the lender's prime rate or the one, two, or three month Libor rate plus 2.25% per annum, and, therefore, is affected by changes in market interest rates. At March 31, 2001, no amounts were outstanding under our line of credit, however, we may borrow up to 80% of qualified accounts receivable, not to exceed $2,000,000. Rates on our capital lease line are also dependent on interest rates in effect at the time the lease line is drawn upon. In addition, we invest excess funds in high-grade treasury bonds and commercial paper on which we monitor interest rates frequently and as the investments mature. Based on amounts invested in treasury bonds and commercial paper at March 31, 2001, if the markets were to experience a decline in rates of 1%, we would have a resulting decline in future quarterly earnings, fair values and cash flows of approximately $7,500 per quarter.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

    We are not a party to any litigation that we believe could have a material adverse effect on us or our business.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES.

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5 - OTHER INFORMATION.

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         On March 14, 2001, we filed a Current Report on Form 8-K to disseminate a press release on our 2001 financial performance.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SCC Communications Corp.
                                                   (Registrant)

May 15, 2001                                  /s/ George K. Heinrichs
------------                                  -------------------------------
   Date                                       George K. Heinrichs, President
                                              and Chief Executive Officer
                                              (PRINCIPAL EXECUTIVE OFFICER)

May 15, 2001                                  /s/ Michael D. Dingman, Jr.
------------                                  -------------------------------
   Date                                       Michael D. Dingman, Jr.
                                              Chief Financial Officer
                                              (PRINCIPAL FINANCIAL AND
                                               ACCOUNTING OFFICER)