Form 10-Q
period 2001-06-30
INTRADO INC
filed 2001-08-14
CIK 924505

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO      .

                        COMMISSION FILE NUMBER: 000-29678


                                  INTRADO INC.
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

                            SCC Communications Corp.
--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of August 8, 2001, there were 14,493,142 shares of the Registrant's Common Stock outstanding.


================================================================================

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Part I Item 1. Financial Statements, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation and Item 3. Quantitative and Qualitative Disclosures About Market Risk. We intend the forward-looking statements throughout the Quarterly Report on Form 10-Q and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend", and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on numerous assumptions and developments that are not within our control. Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from our expectations due to a variety of factors, including the following:

     - our planned investments in research, development and marketing to expand our service offerings;
     -    the size, timing and duration of significant customer contracts;
     - our ability to integrate new customers and assets acquired in acquisitions, such as our May 2001 acquisition of Lucent Public Safety Systems;
     -    the number of subscriber records under our management;
     - the unpredictable rate of adoption of wireless services by public service answering points;
     - the introduction and market acceptance of our and our competitors' new products and services;
     - price competition from entities with substantially greater resources than us;
     - the amount of up-front expenditures required to meet our customers' demands and to expand our infrastructure, combined with the length of our sales cycle;
     -    sales channel constraints;
     - constraints on our sales and marketing efforts due to conflicts of interest and the fact that many of our customers compete with each other;
     - the success or failure of our Alliance Program, which we initiated in 1999 to partner with companies that provide support systems to competitive local exchange carriers that are complementary with our 9-1-1 support systems, such as billing and customer care services;
     - technical difficulties and network downtime, including that caused by unauthorized access to our systems; and
     -    new developments in telecommunications legislation and regulations.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our Annual Report on Form 10-K under the caption "Item 1. Business - Risk Factors", our other Securities and Exchange Commission filings, and our press releases.

                                      INDEX

                         PART 1 - FINANCIAL INFORMATION

 Item 1 - Financial Statements
    Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and December 31, 2000         1
    Consolidated Statements of Operations for the three months ended June 30, 2001 and
      2000 and the six months ended June 30, 2001 and 2000 (Unaudited)..................      2
    Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and
      2000 (Unaudited)..................................................................      3
    Notes to Consolidated Financial Statements (Unaudited)..............................      4
  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
    Operations..........................................................................     10
  Item 3 - Quantitative and Qualitative Disclosures About Market Risk...................     19

                                PART II - OTHER INFORMATION

 Item 2 - Changes in Securities and Use of Proceeds.....................................     20
 Item 4 - Submission of Matters to a Vote of Security Holders...........................     20
 Item 6 - Exhibits and Reports on Form 8-K..............................................     20
 Signatures.............................................................................     21

                                  INTRADO INC.

                                  CONSOLIDATED
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              JUNE 30,  DECEMBER 31,
                                                                2001       2000
                                                              --------  ------------
                                                             (UNAUDITED)

                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of
   $750 and $0, respectively ..............................   $  7,235    $  5,036
  Short-term investments in marketable securities .........      1,997       6,939
  Accounts receivable, net of allowance for doubtful
    accounts of approximately $337 and $184, respectively..      8,441       7,166
  Unbilled revenue ........................................      2,786         574
  Inventory ...............................................      4,149          --
  Prepaids and other ......................................      1,064         892
  Deferred acquisition costs ..............................         --       1,054
  Deferred income taxes ...................................        869         869
                                                              --------    --------
          Total current assets ............................     26,541      22,530
                                                              --------    --------
PROPERTY AND EQUIPMENT, at cost:
  Computer hardware and equipment .........................     32,534      30,259
  Furniture and fixtures ..................................      2,022       1,987
  Leasehold improvements ..................................      1,070       1,049
                                                              --------    --------
                                                                35,626      33,295
  Less--Accumulated depreciation .........................     (23,291)    (20,820)
                                                              --------    --------
          Total property and equipment, net ...............     12,335      12,475
                                                              --------    --------
GOODWILL AND OTHER INTANGIBLES, net of accumulated
  amortization of $588 and $0, respectively ...............     24,430          --
OTHER ASSETS ..............................................        107         107
DEFERRED INCOME TAXES .....................................      3,206       3,206
DEFERRED CONTRACT COSTS ...................................      5,043       5,363
SOFTWARE DEVELOPMENT COSTS, net of accumulated
     Amortization of $1,040 and $864, respectively ........        957         988
                                                              --------    --------
         Total assets .....................................   $ 72,619    $ 44,669
                                                              ========    ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ........................................   $  2,254    $  1,226
  Payroll-related accruals ................................      1,870       1,144
  Other accrued liabilities ...............................      4,260       2,688
  Property and other taxes ................................      1,032       1,026
  Current portion of capital lease obligations ............      1,621       2,107
  Payable to Lucent .......................................      4,200        --
  Deferred contract revenue-current portion ...............        503         200
                                                              --------    --------
          Total current liabilities .......................     15,740       8,391
CAPITAL LEASE OBLIGATIONS, net of current portion .........        817       1,511
DEFERRED CONTRACT REVENUE-non-current portion .............      9,359      10,070
                                                              --------    --------
          Total liabilities ...............................     25,916      19,972
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 15,000,000 shares
   authorized; none issued or outstanding .................         --          --
  Common stock, $.001 par value; 30,000,000 shares
   authorized; 14,490,813 and 11,488,040 shares issued
   and outstanding, respectively ..........................         15          11
  Additional paid-in capital ..............................     72,147      44,814
  Common stock warrants ...................................        538         373
  Stock subscriptions receivable ..........................         --         (33)
  Treasury stock, 4,738 and 0 shares, respectively, at cost        (39)         --
  Accumulated deficit .....................................    (25,958)    (20,468)
                                                              --------    --------
          Total stockholders' equity ......................     46,703      24,697
                                                              --------    --------
          Total liabilities and stockholders' equity ......   $ 72,619    $ 44,669
                                                              ========    ========

The accompanying notes to financial statements are an integral part of these balance sheets.

                                  INTRADO INC.

                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------       -------------------------
                                                                 2001            2000             2001            2000
                                                                 ----            ----             ----            ----
TOTAL REVENUE ...........................................   $     18,318    $     10,249    $     31,507    $     19,282

COSTS AND EXPENSES:
  Direct costs ..........................................         12,679           6,986          22,544          13,271
  Sales and marketing ...................................          3,382           2,105           6,114           3,648
  General and administrative ............................          3,759           1,956           6,369           3,308
  Research and development ..............................            823           1,177           2,049           1,806
                                                            ------------    ------------    ------------    ------------
         Total costs and expenses .......................         20,643          12,224          37,076          22,033
                                                            ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS ....................................         (2,325)         (1,975)         (5,569)         (2,751)
OTHER INCOME (EXPENSE):
  Interest and other income .............................            128             315             285             618
  Interest and other expense ............................           (118)           (100)           (206)           (192)
                                                            ------------    ------------    ------------    ------------
NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE ............................................         (2,315)         (1,760)         (5,490)         (2,325)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net
   of tax of $0 .........................................           --              --              --            (3,082)
                                                            ------------    ------------    ------------    ------------
NET LOSS ................................................   $     (2,315)   $     (1,760)   $     (5,490)   $     (5,407)
                                                            ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER SHARE:
  Loss per share before cumulative effect of change in
    accounting principle ................................   $      (0.18)   $      (0.16)   $      (0.45)   $      (0.21)
  Cumulative effect of change in accounting principle ...           --              --              --             (0.27)
                                                            ------------    ------------    ------------    ------------
  Net loss per share ....................................   $      (0.18)   $      (0.16)   $      (0.45)   $      (0.48)
                                                            ============    ============    ============    ============

SHARES USED IN COMPUTING NET LOSS PER SHARE:
  Basic and diluted .....................................     13,075,444      11,202,361      12,313,121      11,176,482
                                                            ============    ============    ============    ============

The accompanying notes to financial statements are an integral part of these statements.

                                  INTRADO INC.

                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              SIX MONTHS
                                                                            ENDED JUNE 30,
                                                                          ------------------
                                                                          2001          2000
                                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................   $ (5,490)   $ (5,407)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities--
   Amortization and depreciation ....................................      3,630       2,562
   Cumulative effect of change in accounting principle ..............       --         3,082
   Accretion of and interest accrued on investments .................        (58)       (151)
   Loss on disposal of assets .......................................         15           6
   Provision for doubtful accounts ..................................        225        --
  Change in--
    Accounts receivable .............................................     (1,500)     (1,999)
    Unbilled revenue ................................................     (2,212)       (593)
    Prepaids and other ..............................................       (172)     (1,017)
    Deferred costs ..................................................     (1,270)       (431)
    Accounts payable and accrued liabilities ........................      2,358         977
    Deferred contract revenue .......................................       (408)      1,280
                                                                        --------    --------
        Net cash used in operating activities .......................     (4,882)     (1,691)
                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment .............................     (1,808)     (1,875)
  Purchase of investments in marketable securities ..................       --        (5,894)
  Sale of investments in marketable securities ......................      5,000      10,250
  Software development costs ........................................       (132)       (220)
                                                                        --------    --------
        Net cash provided by investing activities ...................      3,060       2,261
                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations ...................     (1,180)     (1,021)
  Proceeds from equipment financing .................................       --         1,119
  Proceeds from private placement ...................................      5,000        --
  Costs from private placement ......................................       (253)       --
  Proceeds from exercise of stock options ...........................        290         350
  Proceeds received from employee stock purchase plan ...............        164          72
                                                                        --------    --------
        Net cash provided by financing activities ...................      4,021         520
                                                                        --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................      2,199       1,090
CASH AND CASH EQUIVALENTS, beginning of period ......................      5,036       8,354
                                                                        --------    --------
CASH AND CASH EQUIVALENTS, end of period ............................   $  7,235    $  9,444
                                                                        ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest ..........................   $    114    $    149
                                                                        ========    ========
  Cash paid during the period for taxes .............................   $    270    $    160
                                                                        ========    ========

The accompanying notes to financial statements are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position, results of operations and cash flows of Intrado Inc. (the "Company") for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RECLASSIFICATIONS

    Certain prior year amounts have been re-classified to conform with the current year's presentation.

REVENUE RECOGNITION

    The Company generates revenue from four of its segments, or "business units": ILEC, CLEC, Wireless and Direct. The revenue from these business units is derived from monthly data management services, maintenance, systems and new products, and professional services.

    The monthly data management services include revenue from up-front non-recurring engineering fees ("NREs") and monthly service fees. The NRE service consists primarily of the clean up of the customer's 9-1-1 data records, engineering services to enable the customer's legacy system to interface with Intrado's platform, building the network that will route the calls, public safety boundary mapping, customer training and testing. The charges for these services are nonrefundable if the contract is cancelled after the services are performed. After the initial NRE, customers often buy components of these services, such as additional software engineering to modify the system functionality or network services to make their network more effective and enhance their solution ("Enhancement Services"). The fees received for NRE services and Enhancement Services are deferred and recognized as revenue ratably over the remaining contractual term of the arrangement.

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

    Maintenance contracts are sold to customers that purchase database and call handling systems. These contracts designate a specified amount that is to be paid in advance that relates to the support and maintenance services. The fees received for maintenance are deferred and recognized as revenue ratably over the contractual term of the arrangement.

    Systems and new products revenue represents revenue recognized from the sales of new database and call handling systems as well as enhancements sold to existing customers. Software license revenue and related hardware sales are recognized upon execution of a contract and completion of delivery obligations, provided that no uncertainties exist regarding customer acceptance and that collection of the related receivable is reasonably assured.

    Professional services revenue is generated by providing consulting services to CLECs and is recognized in the period in which the services are rendered.

NOTE 2 - NAME CHANGE

    On June 4, 2001, the Company changed its name from SCC Communications Corp. to Intrado Inc. The Company's common stock trades on the Nasdaq National Market under the symbol "TRDO".

NOTE 3 - ACQUISITION

    On May 11, 2001, the Company acquired certain assets, and assumed certain liabilities, associated with the call handling and database divisions of Lucent Public Safety Systems ("LPSS"), an internal venture of Lucent Technologies Inc. ("Lucent"). The Company filed details of this transaction in a Current Report on its Form 8-K (filed on May 14, 2001) and in another Current Report on Form 8-K (filed on July 26, 2001). The results of operations for LPSS prior to May 11, 2001 are not included in this report on Form 10-Q.

    The Company uses the assets acquired from LPSS to provide 9-1-1 supporting hardware and software technology, including the Palladium(TM) call center and data-management systems. A number of telecommunications companies manage their 9-1-1 infrastructure with our newly acquired hardware and software systems. In addition, the systems are used by public safety call centers across the nation to receive and respond to wireline and wireless E9-1-1 calls. As with other companies that sell hardware and software licenses and systems, revenues are variable and include a combination of monthly recurring revenues and one-time sales of very large systems. The Company is utilizing the assets acquired from LPSS in the same manner that LPSS utilized the assets.

    As part of the acquisition, the Company issued 2,250,000 shares of its common stock to Lucent, issued an obligation to pay approximately $4.8 million in cash to Lucent for inventory either as the inventory is sold or at a specified future date, and agreed to issue, 24 months from the date of closing, up to $32.9 million of mandatorily redeemable, non-voting, preferred stock ("Preferred Stock") to Lucent, subject to the attainment of specific total combined revenue ("Total Revenue") targets. No dividends will be paid on the Preferred Stock.

    The obligation of approximately $4.8 million is payable in four equal installments beginning in August 2002 and ending in May 2003 and therefore, was discounted and recorded at $4.1 million (as of the date of the acquisiton). If the inventory is sold prior to May 2002, that portion of the obligation would be due and payable immediately.

    The actual amount of the Preferred Stock is subject to a 24-month contingency period, which commences on June 1, 2001, whereby if Total Revenue meets or exceeds $258 million for that period, then Lucent is entitled to the full issuance of $32.9 million in Preferred Stock. If Total Revenue is greater than $179 million, but less than $258 million, Lucent will be entitled to a pro rata issuance of Preferred Stock at a rate of $0.417 for each dollar of Total Revenue in excess of $179 million. If the Company sells the call handling division to a third-party during the contingency period, then the minimum issuance threshold is reduced from $179 million to $161 million; the maximum issuance threshold is reduced to $210 million; and the pro rata issuance of Preferred Stock is raised from $0.417 for each dollar of Total Revenue in excess of $179 million to $0.67 for each dollar of Total Revenue in excess of $161 million. This commitment will not be recorded until the targets are met, if at all, and will be treated as an increase in the purchase price by increasing goodwill. The Preferred Stock will be recorded at its face value over the redemption period. The accretion will be treated as a dividend, reducing the income available to common stockholders.

    The mandatory redemption of the then issued Preferred Stock, if any, commences 30 days from initial issuance with 33% due, followed by an additional 33% due on June 1, 2004 and the remaining 34% due on June 1, 2005. Early redemption is available at the option of the Company. The Company must redeem shares of Preferred Stock with 25% of the gross proceeds of any underwritten public offering.

    Exclusive of future contingent consideration, the recorded purchase price of the gross assets acquired in this transaction was approximately $30.1 million. The purchase price is comprised of 2,250,000 shares of common stock valued at $9.91 per share, issuance of a commitment to purchase inventory from Lucent with a fair value of approximately $4.1 million, approximately $0.9 million of liabilities recognized in connection with the acquisition, acquisition fees of approximately $1.5 million paid to investment bankers and other transaction costs of approximately $1.2 million. The approximately $25.0 million excess of the purchase price over the estimated fair value of net tangible assets acquired was allocated to the following identifiable intangible assets with the following amortization lives:

                                                             Accumulated
                                              Original      Amortization as     Net Balance as      Amortization
                                           Allocated Cost   of June 30, 2001   of June 30, 2001         Life
                                          ---------------- ------------------- ------------------ -----------------
    Workforce                                $1,689,000           $72,000       $1,617,000           3 Years
    Customer contracts assumed                3,507,000           151,000        3,356,000           3 Years
    Intellectual Property                     8,251,000           152,000        8,099,000           7 Years
    Goodwill                                 11,571,000           213,000       11,358,000           7 Years
                                             ----------           -------      ----------
     Total goodwill and other intangibles   $25,018,000          $588,000      $24,430,000
                                             ===========         ========       ===========

    The allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates and certain assumptions that the Company believes are reasonable under the circumstances. The Company will amortize the goodwill and other intangibles using the straight-line method of amortization over the lives stated above.

NOTE 4 - PRIVATE PLACEMENT

    On May 2, 2001, the Company entered into an agreement to sell 632,111 shares of its common stock to an institutional investor in a private offering exempt from registration under the federal securities laws under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The sale closed on May 10, 2001. The common stock was purchased at a negotiated price per share of $7.91, reflecting the arithmetic average of the closing price of the Company's common stock on the Nasdaq National Market for the twenty consecutive trading days prior to the offering date. The Company paid a finder's fee of $250,000 to the broker and issued a warrant to the broker to purchase 31,605 shares with an exercise price of $7.91 per share and an expiration date of May 2006. Other than the finder's fee, the Company did not pay any other compensation or fees in conjunction with this offering of common stock. Pursuant to this offering, the Company registered the shares held by the institutional investor and the finder in July 2001.

    Management estimated the fair value of the warrant to be $168,000 using the Black-Scholes option pricing model. The Company recorded a value of $165,000, which was calculated using the relative fair value allocation of the proceeds received between the stock and warrants issued. The issuance of the warrants and fees paid were treated as costs associated with raising capital.

    The Company computed the fair value of the warrant using the following assumptions:

                                                 2001
                                              ----------
Risk-free interest rate.............            5.00%
Expected dividend yield.............            0.00%
Expected lives outstanding..........          5 years
Expected volatility.................           94.00%

    The net proceeds from this offering were $4,750,000. The Company plans to use the net proceeds for general corporate purposes, including:

     -    repaying its obligations as they become due;
     - financing capital expenditures, including acceleration of the Company's wireless deployments and development of the Company's coordinate routing database; and
     -    working capital.

Pending use of the net proceeds for any of these purposes, the Company may invest the net proceeds in short-term investment grade instruments, interest-bearing bank accounts, certificates of deposit, money market securities, U.S. government securities or mortgage-backed securities guaranteed by federal agencies.

NOTE 5 - ADOPTION OF SAB 101

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company concluded that its then current revenue recognition policies had to change to be in accordance with SAB 101. Specifically, the guidance provided by SAB 101 required the Company to defer the up-front non-recurring engineering ("NRE") fee, certain enhancement fees and related incremental costs and recognize them over the life of each contract. Prior to the adoption of SAB 101, the Company recognized revenue from the NRE Services and Enhancement Services on the percentage of completion method over the period in which the services were performed.

    The Company adopted SAB 101 during the quarter ended December 31, 2000. The adoption of SAB 101 required the Company to reflect a cumulative effect of change in accounting principles of $3.1 million as if SAB 101 had been implemented on January 1, 2000 and to restate all of the previously reported 2000 quarterly results.

    The cumulative effect of change in accounting principle reflects the amount of income from operations that had been recognized under the Company's previously existing revenue recognition methods that would have been deferred as of December 31, 1999 had the Company been under the guidelines of SAB 101.

    The restatement of the previously reported 2000 quarterly results reflects the net difference of fees received and incremental costs incurred in prior periods that were retroactively deferred and recognized in the periods ended June 30, 2000, and the fees received and incremental costs incurred during those periods that were deferred into future periods. The table below illustrates the restatement of previously filed unaudited information for the three and six months ended June 30, 2000.

                                              For the Three Months Ended         For the Six Months Ended
                                                    June 30, 2000                     June 30, 2000
                                          -------------------------------- ----------------------------------
                                               AS       SAB 101                AS         SAB 101
                                              ---      --------                ---        -------
(amounts in thousands)                      REPORTED  ADJUSTMENT  RESTATED   REPORTED   ADJUSTMENT   RESTATED
                                            --------  ----------  --------   --------   ----------   --------
Revenue ...............................   $ 10,556    $   (307)   $ 10,249    $ 19,881    $   (599)   $ 19,282
Direct Costs ..........................   $  7,275    $   (289)   $  6,986    $ 13,702    $   (431)   $ 13,271
Net loss before cumulative effect of
  change in accounting principle ......   $ (1,742)   $    (18)   $ (1,760)   $ (2,157)   $   (168)   $ (2,325)
Cumulative effect of change in
  accounting principle ................   $     --    $     --    $     --    $     --    $ (3,082)   $ (3,082)
Net loss ..............................   $ (1,742)   $    (18)   $ (1,760)   $ (2,157)   $ (3,250)   $ (5,407)
Net loss per share (basic and .........   $  (0.16)   $  (0.00)   $  (0.16)   $  (0.20)   $  (0.29)   $  (0.49)
  diluted)

NOTE 6 - EARNINGS PER SHARE

    The Company presents basic and diluted earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), which establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings (loss) per share is determined by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted income (loss) per share includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The as-if-converted method is used for convertible securities. Potentially dilutive common stock options that were excluded from the calculation of diluted income per share because their effect is antidilutive totaled 1,231,228 and 861,213 for the three months ended June 30, 2001 and 2000, respectively, and 1,130,702 and 824,380 for the six months ended June 30, 2001 and 2000, respectively.

NOTE 7 - REPORTABLE SEGMENTS

     The Company has five reportable business units: Incumbent Local Exchange Carrier ("ILEC"), Competitive Local Exchange Carrier ("CLEC"), Wireless, Direct, and Corporate. The Company measures its reportable business units based on revenue and costs directly related to each business unit. Substantially all of the Company's customers are in the United States. The Company's business units are segmented based on the type of customer each business unit serves. The ILEC, CLEC and Wireless business units address ILEC, CLEC and wireless carriers, respectively. The ILEC business unit includes the database division acquired as a result of the LPSS acquisition. The Direct business unit addresses sales, either directly or indirectly, to state and local government entities and includes the call handling division acquired as a result of the LPSS acquisition. The Corporate business unit captures costs that are not directly related to a specific business unit. These segments are managed separately because the nature of and resources used for each segment is unique.

     The Company does not segregate assets between the segments, as it is impractical to do so.

For the Three Months Ending June 30:
--------------------------------------------------------------------------------
(dollars in
thousands)

                          ILEC              CLEC             WIRELESS             DIRECT         CORPORATE              TOTAL
                    ---------------------------------------------------------------------------------------------------------------
                     2001     2000     2001     2000      2001     2000       2001      2000     2001     2000      2001      2000
                    ------   ------   ------   ------    ------   ------     ------    ------   ------   ------    ------    ------
REVENUE:
Data Management    $ 7,384  $ 6,543  $ 2,966 $ 1,398  $ 2,653  $    382    $ 1,079  $    607     $  --    $   --   $14,082  $ 8,930
Maintenance          1,434       --       --      --       --        --        169        --        --        --     1,603       --
Systems and New
 Products            1,662      600       --     224       --       407        533        88        --        --     2,195    1,319
Professional
 Services               --       --      438      --       --        --         --        --        --        --       438       --
                   -------- -------- -------- -------- --------  --------  --------  --------  --------  --------  --------  ------
 Total              10,480    7,143    3,404   1,622    2,653       789      1,781       695        --        --    18,318   10,249

Direct costs         6,267    3,979    1,451     535    2,725       898      2,236     1,574        --        --    12,679    6,986
Sales and
 marketing             779      400      527     184      548       191        384       369     1,144       961     3,382    2,105
General and
 administrative         --       --       --      --       --        --         --        --     3,759     1,956     3,759    1,956
Research and
 development           (27)      43       13      77       --       225         13       208       824       624       823    1,177
                   -------- -------- -------- -------- --------  --------  --------  --------  --------  --------  --------  ------
    Total            7,019    4,422    1,991     796    3,273     1,314      2,633     2,151     5,727     3,541    20,643   12,224

Operating income
 (loss)              3,461    2,721    1,413     826     (620)     (525)      (852)   (1,456)   (5,727)   (3,541)   (2,325)  (1,975)

Other income, net       --       --       --      --       --        --         --        --        10       215        10      215
                   -------- -------- -------- -------- --------  --------  --------  --------  --------  --------  --------  ------

Net income (loss)  $ 3,461  $ 2,721 $  1,413  $  826 ($   620)  ($  525)   ($  852) ($ 1,456) ($ 5,717) ($ 3,326)  ($2,315) ($1,760)
                   ======== ======== ======== ======== ========  ========  ========  ========  ========  ========  ========  ======

-------------------------------------------------------------------------------

For the Six Months Ending June 30:
-------------------------------------------------------------------------------
(dollars in
thousands)

                          ILEC                CLEC             WIRELESS
                    -----------------------------------------------------------
                     2001      2000      2001     2000      2001      2000
                    ------    ------    ------   ------    ------    ------
REVENUE:
Data Management    $ 14,636   $13,140  $  5,442   $ 2,335   $ 4,441   $  616
Maintenance           1,434        --        11        --        --       --
Systems and New
 Product              1,662       841        --       658        --      699
Professional
 Services                --        --     1,041        --        --       --
                   --------   -------  --------   -------   -------  -------
 Total               17,732    13,981     6,494     2,993     4,441    1,315

Direct costs         10,658     7,957     2,822     1,008     5,131    1,786
Sales and
 marketing            1,435       751       949       306       976      299
General and
 administrative          --        --        --        --        --       --
Research and
 development            162       164        30       163         1      364
                   --------   -------  --------   -------   -------  -------
    Total            12,255     8,872     3,801     1,477     6,108    2,449

Operating income
 (loss)               5,477     5,109     2,693     1,516    (1,667)  (1,134)

Other income, net        --        --        --        --        --       --
                   --------   -------  --------   -------   -------  -------
Income (loss) before
 cumulative effect
 of change in
 accounting
 principle            5,477     5,109     2,693     1,516    (1,667)  (1,134)

Cumulative effect of
 change in
 accounting
 principle               --    (1,663)       --      (413)       --     (887)
                   --------   -------  --------   -------   -------  -------
Net income (loss)  $  5,477   $ 3,446  $  2,693   $ 1,103   ($1,667) ($2,021)
                   ========   =======  ========   =======   =======  =======

                           DIRECT             CORPORATE              TOTAL
                    -----------------------------------------------------------
                       2001      2000      2001       2000      2001     2000
                      ------    ------    ------     ------    ------   ------
REVENUE:
Data Management      $  2,138   $   866     $  --     $   --   $26,657  $16,957
Maintenance               169        --        --         --     1,614       --
Systems and New
 Product                  533       127        --         --     2,195    2,325
Professional
 Services                  --        --        --         --     1,041       --
                      -------    ------   -------    -------   -------   ------
 Total                  2,840       993        --         --    31,507   19,282

Direct costs            3,933     2,520        --         --    22,544   13,271
Sales and
 marketing                771       683     1,983      1,609     6,114    3,648
General and
 administrative            --        --     6,369      3,308     6,369    3,308
Research and
 development               82       393     1,774        722     2,049    1,806
                      -------    ------   -------    -------   -------   ------
    Total               4,786     3,596    10,126      5,639    37,076   22,033

Operating income
 (loss)                (1,946)   (2,603)  (10,126)    (5,639)   (5,569)  (2,751)

Other income, net          --        --        79        426        79      426
                      -------    ------   -------    -------   -------   ------
Income (loss) before
 cumulative effect
 of change in
 accounting
 principle             (1,946)   (2,603)  (10,047)    (5,213)   (5,490)  (2,325)

Cumulative effect of
 change in
 accounting
 principle                 --      (119)     --           --        --   (3,082)
                      -------    ------   -------    -------   -------   ------
Net income (loss)    ($ 1,946)  ($2,722) ($10,047)  ($ 5,213) ($ 5,490) ($5,407)
                      =======    ======   =======    =======   =======   ======

NOTE 8 - Stock Subscriptions Receivable

    In September 1997, in connection with the sale of the Company's Premise Products Division, several former employees of the Company signed full recourse promissory notes to the Company to exercise their vested stock options. The notes accrue interest at 6.07% per annum although no accrual had been recorded as of December 31,

2000. In April 2001, the remaining note was paid by returning 4,738 shares of common stock to the Company. The market value of the stock on that date was approximately $39,000, which covered the note receivable as well as accrued interest. These shares are reflected as treasury stock.

NOTE 9 - RELATED PARTY TRANSACTIONS

    As part of the LPSS acquisition, the Company now provides subcontracted maintenance services to Lucent on database and call handling contracts that were not assigned directly to the Company. Approximately $2.5 million of unbilled revenue at June 30, 2001, represents services provided to Lucent that have not yet been invoiced. The note payable to Lucent of approximately $4.2 million at June 30, 2001, represents the obligation incurred to pay for the fair value of the inventory as part of the acquisition, including interest.

NOTE 10 - Recently Issued Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001 and establish a new accounting standard for goodwill acquired in a business combination. SFAS Nos. 141 and 142 continue to require recognition of goodwill as an asset, but do not permit amortization of goodwill as previously required by APB Opinion No. 17 "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill will not be amortized. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The potential prospective impact of these pronouncements on the Company's financial statements may significantly affect the results of future periodic tests for impairment. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

NOTE 11 - SUBSEQUENT EVENTS

    On July 31, 2001, the Company entered into an agreement to establish a revolving line of credit that is available to meet operating needs. Borrowing availability is not to exceed $15 million and is further limited to 85% of the Company's eligible accounts receivable, as defined. The interest rate on amounts borrowed under the line of credit is equal to the prime rate plus 2.00% per annum. The line of credit matures on July 31, 2004 and is collateralized by certain assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are the leading provider of 9-1-1 data management products and services to ILECs, CLECs and wireless carriers in the United States. We manage the data that enables a 9-1-1 call to be routed to the appropriate public safety agency with accurate and timely information about the caller's identification and location. We were incorporated in July 1979 in the State of Colorado under the name Systems Concepts of Colorado, Inc. and were reincorporated in September 1993 in the State of Delaware under the name SCC Communications Corp. In June 2001, we changed our name to Intrado Inc.

    Prior to 1995, substantially all of our revenue was derived from the sale of software licenses and related implementation services to ILECs and public safety agencies. During 1994, we began investing in infrastructure to provide our 9-1-1 operations support system ("OSS") solution to telephone operating companies seeking to outsource operations. We signed our first 9-1-1 data management services contract in August 1994 and continue to add to the number of records under management. We began to recognize revenue from wireless carriers in the third quarter of 1997, and continue to increase the number of live wireless subscribers managed. In addition, we signed a contract with the General Services Commission of the State of Texas in November 1998, representing the first time that a state agency has endeavored to centralize 9-1-1 OSS and data management services with a neutral third party. On May 11, 2001, we acquired certain assets, and assumed certain liabilities, associated with the call handling and database divisions of Lucent Public Safety Systems ("LPSS"), an internal venture of Lucent Technologies Inc. ("Lucent").

    With the addition of LPSS, we now provide 9-1-1 supporting hardware and software technology, including the Palladium(TM) call center and data-management systems. A number of telecommunications companies manage their 9-1-1 infrastructure with these hardware and software systems. In addition, these systems are used by public safety call centers across the nation to receive and respond to wireline and wireless E9-1-1 calls.

    We generate revenue from four of our segments, or "business units": ILEC, CLEC, Wireless and Direct. The revenue from these business units is derived from monthly data management services, maintenance, systems and new products, and professional services.

    The monthly data management services includes revenue from up-front non-recurring engineering fees ("NREs") and monthly service fees. The NRE service consists primarily of the clean up of the customer's 9-1-1 data records, engineering services to enable the customer's legacy system to interface with Intrado's platform, building the network that will route the calls, public safety boundary mapping, customer training and testing. The charges for these services are nonrefundable if the contract is cancelled after the services are performed. After the initial NRE, customers often buy components of these services, such as additional software engineering to modify the system functionality or network services to make their network more effective and enhance their solution ("Enhancement Services"). The fees received for NRE services and Enhancement Services are deferred and recognized as revenue ratably over the remaining contractual term of the arrangement.

    Under outsourcing solution contracts, we receive a monthly service fee for providing ongoing data management services that are required to keep the records current for all subscribers, maintain and monitor the network and support and maintain the software and systems required to provide the services. The fees received for these monthly services are recognized as revenue in the period in which the services are rendered.

    Maintenance contracts are sold to customers that purchase database and call handling systems. These contracts designate a specified amount that is to be paid over future periods that relates to the support and maintenance services. The fees received for maintenance are deferred and recognized as revenue ratably over the contractual term of the arrangement.

    Systems and new products revenue represents revenue recognized from the sales of new database and call handling systems as well as enhancements sold to existing customers. Software license revenue and related hardware sales are recognized upon execution of a contract and completion of delivery obligations, provided that no uncertainties exist regarding customer acceptance and that collection of the related receivable is reasonably assured.

    Professional services revenue is generated by providing consulting services to CLECs and is recognized in the period in which the services are rendered.

    Our revenue breaks down as a percent of total revenue as follows:

                                  Three Months Ended June 30,                 Six Months Ended June 30,
                          ------------------------------------------- -----------------------------------------
                              Revenue                Percent            Revenue                 Percent
                           2001     2000         2001       2000     2001      2000        2001        2000
                           ----     ----         ----       ----     ----      ----        ----        ----
ILEC Business Unit       $10,480   $ 7,143         57%        70%   $17,732   $13,981         56%        73%
CLEC Business Unit         3,404     1,622         19         16      6,494     2,993         21         15
Wireless Business Unit     2,653       789         14          8      4,441     1,315         14          7
Direct Business Unit       1,781       695         10          6      2,840       993          9          5
                         -------   -------     -------    -------   -------   -------     -------    -------
                         $18,318   $10,249        100%       100%   $31,507   $19,282        100%       100%

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

     During the six months ended June 30, 2001 and 2000, we recognized approximately 44% and 69%, respectively, of total revenue from Ameritech, BellSouth Inc. and Qwest, each of which accounted for greater than 10% of our total revenue in such periods.

    Historically, substantially all of our revenue has been generated from sales to customers in the United States. However, we have generated revenue in Canada and intend to enter additional international markets, which may require significant management attention and financial resources. International sales are subject to a variety of risks.

    As of December 31, 2000, we had net operating loss carryforwards of approximately $16.9 million available to offset future net income for U.S. federal income tax purposes. Future taxable income may not be sufficient to realize additional deferred tax assets that may be created by the projected net operating losses. Consequently, we have provided a valuation allowance to fully offset our net deferred tax assets.

    Our quarterly and annual operating results have varied significantly in the past. The variation in operating results may continue and may intensify. We believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating results may continue to fluctuate as a result of many factors, including the length of the sales cycles for new or existing customers, the size, timing or duration of significant customer contracts, our ability to integrate new customers and assets acquired in acquisitions, rate of adoption of wireless services by public safety answering points ("PSAPs"), efforts expended to accelerate the introduction of certain new products, our ability to hire, train and retain qualified personnel, increased competition, changes in operating expenses, changes in our strategy, the financial performance of our customers, changes in telecommunications legislation and regulations that may affect the competitive environment for our services, and general economic factors.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

TOTAL COMPANY

   Total revenue increased 79%, from $10.2 million in the second quarter of 2000 to $18.3 million in the second quarter of 2001. Included in this increase is revenue related to the LPSS acquisition of approximately $2.9 million during the period from May 12, 2001 through June 30, 2001. Total direct costs increased 81%, from $7 million in the second quarter of 2000 to $12.7 million in the second quarter of 2001, representing 69% of total revenue for both periods. Included in this increase are direct costs related to the LPSS acquisition of approximately $1.9 million during the period from May 12, 2001 through June 30, 2001.

ILEC BUSINESS UNIT

   ILEC revenue increased 48%, from $7.1 million in the second quarter of 2000 to $10.5 million in the second quarter of 2001. ILEC revenue increased due to an increase in the number of records under management, recurring systems and new product and maintenance revenue related to the database division acquired as part of the LPSS acquisition. Included in this increase is revenue related to LPSS's database systems representing approximately $2.7 million during the period from May 12, 2001 through June 30, 2001. ILEC subscribers under management grew 3% from 84.4 million subscribers as of June 30, 2000, to 87.3 million as of June 30, 2001.

   ILEC direct costs increased 58%, from $4.0 million in the second quarter of 2000 to $6.3 million in the second quarter of 2001, representing 56% and 60% of ILEC revenue for such periods, respectively. Costs increased due to the addition of staff as a result of the LPSS acquisition as well as an increase in the amount of ILEC work performed by our software development group on ILEC enhancements during the second quarter of 2001. Included in this increase are direct costs related to LPSS's database division representing approximately $1.0 million during the period from May 12, 2001 through June 30, 2001.

   ILEC sales and marketing expenses increased 100% from $400,000 in the second quarter of 2000, to $799,000 in the second quarter of 2001, representing 6% and 8% of ILEC revenue for each period, respectively. ILEC sales and marketing expenses increased as a result of additional headcount acquired as part of the LPSS acquisition as well as in other ILEC sales and marketing departments to accommodate growth. Included in this increase are sales and marketing costs related to LPSS's database division representing approximately $43,000 during the period from May 12, 2001 through June 30, 2001.

CLEC BUSINESS UNIT

   CLEC revenue increased 113%, from $1.6 million in the second quarter of 2000 to $3.4 million in the second quarter of 2001. CLEC revenue increased due to an increase in the number of records under management for new and existing customers and additional services recognized on new customers. We now have 41 CLEC contracts, representing 7.1 million subscribers.

   CLEC direct costs increased 180%, from $535,000 in the second quarter of 2000 to $1.5 million in the second quarter of 2001, representing 33% and 44% of CLEC revenue for such periods, respectively. The increase in CLEC direct costs is due to the hiring of additional CLEC operations staff to assist with the continued growth in records under management.

   CLEC sales and marketing expenses increased 186%, from $184,000 in the second quarter of 2000 to $527,000 in the second quarter of 2001, representing 12% and 16% of CLEC revenue for such periods, respectively. The increase in CLEC sales and marketing expenses is due to the hiring of additional sales and marketing personnel to accommodate growth and increased direct marketing campaign costs as well as write offs for uncollectible accounts receivable.

   CLEC research and development costs decreased 83%, from $77,000 in the second quarter of 2000 to $13,000 in the second quarter of 2001, representing 5% and 0% of CLEC revenue for such periods, respectively. CLEC research and development costs decreased due to the increased focus by our software engineering staff on projects in other business units.

WIRELESS BUSINESS UNIT

   Wireless revenue increased 242%, from $789,000 in the second quarter of 2000 to $2.7 million in the second quarter of 2001. Wireless revenue increased due to an increase in the number of records under management. Wireless subscribers grew 388% from 1.6 million at June 30, 2000, to 7.8 million at June 30, 2001.

   Wireless direct costs increased 201%, from $898,000 in the second quarter of 2000 to $2.7 million in the second quarter of 2001, representing 114% and 100% of Wireless revenue for such periods, respectively. Costs increased due to the hiring of additional systems operations staff and increased systems maintenance and telephone line costs to accommodate growth. Also included in this increase is approximately $230,000 of costs incurred as a result of the LPSS acquisition during the period May 12, 2001 through June 30, 2001. Wireless direct cost as a percentage of Wireless revenue decreased as the increase in subscribers managed covered more of the infrastructure costs.

   Wireless sales and marketing expenses increased 187%, from $191,000 in the second quarter of 2000 to $548,000 in the second quarter of 2001, representing 24% and 20% of Wireless revenue for such periods, respectively. The increase in Wireless sales and marketing expenses is due to the creation of a product management department and the hiring of additional sales personnel in 2001.

   Wireless research and development costs decreased from $225,000 in the second quarter of 2000 to $0 in the second quarter of 2001, representing 29% and 0% of Wireless revenue for such periods, respectively. Wireless research and development costs decreased due to the increased focus by our software engineering staff on projects in other business units.

DIRECT BUSINESS UNIT

   Direct revenue increased 159% from $695,000 in the second quarter of 2000 to $1.8 million in the second quarter of 2001. Direct revenue increased due to the transition of records in the State of Texas, fees recognized for enhanced services, revenues related to our Emergency Warning and Evacuation (EWE) system and maintenance revenue related to the call handling division acquired as part of the LPSS transaction. Included in this increase is approximately $208,000 of revenue related to the call handling division acquired as part of the LPSS acquisition during the period from May 12, 2001 through June 30, 2001. The subscriber base in Texas increased to 7.0 million and EWE increased to 1.8 million.

   Direct costs increased 38% from $1.6 million in the second quarter of 2000 to $2.2 million in the second quarter of 2001. Costs increased due to the additional personnel and system infrastructure needed to implement the State of Texas contract and to manage records that have been transitioned as well as additional personnel acquired as part of the LPSS transaction. Included in this increase is approximately $776,000 of direct costs related to the call handling division during the period from May 12, 2001 through June 30, 2001.

   Direct sales and marketing expenses increased 4% from $369,000 in the second quarter of 2000 to $384,000 in the second quarter of 2001, representing 23% and 17% of Direct revenue for such periods, respectively. The increase in sales and marketing costs is due to the addition of personnel acquired as part of the LPSS transaction. This increase is partially offset by a reduction in sales personnel and sales collateral expense in the second quarter of 2001. Included in this increase is approximately $125,000 of sales and marketing costs related to the call handling division during the period from May 12, 2001 through June 30, 2001.

   Direct research and development costs decreased 94%, from $208,000 in the second quarter of 2000 to $13,000 in the second quarter of 2001. Direct research and development costs decreased due to the increased focus by our software engineering staff on projects in other business units.

CORPORATE BUSINESS UNIT

   Corporate general and administrative expenses increased 90%, from $2.0 million in the second quarter of 2000 to $3.8 million in the second quarter of 2001. Corporate general and administrative expenses increased due to the amortization of intangibles acquired as a result of the LPSS transaction, increased headcount to accommodate growth in the finance and legal departments and personnel acquired from the LPSS transaction. Costs related to the acquisition, including amortization of intangibles, were approximately $685,000 during the period from May 12, 2001 through June 30, 2001.

   Corporate sales and marketing expenses increased 14%, from $961,000 in the second quarter of 2000 to $1.1 million in the second quarter of 2001, representing 9% and 6% in total revenue for such periods, respectively. Included in corporate sales and marketing are costs associated with public relations. Corporate sales and marketing expenses increased due to increased personnel and public relations charges.

   Corporate research and development increased 32% from $624,000 in the second quarter of 2000 to $824,000 in the second quarter of 2001, representing labor and associated travel and consulting costs related to the research and development of new product offerings.

   Net other income decreased 95%, from $215,000 in the second quarter of 2000 to $10,000 in the second quarter of 2001, representing 2% and 0% of total revenue for such periods, respectively. Other income decreased due to less interest income earned from investments.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

TOTAL COMPANY

   Total revenue increased 63%, from $19.3 million in the six months ended June 30, 2000 to $31.5 million in the six months ended June 30, 2001. Included in this increase is revenue related to the LPSS acquisition of approximately $2.9 million during the period from May 12, 2001 through June 30, 2001. Total direct costs increased 69%, from $13.3 million in the six months ended June 30, 2000 to $22.5 million in the six months ended June 30, 2001, representing 69% and 71% of total revenue, respectively. Included in this increase are direct costs related to the LPSS acquisition of approximately $1.9 million during the period from May 12, 2001 through June 30, 2001.

ILEC BUSINESS UNIT

   ILEC revenue increased 27%, from $14.0 million in the six months ended June 30, 2000 to $17.7 million in the six months ended June 30, 2001. ILEC revenue increased due to an increase in the number of records under management, recurring systems and new product and maintenance revenue related to the database division acquired as part of the LPSS acquisition. Included in this increase is revenue related to LPSS's database systems representing approximately $2.7 million during the period from May 12, 2001 through June 30, 2001.

   ILEC direct costs increased 34%, from $8.0 million in the six months ended June 30, 2000 to $10.7 million in the six months ended June 30, 2001, representing 57% and 60% of ILEC revenue for such periods, respectively. Costs increased due to the addition of staff as a result of the LPSS acquisition as well as an increase in the amount of ILEC work performed by our software development group on ILEC enhancements during the second quarter of 2001. Included in this increase are direct costs related to LPSS's database division representing approximately $1.0 million during the period from May 12, 2001 through June 30, 2001.

   ILEC sales and marketing expenses increased 86%, from $751,000 in the six months ended June 30, 2000 to $1.4 million in the six months ended June 30, 2001, representing 5% and 8% of ILEC revenue for such periods, respectively. ILEC sales and marketing expenses increased as a result of additional headcount acquired as part of the LPSS acquisition as well as in other ILEC sales and marketing departments to accommodate growth. Included in this increase are sales and marketing costs related to LPSS's database division representing approximately $43,000 during the period from May 12, 2001 through June 30, 2001.

   ILEC research and development costs decreased 1%, from $164,000 in the six months ended June 30, 2000 to $162,000 in the six months ended June 30, 2001, representing 1% of ILEC revenue for both periods. ILEC research and development costs decreased due to increased focus by our software engineering staff on projects for other business units.

CLEC BUSINESS UNIT

   CLEC revenue increased 117%, from $3.0 million in the six months ended June 30, 2000 to $6.5 million in the six months ended June 30, 2001. CLEC revenue increased due to an increase in the number of records under management for new and existing customers and additional services recognized on new customers.

   CLEC direct costs increased 180%, from $1.0 million in the six months ended June 30, 2000 to $2.8 million in the six months ended June 30, 2001, representing 37% and 43% of CLEC revenue for such periods, respectively. The increase in CLEC direct costs is due to the hiring of additional CLEC operations staff to assist with the continued growth in records under management.

   CLEC sales and marketing expenses increased 210%, from $306,000 in the six months ended June 30, 2000 to $949,000 in the six months ended June 30, 2001, representing 10% and 15% of CLEC revenue for such periods, respectively. The increase in CLEC sales and marketing expenses is due to the hiring of additional sales and marketing personnel to accommodate growth and increased direct marketing campaign costs as well as write offs for uncollectible accounts receivable.

   CLEC research and development costs decreased 82%, from $163,000 in the six months ended June 30, 2000 to $30,000 in the six months ended June 30, 2001, representing 5% and 0% of CLEC revenue for such periods, respectively. CLEC research and development costs decreased due to the increased focus by our software engineering staff on projects in other business units.

WIRELESS BUSINESS UNIT

   Wireless revenue increased 238%, from $1.3 million in the six months ended June 30, 2000 to $4.4 million in the six months ended June 30, 2001. Wireless revenue increased due to an increase in the number of records under management.

   Wireless costs increased 183%, from $1.8 million in the six months ended June 30, 2000 to $5.1 million in the six months ended June 30, 2001. Costs increased due to the hiring of additional systems operations staff and increased systems maintenance and telephone line costs to accommodate growth. Wireless direct cost as a percentage of Wireless revenue decreased as the increase in subscribers managed grows to cover more of the infrastructure costs. Also included in this increase is approximately $230,000 of costs incurred as a result of the LPSS acquisition during the period from May 12, 2001 through June 30, 2001.

   Wireless sales and marketing expenses increased 226%, from $299,000 in the six months ended June 30, 2000 to $976,000 in the six months ended June 30, 2001, representing 23% and 22% of Wireless revenue for such periods, respectively. The increase in Wireless sales and marketing expenses is due to the creation of a product management department and the hiring of additional sales personnel in 2001.

   Wireless research and development costs decreased 100% from $364,000 in the six months ended June 30, 2000 to $1,000 in the six months ended June 30, 2001, representing 28% and 0% of Wireless revenue for such periods, respectively. Wireless research and development costs decreased due to the increased focus by our software engineering staff on projects in other business units.

DIRECT BUSINESS UNIT

   Direct revenue increased 182% from $993,000 in the six months ended June 30, 2000 to $2.8 million in the six months ended June 30, 2001. Direct revenue increased due to the transition of records in the State of Texas, fees recognized for enhanced services, revenues related to our Emergency Warning and Evacuation (EWE) systems and maintenance revenue related to the call handling division acquired as part of the LPSS transaction. Included in this increase is approximately $208,000 of revenue related to the call handling division acquired as part of the LPSS acquisition during the period from May 12, 2001 through June 30, 2001.

   Direct costs increased from $2.5 million in the six months ended June 30, 2000 to $3.9 million in the six months ended June 30, 2001. Costs increased due to the additional personnel and system infrastructure needed to implement the State of Texas contract and to manage records that have been transitioned as well as additional personnel acquired as part of the LPSS transaction. Included in this increase is approximately $776,000 of direct costs related to the call handling division during the period from May 12, 2001 through June 30, 2001.

   Direct sales and marketing expenses increased 13% from $683,000 in the six months ended June 30, 2000 to $771,000 in the six months ended June 30, 2001, representing 69% and 28% of Direct revenue for such periods, respectively. The increase in sales and marketing costs is due to the addition of personnel acquired as part of the LPSS transaction. Included in this increase is approximately $125,000 of sales and marketing costs related to the call handling division during the period from May 12, 2001 through June 30, 2001.

   Direct research and development costs decreased 79%, from $393,000 in the six months ended June 30, 2000 to $82,000 in the six months ended June 30, 2001. Direct research and development costs decreased due to the increased focus by our software engineering staff on projects in other business units.

CORPORATE BUSINESS UNIT

   Corporate general and administrative expenses increased 93%, from $3.3 million in the six months ended June 30, 2000 to $6.4 million in the six months ended June 30, 2001, representing 17% and 20% of total revenue for such period, respectively. Corporate general and administrative expenses increased due to the amortization of intangibles acquired as a result of the LPSS transaction, increased headcount to accommodate growth in the finance and legal departments and personnel acquired from the LPSS transaction. Costs related to the acquisition, including amortization of intangibles, were approximately $685,000 during the period from May 12, 2001 through June 30, 2001.

   Corporate sales and marketing expenses increased 25%, from $1.6 million in the six months ended June 30, 2000 to $2.0 million in the six months ended June 30, 2001, representing 8% and 6% in total revenue for such periods, respectively. Corporate sales and marketing expenses increased due to increased personnel and public relations charges.

   Corporate research and development increased 149% from $722,000 in the six months ended June 30, 2000 to $1.8 million in the six months ended June 30, 2001 representing labor and associated travel and consulting costs related to the research and development of new product offerings.

   Net other income decreased 81%, from $426,000 in the six months ended June 30, 2000 to $79,000 in the six months ended June 30, 2001, representing 2% and 0% of total revenue for such periods, respectively. Other income decreased due to less interest income earned from investments.

   The cumulative effect from change in accounting principle of approximately $3.1 million in 2000 represents the change associated with adopting SAB 101 effective January 1, 2000. This change reflects the amount of income that had been recognized under our previously existing revenue recognition methods that would have been deferred as of

December 31, 1999 had we been under the guidelines of SAB 101. The income deferred as a result of adopting SAB 101 will be recognized on varying dates through 2005.

LIQUIDITY AND CAPITAL RESOURCES

   Since our inception we have funded our operations with cash provided by operations, supplemented by equity and debt financing and leases on capital equipment. As of June 30, 2001, we had $9.2 million in cash and cash equivalents and investments in marketable securities. We expect our operating cash flows to turn positive in the second half of 2001 as we begin generating revenue from our increased subscriber base as a result of our wireless deployment efforts.

   We repaid $1.2 million and $1.0 million of capital lease obligations during the six months ended June 30, 2001 and 2000, respectively. Additionally, we used $1.9 million and $2.1 million in the six months ended June 30, 2001 and 2000, respectively, for the purchase of capital assets and software development. We currently have no material commitments for capital expenditures other than the following. On May 7, 2001, we signed an eight-year lease to occupy approximately 210,000 square feet of office space in Longmont, Colorado. We expect to move our corporate headquarters to Longmont beginning in the latter half of 2001, with full occupancy anticipated in the first or second quarter of 2002. We expect to incur approximately $2 million in leasehold improvements during the last half of fiscal 2001 in order to prepare for the move.

   In addition, we incurred an obligation to purchase approximately $4.1 million of computers in conjunction with the LPSS acquisition. We may purchase additional systems in an effort to attain incremental operating efficiencies, especially in our ILEC and CLEC business units and to incur additional costs and expenses in connection with our acquisition of certain net assets of LPSS.

   On July 31, 2001, we entered into an agreement to establish a revolving line of credit, which is available to meet operating needs. Borrowing availability is not to exceed $15 million and is further limited to 85% of our eligible accounts receivable, as defined. The interest rate on amounts borrowed under the line of credit is equal to the prime rate plus 2.00% per annum. The line of credit matures on July 31, 2004 and is collateralized by accounts receivable and certain other assets.

   We also have access to a maximum of $7.5 million through capital lease lines with two entities. The interest rate is equal to the entities' cost of funds at the time of each lease. Each lease schedule is collateralized by the assets that are being leased and is subject to review and approval by the lessor at the time of the Company's application. Each lease has its own termination date, typically 36 months. As of June 30, 2001, $2.0 million available under the capital lease lines has been utilized.

PRIVATE PLACEMENT

    On May 2, 2001, we entered into an agreement to sell 632,111 shares of our common stock to an institutional investor in a private offering exempt from registration under the federal securities laws under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The sale closed on May 10, 2001. The common stock was purchased at a negotiated price per share of $7.91, reflecting the arithmetic average of the closing price of the Company's common stock on the Nasdaq National Market for the twenty consecutive trading days prior to the offering date. We paid a finder's fee of $250,000 to the broker and issued a warrant to the broker to purchase 31,605 shares with an exercise price of $7.91 per share and an expiration date of May 2006. Other than the finder's fee, we did not pay any other compensation or fees in conjunction with this offering of common stock. Pursuant to this offering, we registered the shares held by the institutional investor and the finder in July 2001.

    The net proceeds from this offering were $4,750,000. We plan to use the net proceeds for general corporate purposes, including:

     -    repaying our obligations as they become due;
     - financing capital expenditures, including acceleration of our wireless deployments and development of our coordinate routing database; and
     -    working capital.

Pending use of the net proceeds for any of these purposes, we may invest the net proceeds in short-term investment grade instruments, interest-bearing bank accounts, certificates of deposit, money market securities, U.S. government securities or mortgage-backed securities guaranteed by federal agencies.

FUTURE CAPITAL NEEDS AND RESOURCES

    We anticipate that, for the foreseeable future, significant amounts of available cash flows will be utilized for:

     - capital expenditures for the expansion and enhancement of our networks and the continued development of new or enhanced products and services;
     - operating expense to support the continued implementation of existing customer contracts, particularly in the wireless business unit;
     -    potential acquisitions;
     -    debt service requirements; and
     -    other general corporate expenditures.

    We anticipate that our cash utilization for capital expenditures and other operating and financing activities will continue to exceed our positive cash flows from operating activities through the third quarter of 2001 as we continue to expand and enhance our networks, invest in the development of enhanced products and services, and implement existing customer contracts. We expect cash inflows from operating activities to exceed outflows by the end of 2001. However, our success depends on the execution of our strategies, including the following factors:

     - effectively integrate the operations of LPSS with our historic business;
     - develop business and pricing models that realize benefits from economies of scale;
     - develop new and better products that we can competitively price and sell; and
     -    implement more cost effective internal processes.

However, we cannot be sure that our actions will be successful in decreasing our overall operating costs or increasing operating profits.

    If we are not successful in implementing these initiatives and realizing positive cash flows from operations, and we are unable to raise additional funds or obtain funds from other sources on acceptable terms and in a timely manner, we may be required to conserve available cash for use in funding existing business activities, thereby slowing enhancement and implementation of existing contracts and services.

    Based on available cash resources and the anticipated cash needs of our operations for capital expenditures and acquisitions and the combined anticipated operating cash flow of our business units, we believe that we will be able to fully fund our operations through calendar year 2001. In making this assessment, we have considered:

     - consolidated cash, cash equivalents and short-term investments (net of restrictive cash of $750,000) of $8.5 million as of June 30, 2001;
     - the anticipated availability of up to $15 million of funding related to our recent agreement to establish a revolving credit facility;
     - the anticipated level of capital expenditures during the remainder of 2001;
     - presently scheduled debt service requirements during the remainder of 2001; and
     - our expectation of realizing positive cash flow from operations during the fourth quarter of 2001.

    If our business plans change, or if economic conditions or competitive practices in the telecommunications industry change materially, our cash flow, profitability and anticipated cash needs could change significantly. Any acquisition or new business opportunity could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional equity or debt funding to meet those needs.

    The availability of borrowings under our credit facility and lease line of credit is subject to certain conditions and limitations, and we cannot be sure that those conditions will be met. The instruments relating to our financing arrangements contain provisions that limit the amount of borrowings that we may incur. The terms of the credit facility and lease line of credit also require us to maintain compliance with specified operating and financial covenants or ratios, including specified covenants and ratios related to leverage, which become more stringent over time.

    In addition, our capital needs, and our ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that we cannot presently predict, including:

     -    the commercial success of our products and services;
     - the amount and timing of our capital expenditures and operating income or losses;
     -    the volatility and demand of the equity and debt markets; and

     -    the market price of our common stock.

    We have had and may in the future have discussions with third parties regarding potential equity investments and debt financing arrangements to satisfy actual or anticipated financing needs. At present, other than the existing equity or debt financing arrangements that have been consummated or are described in this quarterly report, we have no legally binding commitments or understandings with any third parties to obtain any material amount of equity or debt financing.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001 and establish a new accounting standard for goodwill acquired in a business combination. SFAS Nos. 141 and 142 continue to require recognition of goodwill as an asset, but do not permit amortization of goodwill as previously required by APB Opinion
No. 17 "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill will not be amortized. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The potential prospective impact of these pronouncements on our financial statements may significantly affect the results of future periodic tests for impairment. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to our normal operating and funding activities. Historically, and as of June 30, 2001, we have not used derivative instruments or engaged in hedging activities.

INTEREST RATE RISK

    The interest payable on our new line of credit is variable and is determined based on the prime rate plus 2.00% per annum, and, therefore, is affected by changes in market interest rates. At June 30, 2001, no amounts were outstanding under our line of credit, however, we may borrow up to 85% of qualified accounts receivable, not to exceed $15,000,000. Rates on our capital lease line are also dependent on interest rates in effect at the time the lease line is drawn upon. In addition, we invest excess funds in high-grade treasury bonds and commercial paper on which we monitor interest rates frequently and as the investments mature. Based on amounts invested in treasury bonds and commercial paper at June 30, 2001, if the markets were to experience a decline in rates of 1%, we would have a resulting decline in future quarterly earnings, fair values and cash flows of approximately $5,000 per quarter.

                           PART II - OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2001, we issued the following unregistered securities:

     - On May 2, 2001, we entered into an agreement to issue 632,111 shares of its common stock to an institutional investor for consideration of $4,750,000, net of a $250,000 finder's fee (the "May 2001 Private Placement"). The transaction closed on May 10, 2001. The common stock was purchased at a negotiated price per share of $7.91, reflecting the arithmetic average of the closing price of the Company's common stock on the Nasdaq National Market for the twenty consecutive trading days prior to May 2, 2001.

     - As a finder's fee for the May 2001 Private Placement, the Company issued a warrant to purchase 31,605 shares (5% of the shares issued to the institutional investor) to a broker. The warrant carries an exercise price of $7.91 per share.

Each of the above transactions was exempt from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following two matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held on June 26, 2001.

     1. Election of two directors, each for a term of three years. The following votes were cast:

                  Director Nominee                       For               Withheld
         -----------------------------------        --------------     -----------------
         Stephen O. James                             9,691,223             19,125
         Mary Beth Vitale                             9,693,566             16,782

     2. Ratification of Arthur Andersen LLP as independent accounts for the 2001 fiscal year. The following votes were cast:

         For                                                             9,649,359
         Against                                                             8,567
         Abstain                                                             2,422

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.
               None.

         (b)   Reports on Form 8-K.

               On May 11, 2001, we filed a Current Report on Form 8-K to announce the $5 million private placement with an institutional investor.

               On May 14, 2001, we filed a Current Report on Form 8-K to announce the acquisition certain assets and assumption of certain liabilities associated with the database and call handling divisions of LPSS. This Current Report on Form 8-K also included proforma financial statements for the year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTRADO INC.
                                            (Registrant)

August 14, 2001                        \s\  George K. Heinrichs
---------------                        ------------------------------
    Date                               George K. Heinrichs, President
                                       and Chief Executive Officer

August 14, 2001                        \s\  Michael D. Dingman, Jr.
---------------                        ------------------------------
    Date                               Michael D. Dingman, Jr.
                                       Financial Officer