Form 10-Q
period 2001-09-30
INTRADO INC
filed 2001-11-14
CIK 924505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 8, 2001, there were 14,672,786 shares of the Registrant's Common Stock outstanding.

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Part I Item 1. Financial Statements, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation and Item 3. Quantitative and Qualitative Disclosures About Market Risk. We intend the forward-looking statements throughout the Quarterly Report on Form 10-Q and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend", and other phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this report on Form 10-Q and on numerous assumptions and developments that are not within our control. Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Our actual results could be materially different from our expectations due to a variety of factors, including the following:

     o whether our investments in research, development and marketing will expand our service offerings;

     o    the size, timing and duration of significant customer contracts;

     o our ability to integrate new customers and assets acquired in acquisitions, such as our May 2001 acquisition of Lucent Public Safety Systems;

     o    changes in the number of subscriber records under our management;

     o the unpredictable rate of adoption of wireless services by public service answering points and the financial performance of our customers;

     o our ability to expand our services beyond our traditional business and into the highly competitive data management industry;

     o the introduction and market acceptance of our and our competitors' new products and services;

     o price competition from entities with substantially greater resources than us;

     o the amount of up-front expenditures required to meet our customers' demands and to expand our infrastructure, combined with the length of our sales cycle;

     o constraints on our sales channels and marketing efforts due to conflicts of interest and the fact that many of our customers compete with each other;

     o the success or failure of our Alliance Program, which we initiated in 1999 to partner with companies that provide support systems that are complementary with our 9-1-1 support systems, such as billing and customer care services;

     o technical difficulties and network downtime, including that caused by unauthorized access to our systems; and

     o new developments in telecommunications legislation and regulations and the unpredictable manner in which existing or new legislation and regulation may be applied to our efforts.

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

                                      INDEX

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
        and December 31, 2000 ............................................     1

     Consolidated Statements of Operations for the three months ended
        September 30, 2001 and 2000 and the nine months ended
        September 30, 2001 and 2000 (Unaudited) ..........................     2

     Consolidated Statements of Cash Flows for the nine months ended
        September 30, 2001 and 2000 (Unaudited) ..........................     3

     Notes to Consolidated Financial Statements (Unaudited) ..............     4

Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations ...........................................     9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk ......    17

                          PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K ................................    19

Signatures ...............................................................    20


                                  INTRADO INC.

                                  CONSOLIDATED
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                           2001              2000
                                                                       -------------     -------------
                                                                        (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .....................................         $  7,556          $  5,036
  Short-term investments in marketable securities ...............               --             6,939
  Accounts receivable, net of allowance for doubtful
    accounts of approximately $334 and $184, respectively .......           22,002             7,166
  Unbilled revenue ..............................................               76               574
  Inventory .....................................................            6,247                --
  Prepaids and other ............................................            2,762               892
  Deferred acquisition costs ....................................               --             1,054
  Deferred income taxes .........................................              869               869
                                                                          --------          --------
          Total current assets ..................................           39,512            22,530
                                                                          --------          --------
PROPERTY AND EQUIPMENT, at cost:
  Computer hardware and equipment ...............................           33,852            30,259
  Furniture and fixtures ........................................            2,156             1,987
  Leasehold improvements ........................................            1,160             1,049
                                                                          --------          --------
                                                                            37,168            33,295
  Less-- Accumulated depreciation ...............................          (24,625)          (20,820)
                                                                          --------          --------
          Total property and equipment, net .....................           12,543            12,475
                                                                          --------          --------
GOODWILL AND OTHER INTANGIBLES, net of accumulated
  amortization of $1,730 and $0, respectively ...................           23,289                --
DEFERRED INCOME TAXES AND OTHER .................................            3,269             3,313
DEFERRED CONTRACT COSTS .........................................            4,873             5,363
SOFTWARE DEVELOPMENT COSTS, net of accumulated
  amortization of $1,126 and $864, respectively .................            2,346               988
                                                                          --------          --------
          Total assets ..........................................         $ 85,832          $ 44,669
                                                                          ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ..............................................         $  2,944          $  1,226
  Payroll-related accruals ......................................            2,919             1,144
  Other accrued liabilities .....................................            4,783             3,714
  Current portion of capital lease obligations ..................            3,717             2,107
  Payable to Lucent .............................................            4,296                --
  Deferred contract revenue-current portion .....................            5,591               200
                                                                          --------          --------
          Total current liabilities .............................           24,250             8,391
CAPITAL LEASE OBLIGATIONS, net of current portion ...............            2,349             1,511
LINE OF CREDIT ..................................................            3,954                --
OTHER LIABILITIES ...............................................              809                --
DEFERRED CONTRACT REVENUE, non-current portion ..................            9,824            10,070
                                                                          --------          --------
          Total liabilities .....................................           41,186            19,972
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 15,000,000 shares
    authorized; none issued or outstanding ......................               --                --
  Common stock, $.001 par value; 30,000,000 shares
    authorized; 14,582,941 and 11,488,040 shares issued
    and outstanding, respectively ...............................               15                11
  Additional paid-in capital ....................................           72,369            44,814
  Common stock warrants .........................................              462               373
  Stock subscriptions receivable ................................               --               (33)
  Treasury stock, 4,738 and 0 shares, respectively, at cost .....              (39)               --
  Accumulated deficit ...........................................          (28,161)          (20,468)
                                                                          --------          --------
          Total stockholders' equity ............................           44,646            24,697
                                                                          --------          --------
          Total liabilities and stockholders' equity ............         $ 85,832          $ 44,669
                                                                          ========          ========

              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                                  INTRADO INC.

                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------       -------------------------------
                                                           2001               2000              2001                2000
                                                       ------------       ------------       ------------       ------------
TOTAL REVENUE ...................................      $     21,006       $     11,527       $     52,514       $     30,809

COSTS AND EXPENSES:
  Direct costs ..................................            13,379              7,386             35,922             20,657
  Sales and marketing ...........................             3,639              2,423              9,753              5,881
  General and administrative ....................             4,648              2,305             11,017              5,803
  Research and development ......................             1,233                907              3,282              2,713
                                                       ------------       ------------       ------------       ------------
         Total costs and expenses ...............            22,899             13,021             59,974             35,054
                                                       ------------       ------------       ------------       ------------
LOSS FROM OPERATIONS ............................            (1,893)            (1,494)            (7,460)            (4,245)
OTHER INCOME (EXPENSE):
  Interest and other income .....................                79                293                365                911
  Interest and other expense ....................              (390)               (97)              (598)              (289)
                                                       ------------       ------------       ------------       ------------
NET LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE ................            (2,204)            (1,298)            (7,693)            (3,623)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, net of tax of $0 ...................                --                 --                 --             (3,082)
                                                       ------------       ------------       ------------       ------------
NET LOSS ........................................      $     (2,204)      $     (1,298)      $     (7,693)      $     (6,705)
                                                       ============       ============       ============       ============
BASIC AND DILUTED NET LOSS PER SHARE:
  Loss per share before cumulative effect
    of change in accounting principle ...........      $      (0.15)      $      (0.12)      $      (0.58)      $      (0.33)
  Cumulative effect of change in
    accounting principle ........................                --                 --                 --              (0.27)
                                                       ------------       ------------       ------------       ------------
  Net loss per share ............................      $      (0.15)      $      (0.12)      $      (0.58)      $      (0.60)
                                                       ============       ============       ============       ============
SHARES USED IN COMPUTING NET LOSS PER SHARE:
  Basic and diluted .............................        14,499,510         11,217,093         13,188,473         11,201,308
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

                                  INTRADO INC.

                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            NINE MONTHS
                                                                         ENDED SEPTEMBER 30,
                                                                       -----------------------
                                                                         2001           2000
                                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ......................................................      $ (7,693)      $ (6,705)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Amortization and depreciation ...............................         6,234          3,958
    Cumulative effect of change in accounting principle .........            --          3,082
    Accretion of and interest accrued on investments ............           (61)          (184)
    Loss on disposal of assets ..................................             6              6
    Provision for doubtful accounts .............................           225             --
  Change in:
    Accounts receivable .........................................       (15,061)        (3,245)
    Unbilled revenue ............................................           498         (1,043)
    Inventory ...................................................          (395)            --
    Prepaids and other ..........................................          (122)          (942)
    Deferred costs ..............................................        (1,100)          (702)
    Accounts payable and accrued liabilities ....................         4,493          1,192
    Deferred contract revenue ..................................          5,145          1,785
                                                                       --------       --------
        Net cash used in operating activities ...................        (7,831)        (2,798)
                                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment .........................        (3,385)        (3,503)
  Purchase of investments in marketable securities ..............            --        (10,764)
  Sale of investments in marketable securities ..................         7,000         13,250
  Software development costs ....................................        (1,606)          (291)
                                                                       --------       --------
        Net cash provided by (used in) investing activities .....         2,009         (1,308)
                                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations ...............        (2,583)        (1,222)
  Proceeds from equipment financing .............................         1,624          1,119
  Proceeds from line of credit ..................................         5,954             --
  Principal payments on line of credit obligation................        (2,000)            --
  Proceeds from exercise of warrants ............................            10             --
  Proceeds from private placement ...............................         5,000             --
  Costs from private placement ..................................          (253)            --
  Proceeds from exercise of stock options .......................           426            448
  Proceeds received from employee stock purchase plan ...........           164             72
                                                                       --------       --------
        Net cash provided by financing activities ...............         8,342            417
                                                                       --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............         2,520         (3,689)
CASH AND CASH EQUIVALENTS, beginning of period ..................         5,036          8,354
                                                                       --------       --------
CASH AND CASH EQUIVALENTS, end of period ........................      $  7,556       $  4,665
                                                                       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest ......................      $    240       $    250
                                                                       ========       ========
  Cash paid during the period for taxes .........................      $    357       $    289
                                                                       ========       ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING:
  Exercise of stock warrants ....................................      $    167       $     --
                                                                       ========       ========
  Issuance of stock warrants ....................................      $   (246)      $    373
                                                                       ========       ========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                                  INTRADO INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the financial position, results of operations and cash flows of Intrado Inc. (the "Company") for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RECLASSIFICATIONS

     Certain prior year amounts have been re-classified to conform with the current year's presentation.

REVENUE RECOGNITION

     The Company generates revenue from four of its segments, or "business units": Incumbent Local Exchange Carrier ("ILEC"), Competitive Local Exchange Carrier ("CLEC"), Wireless and Direct. The revenue from these business units is derived from monthly data management services, maintenance, systems and new products, and professional services.

     The monthly data management services include revenue from up-front non-recurring engineering ("NRE") fees and monthly service fees. The Company's NRE service consists primarily of the clean up of the customer's 9-1-1 data records, engineering services to enable the customer's legacy system to interface with Intrado's platform, thereby establishing network connectivity, public safety boundary mapping, customer training and testing. The charges for these services are nonrefundable if the contract is cancelled after the services are performed. After the initial NRE fee, data management customers often buy enhancements to these services, such as additional software engineering to improve system functionality or network services to make their network more effective ("Enhancement Services"). The fees received for NRE services and Enhancement Services are deferred and recognized as revenue ratably over the remaining contractual term of the arrangement.

     Under outsourcing solution contracts, the Company receives a monthly service fee to provide ongoing data management services that are required to keep the records current for all subscribers, to maintain and monitor network components and to support and maintain the software and systems required to provide the services. The fees received for these monthly services are recognized as revenue in the period in which the services are rendered.

     Maintenance contracts are sold to customers that purchase database and call handling systems. These contracts designate a specified amount that is to be paid in advance for the support and maintenance services. The fees received for maintenance are deferred and recognized as revenue ratably over the contractual term of the arrangement.

     Systems and new products revenue represents revenue recognized from the sales of new database and call handling systems as well as enhancements sold to existing systems customers. Software license revenue and related hardware sales are recognized upon execution of a contract and completion of delivery obligations, provided that no uncertainties exist regarding customer acceptance and that collection of the related receivable is reasonably assured.

     Professional services revenue is generated by providing consulting services to CLECs and is recognized in the period in which the services are rendered.

NOTE 2 - LINE OF CREDIT

     On July 31, 2001, the Company entered into an agreement to establish a revolving line of credit that is available to meet operating needs. Borrowing availability is not to exceed $15 million and is further limited to 85% of the Company's eligible accounts receivable, as defined in the line of credit agreement. The interest rate on amounts borrowed under the line of credit is equal to the prime rate plus 2.00% per annum. The line of credit matures on July 31, 2004 and is collateralized by certain other assets. As of September 30, 2001, approximately $4.0 million was outstanding and an additional $750,000 was utilized to satisfy letter of credit obligations.

NOTE 3 - ADOPTION OF SAB 101

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

     The Company adopted SAB 101 during the quarter ended December 31, 2000. The adoption of SAB 101 required the Company to reflect a cumulative effect of change in accounting principles of approximately $3.1 million as if SAB 101 had been implemented on January 1, 2000 and to restate all of the previously reported 2000 quarterly results.

     The cumulative effect of change in accounting principle reflects the amount of income from operations that had been recognized under the Company's previously existing revenue recognition methods that would have been deferred as of December 31, 1999 had the Company been under the guidelines of SAB 101.

     The restatement of the previously reported 2000 quarterly results reflects the net difference of fees received and incremental costs incurred in prior periods that were retroactively deferred and recognized in the periods ended September 30, 2000, and the fees received and incremental costs incurred during those periods that were deferred into future periods. The table below illustrates the restatement of previously filed unaudited information for the three and nine months ended September 30, 2000.

                                          For the Three Months Ended               For the Nine Months Ended
                                              September 30, 2000                      September 30, 2000
                                    ------------------------------------      ------------------------------------
                                       As          SAB 101                       As          SAB 101
(amounts in thousands)              Reported     Adjustment     Restated      Reported     Adjustment     Restated
                                    --------     ----------     --------      --------     ----------     --------
Revenue .......................     $ 11,775      $   (248)     $ 11,527      $ 31,656      $   (847)     $ 30,809
Direct costs ..................     $  7,657      $   (271)     $  7,386      $ 21,359      $   (702)     $ 20,657
Net loss before cumulative
  effect of change in
  accounting principle ........     $ (1,321)     $     23      $ (1,298)     $ (3,478)     $   (145)     $ (3,623)
Cumulative effect of change
  in accounting principle .....     $     --      $     --      $     --      $     --      $ (3,082)     $ (3,082)
Net loss ......................     $ (1,321)     $     23      $ (1,298)     $ (3,478)     $ (3,227)     $ (6,705)
Net loss per share (basic
  and diluted) ................     $  (0.12)     $  (0.00)     $  (0.12)     $  (0.31)     $  (0.29)     $  (0.60)

NOTE 4 - EARNINGS PER SHARE

     The Company presents basic and diluted earnings or loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings
(loss) per share is determined by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted income (loss) per share includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The as-if-converted method is used for convertible securities. Potentially dilutive common stock options that were excluded from the calculation of diluted income per share because their effect is antidilutive totaled 2,155,755 and 859,629 for the three months ended September 30, 2001 and 2000, respectively, and 1,473,751 and 787,993 for the nine months ended September 30, 2001 and 2000, respectively.

NOTE 5 - REPORTABLE SEGMENTS

     The Company has five reportable segments or business units: ILEC, CLEC, Wireless, Direct, and Corporate. The Company measures its reportable segments based on revenue and costs directly related to each business unit. Substantially all of the Company's customers are in the United States. The Company's business units are segmented based on the type of customer each business unit serves. The ILEC, CLEC and Wireless business units address ILEC, CLEC and wireless carriers, respectively. The ILEC business unit includes the database division acquired as a result of the May 2001 acquisition of the call handling and database divisions of Lucent Public Safety Systems ("LPSS"), an internal venture of Lucent Technologies, Inc. ("Lucent"). The Direct business unit addresses sales, either directly or indirectly, to state and local government entities and includes the call handling division acquired as a result of the LPSS acquisition. The Corporate business unit captures costs that are not directly related to a specific business unit. These segments are managed separately because the nature of and resources used for each segment is unique.

     The Company does not segregate assets between the segments, as it is impractical to do so.

                                                     For the Three Months Ended September 30,

(dollars in thousands)
                                ILEC                      CLEC                      WIRELESS                   DIRECT
                        ---------------------     ---------------------     ----------------------      ---------------------
                          2001         2000         2001         2000        2001           2000          2001          2000
                        --------     --------     --------     --------     --------      --------      --------      --------
REVENUE:
Data management         $  7,368     $  6,482     $  3,475     $  1,750     $  2,877      $    710      $  1,407      $    815
Maintenance                2,575           --           --           --           --            --           374            --
Systems and new
  products                 2,118        1,079           --          165          145           406           435           120

Professional
  services                    --           --          232           --           --            --            --            --
                        --------     --------     --------     --------     --------      --------      --------      --------
  Total                   12,061        7,561        3,707        1,915        3,022         1,116         2,216           935

Direct costs               6,172        4,183        1,506          763        3,310         1,136         2,391         1,304
Sales and marketing        1,133          516          398          216          633           284           659           336
General and
  administrative              --           --           --           --           --            --            --            --
Research and
  development                  1           62            9           38           --           117            --           243
                        --------     --------     --------     --------     --------      --------      --------      --------
    Total                  7,306        4,761        1,913        1,017        3,943         1,537         3,050         1,883
Operating income
  (loss)                   4,755        2,800        1,794          898         (921)         (421)         (834)         (948)
Other income
  (expense), net              --           --           --           --           --            --            --            --
                        --------     --------     --------     --------     --------      --------      --------      --------
Net income (loss)       $  4,755     $  2,800     $  1,794     $    898     $   (921)     $   (421)     $   (834)     $   (948)
                        ========     ========     ========     ========     ========      ========      ========      ========
                                 CORPORATE                     TOTAL
                           ----------------------      ----------------------
                             2001          2000          2001          2000
                           --------      --------      --------      --------
REVENUE:
Data management            $     --      $     --      $ 15,127      $  9,757
Maintenance                      --            --         2,949            --
Systems and new
  products                       --            --         2,698         1,770

Professional
  services                       --            --           232            --
                           --------      --------      --------      --------
  Total                          --            --        21,006        11,527

Direct costs                     --            --        13,379         7,386
Sales and marketing             816         1,071         3,639         2,423
General and
  administrative              4,648         2,305         4,648         2,305
Research and
  development                 1,223           447         1,233           907
                           --------      --------      --------      --------
    Total                     6,687         3,823        22,899        13,021
Operating income
  (loss)                     (6,687)       (3,823)       (1,893)       (1,494)
Other income
  (expense), net               (311)          196          (311)          196
                           --------      --------      --------      --------
Net income (loss)          $ (6,998)     $ (3,627)     $ (2,204)     $ (1,298)
                           ========      ========      ========      ========

                                                          For the Nine Months Ended September 30,
(dollars in thousands)
                                  ILEC                      CLEC                      WIRELESS                      DIRECT
                         ---------------------      ---------------------      ----------------------      ----------------------
                           2001         2000          2001         2000          2001          2000          2001          2000
                         --------     --------      --------     --------      --------      --------      --------      --------
REVENUE:
Data management          $ 22,005     $ 19,623      $  8,917     $  4,084      $  7,318      $  1,326      $  3,545      $  1,681
Maintenance                 4,009           --            --           --            --            --           543            --
Systems and new
  product                   3,780        1,920            11          823           145         1,105           968           247

Professional
 services                      --           --         1,273           --            --            --            --            --
                         --------     --------      --------     --------      --------      --------      --------      --------
  Total                    29,794       21,543        10,201        4,907         7,463         2,431         5,056         1,928
Direct costs               16,829       12,141         4,328        1,771         8,441         2,921         6,324         3,824
Sales and marketing         2,568        1,268         1,347          522         1,609           583         1,430         1,019
General and
  administrative               --           --            --           --            --            --            --            --
Research and
  development                 163          226            39          201             1           481            82           636
                         --------     --------      --------     --------      --------      --------      --------      --------
    Total                  19,560       13,635         5,714        2,494        10,051         3,985         7,836         5,479
Operating income
  (loss)                   10,234        7,908         4,487        2,413        (2,588)       (1,554)       (2,780)       (3,551)
Other income
  (expense), net               --           --            --           --            --            --            --            --
                         --------     --------      --------     --------      --------      --------      --------      --------
Income (loss) before
  cumulative effect
  of change in
  accounting
  principle                10,234        7,908         4,487        2,413        (2,588)       (1,554)       (2,780)       (3,551)
Cumulative effect
  of change in
  accounting
  principle                    --       (1,663)           --         (413)           --          (887)           --          (119)
                         --------     --------      --------     --------      --------      --------      --------      --------
Net income (loss)        $ 10,234     $  6,245      $  4,487     $  2,000      $ (2,588)     $ (2,441)     $ (2,780)     $ (3,670)
                         ========     ========      ========     ========      ========      ========      ========      ========
                                   CORPORATE                     TOTAL
                            ----------------------      ----------------------
                              2001          2000          2001          2000
                            --------      --------      --------      --------
REVENUE:
Data management             $     --      $     --      $ 41,785      $ 26,714
Maintenance                       --            --         4,552            --
Systems and new
  product                         --            --         4,904         4,095

Professional
 services                         --            --         1,273            --
                            --------      --------      --------      --------
  Total                           --            --        52,514        30,809
Direct costs                      --            --        35,922        20,657
Sales and marketing            2,799         2,489         9,753         5,881
General and
  administrative              11,017         5,803        11,017         5,803
Research and
  development                  2,997         1,169         3,282         2,713
                            --------      --------      --------      --------
    Total                     16,813         9,461        59,974        35,054
Operating income
  (loss)                     (16,813)       (9,461)       (7,460)       (4,245)
Other income
  (expense), net                (233)          622          (233)          622
                            --------      --------      --------      --------
Income (loss) before
  cumulative effect
  of change in
  accounting
  principle                  (17,046)       (8,839)       (7,693)       (3,623)
Cumulative effect
  of change in
  accounting
  principle                       --            --            --        (3,082)
                            --------      --------      --------      --------
Net income (loss)           $(17,046)     $ (8,839)     $ (7,693)     $ (6,705)
                            ========      ========      ========      ========

NOTE 6 - RELATED PARTY TRANSACTIONS

     As part of the May 11, 2001 acquisition of LPSS, the Company now provides subcontracted maintenance services to Lucent on database and call handling contracts that were not assigned directly to the Company. Lucent owns 2.25 million shares of the Company's common stock. The note payable to Lucent of approximately $4.3 million represents the obligation incurred to pay for the fair value of the inventory as part of the acquisition, including interest. Since the acquisition date, the Company has recognized approximately $4.1 million in revenue under the sub-contracted services agreement with Lucent. As of September 30, 2001, the accounts receivable balance includes approximately $3.3 million due from Lucent.

    The Company provides data management and consulting services pursuant to a service agreement dated August 31, 1994 with Ameritech Information Systems. Under a master lease agreement dated March 11, 1996, the Company leases personal property from Ameritech Credit Corporation. Ameritech Information Systems, Ameritech Credit Corporation and Ameritech Mobile Communications are affiliates of Ameritech Development Corp., which beneficially owned approximately 1.6 million shares of the Company's common stock until June 2000. A member of the Company's board of directors was a representative of Ameritech Development Corp. at the time the service and master lease agreements were executed.

    During the nine months ended September 30, 2001 and 2000, the Company recognized approximately $7.6 million and $7.4 million in revenue, respectively, from the Ameritech service agreement. As of September 30, 2001 and 2000, Ameritech owed the Company approximately $2.6 million and $890,000, respectively, for services provided. During the nine months ended September 30, 2001 and 2000, the Company paid Ameritech approximately $2.1 million and $1.6 million, respectively, pursuant to lease schedules to the master lease agreement. As of September 30, 2001 and 2000, the Company owed approximately $2.1 million and $1.6 million, respectively, pursuant to lease schedules to the master lease agreement. The leases have interest rates ranging from 7.75% to 9.50%, require monthly payments and have expiration dates varying through August 2004.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRINCIPLES

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001 and establish a new accounting standard for goodwill acquired in a business combination. SFAS Nos. 141 and 142 continue to require recognition of goodwill as an asset, but do not permit amortization of goodwill as previously required by APB Opinion No. 17 "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill will not be amortized. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The potential prospective impact of these pronouncements on the Company's financial statements may significantly affect the results of future periodic tests for impairment. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice. The Company has recorded $1,142 and $1,730 of amortization expense during the three and nine months ended September 30, 2001 relating to goodwill and certain intangibles that will no longer be amortized upon the adoption of SFAS 142 beginning in January 2002. As a result of adopting SFAS 142, the Company will be required to conduct an annual impairment test of its goodwill and non-amortizable intangible assets. The Company has not yet quantified the impact, if any, that this impairment test will have on the results of its operations.

     During June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate can be made. The Company is required to adopt SFAS No. 143 in its fiscal year 2003. The Company does not believe that SFAS No. 143 will materially impact results of operations.

     During August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments to be disposed of. SFAS No. 144 applies to recognized long-lived assets of an entity to be held and used or to be disposed of and does not apply to goodwill, intangible assets not being amortized, financial instruments and deferred tax assets. SFAS No. 144 requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. An asset that is classified as held for sale shall be recorded at the lower of its carrying amount or fair value less cost to sell. The Company is required to adopt SFAS No. 144 for the first quarter of 2002. The Company does not believe that SFAS No. 144 will materially impact results of operations.

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

     Prior to 1995, substantially all of our revenue was derived from the sale of software licenses and related implementation services to ILECs and public safety agencies. In 1994, we began investing in infrastructure to provide our 9-1-1 operations support system ("OSS") solution to telephone operating companies seeking to outsource operations. We signed our first 9-1-1 data management services contract in August 1994 and continue to add to the number of records under management. We began to recognize revenue from wireless carriers in the third quarter of 1997, and continue to increase the number of live wireless subscribers managed. In addition, we signed a contract with the General Services Commission of the State of Texas in November 1998, representing the first time that a state agency has endeavored to centralize 9-1-1 OSS and data management services with a neutral third party. On May 11, 2001, we acquired certain assets, and assumed certain liabilities, associated with the call handling and database divisions of LPSS, an internal venture of Lucent.

     With the addition of LPSS, we now provide 9-1-1 supporting hardware and software technology, including the Palladium(TM) call center and data-management systems. A number of telecommunications companies manage their 9-1-1 infrastructure with these hardware and software systems. In addition, these systems are used by public safety call centers across the nation to receive and respond to wireline and wireless enhanced 9-1-1, or E9-1-1, calls.

     We generate revenue from four of our segments, or "business units": ILEC, CLEC, Wireless and Direct. The revenue from these business units is derived from monthly data management services, maintenance, systems and new products and professional services.

     The monthly data management services include revenue from up-front NRE fees and monthly service fees. The NRE service consists primarily of the clean up of the customer's 9-1-1 data records, engineering services to enable the customer's legacy system to interface with Intrado's platform, establishing network connectivity, public safety boundary mapping, customer training and testing. The charges for these services are nonrefundable if the contract is cancelled after the services are performed. After the initial NRE fee, data management customers often buy Enhancement Services, such as additional software engineering to modify the system functionality or network services to make their network more effective. The fees received for NRE services and Enhancement Services are deferred and recognized as revenue ratably over the remaining contractual term of the arrangement.

     Under outsourcing solution contracts, we receive a monthly service fee to provide ongoing data management services that are required to keep the records current for all subscribers, to maintain and monitor network components and to support and maintain the software and systems required to provide the services. The fees received for these monthly services are recognized as revenue in the period in which the services are rendered.

     Maintenance contracts are sold to customers that purchase database and call handling systems. These contracts designate a specified amount that is to be paid over future periods for maintenance services. The fees received for maintenance are deferred and recognized as revenue ratably over the contractual term of the arrangement.

     Systems and new products revenue represents revenue recognized from the sales of new database and call handling systems as well as enhancements sold to existing systems customers. Software license revenue and related hardware sales are recognized upon execution of a contract and completion of delivery obligations, provided that no uncertainties exist regarding customer acceptance and that collection of the related receivable is reasonably assured.

     Professional services revenue is generated by providing consulting services to CLECs and is recognized in the period in which the services are rendered.

The following table represents revenue percentages by business unit:

                                   Three Months Ended September 30,                   Nine Months Ended September 30,
                           ---------------------------------------------      ---------------------------------------------
                                 Revenue                   Percent                 Revenue                    Percent
                            2001        2000         2001          2000        2001        2000          2001         2000
                           -------     -------      -------      -------      -------     -------      -------      -------
ILEC Business Unit         $12,061     $ 7,561           57%          65%     $29,794     $21,543           57%          70%
CLEC Business Unit           3,707       1,915           18           17       10,201       4,907           19           16
Wireless Business Unit       3,022       1,116           14           10        7,463       2,431           14            8
Direct Business Unit         2,216         935           11            8        5,056       1,928           10            6
                           -------     -------      -------      -------      -------     -------      -------      -------
                           $21,006     $11,527          100%         100%     $52,514     $30,809          100%         100%

     During 2000, we changed our revenue recognition policies to comply with SAB
101. Specifically, SAB 101 requires that we defer up-front NRE fees, certain enhancement fees and related incremental costs and recognize them over the lives of our contracts. The adoption of SAB 101 required us to reflect a cumulative effect of change in accounting principle as if SAB 101 had been implemented on January 1, 2000 and to restate all of our reported 2000 quarterly results.

     During the nine months ended September 30, 2001, we recognized approximately 53% of total revenue from Ameritech, BellSouth Inc., Qwest and Verizon, each of which accounted for greater than 10% of our total revenue in such period. During the nine months ended September 30, 2000, we recognized approximately 67% of total revenue from Ameritech, BellSouth Inc. and Qwest, each of which accounted for greater than 10% of our total revenue in such period.

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

     Our quarterly and annual operating results have varied significantly in the past. The variation in operating results may continue and may intensify. We believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Our operating results may continue to fluctuate as a result of many factors, including those identified above under the caption "Cautionary Note About Forward-Looking Statements" and in our Annual Report on Form 10-K under the caption "Item 1. Business - Risk Factors."

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

TOTAL COMPANY

     Total revenue increased 83%, from $11.5 million in the third quarter of 2000 to $21.0 million in the third quarter of 2001. Included in this increase is revenue related to the LPSS acquisition of approximately $5.3 million. Total direct costs increased 81%, from $7.4 million in the third quarter of 2000 to $13.4 million in the third quarter of 2001, representing 64% of total revenue for both periods. Included in this increase are direct costs related to the LPSS acquisition of approximately $2.2 million.

ILEC BUSINESS UNIT

     ILEC revenue increased 59%, from $7.6 million in the third quarter of 2000 to $12.1 million in the third quarter of 2001. ILEC revenue increased due to an increase in the number of records under management, recurring systems and new product and maintenance revenue related to the database division acquired as part of the LPSS acquisition. Included in this increase is revenue related to LPSS's database systems representing approximately $4.7 million. ILEC subscribers under management grew 3% from 85.3 million subscribers as of September 30, 2000, to 87.9 million as of September 30, 2001.

     ILEC direct costs increased 48%, from $4.2 million in the third quarter of 2000 to $6.2 million in the third quarter of 2001, representing 55% and 51% of ILEC revenue for such periods, respectively. Costs increased due to the addition of staff as a result of the LPSS acquisition as well as an increase in the amount of ILEC work performed by our software development group on ILEC enhancements during the third quarter of 2001. Included in this increase are direct costs related to LPSS's database division representing approximately $1.7 million.

     ILEC sales and marketing expenses increased 113%, from $516,000 in the third quarter of 2000 to $1.1 million in the third quarter of 2001, representing 7% and 9% of ILEC revenue for each period, respectively. ILEC sales and marketing expenses increased as a result of additional headcount acquired as part of the LPSS acquisition as well as in other ILEC sales and marketing departments to accommodate growth. Included in this increase are sales and marketing costs related to LPSS's database division representing approximately $115,000.

    ILEC research and development costs decreased 98%, from $62,000 in the quarter ended September 30, 2000 to $1,000 in the quarter ended September 30, 2001, representing 1% and 0% of ILEC revenue for such periods, respectively. ILEC research and development costs decreased primarily due to an increase in the amount of software engineering costs that were capitalized during the quarter ended September 30, 2001.

CLEC BUSINESS UNIT

     CLEC revenue increased 95%, from $1.9 million in the third quarter of 2000 to $3.7 million in the third quarter of 2001. CLEC revenue increased due to an increase in the number of records under management for new and existing customers and additional professional services recognized on new customers. We now have 43 CLEC contracts and 8.4 million subscribers, representing a 76% increase in subscribers from September 30, 2000.

     CLEC direct costs increased 97%, from $763,000 in the third quarter of 2000 to $1.5 million in the third quarter of 2001, representing 40% of CLEC revenue for both periods. The increase in CLEC direct costs is due to the hiring of additional CLEC operations staff to assist with the continued growth in records under management and to support professional services.

     CLEC sales and marketing expenses increased 84%, from $216,000 in the third quarter of 2000 to $398,000 in the third quarter of 2001, representing 11% of CLEC revenue for both periods. The increase in CLEC sales and marketing expenses is due to the hiring of additional sales and marketing personnel to accommodate growth.

    CLEC research and development costs decreased 76%, from $38,000 in the quarter ended September 30, 2000 to $9,000 in the quarter ended September 30, 2001, representing 2% and 0% of CLEC revenue for such periods, respectively. CLEC research and development costs decreased primarily due to an increase in the amount of software engineering costs that were capitalized during the quarter ended September 30, 2001.

WIRELESS BUSINESS UNIT

     Wireless revenue increased 173%, from $1.1 million in the third quarter of 2000 to $3.0 million in the third quarter of 2001. Wireless revenue increased due to an increase in the number of records under management and fees received for new products. Wireless subscribers grew 331% from 2.6 million at September 30, 2000 to 11.2 million at September 30, 2001.

     Wireless direct costs increased 200%, from $1.1 million in the third quarter of 2000 to $3.3 million in the third quarter of 2001, representing 100% and 110% of Wireless revenue for such periods, respectively. Costs increased due to the hiring of additional systems operations staff and increased systems maintenance and telephone line costs to accommodate growth. Also included in this increase are approximately $498,000 of costs incurred as a result of the LPSS acquisition. Wireless direct cost as a percentage of Wireless revenue decreased as the increase in subscribers managed covered more of the infrastructure costs.

     Wireless sales and marketing expenses increased 123%, from $284,000 in the third quarter of 2000 to $633,000 in the third quarter of 2001, representing 26% and 21% of Wireless revenue for such periods, respectively. The increase in Wireless sales and marketing expenses is due to the creation of a product management department and the hiring of additional sales personnel in 2001.

    Wireless research and development costs decreased 100%, from $117,000 in the quarter ended September 30, 2000 to $0 in the quarter ended September 30, 2001, representing 11% and 0% of Wireless revenue for such periods, respectively. Wireless research and development costs decreased primarily due to an increase in the amount of software engineering costs that were capitalized during the quarter ended September 30, 2001.

DIRECT BUSINESS UNIT

     Direct revenue increased 135% from $935,000 in the third quarter of 2000 to $2.2 million in the third quarter of 2001. Direct revenue increased due to the transition of records in the State of Texas, fees recognized for enhanced services, revenues related to our Emergency Warning and Evacuation ("EWE") system and maintenance and systems revenue related to the call handling division acquired as part of the LPSS transaction. Included in this increase are approximately $642,000 of revenue related to the call handling division acquired as part of the LPSS acquisition. The subscriber base in Texas increased 6% from 6.7 million at September 30, 2000 to 7.1 million at September 30, 2001 and EWE increased 360% from 500,000 at September 30, 2000 to 2.3 million at September 30, 2001.

     Direct costs increased 85% from $1.3 million in the third quarter of 2000 to $2.4 million in the third quarter of 2001. Costs increased due to the additional personnel and costs associated with an increased subscriber base in Texas and EWE contracts as well as additional personnel acquired as part of the LPSS transaction. Included in this increase are approximately $938,000 of direct costs related to the call handling division.

     Direct sales and marketing expenses increased 96% from $336,000 in the third quarter of 2000 to $659,000 in the third quarter of 2001, representing 36% and 30% of Direct revenue for such periods, respectively. The increase in sales and marketing costs is due to the addition of personnel acquired as part of the LPSS transaction. Included in this increase are approximately $311,000 of sales and marketing costs related to the call handling division.

    Direct research and development costs decreased 100%, from $243,000 in the quarter ended September 30, 2000 to $0 in the quarter ended September 30, 2001, representing 26% and 0% of Direct revenue for such periods, respectively. Direct research and development costs decreased primarily due to an increase in the amount of software engineering costs that were capitalized during the quarter ended September 30, 2001.

CORPORATE BUSINESS UNIT

     Corporate general and administrative expenses increased 100%, from $2.3 million in the third quarter of 2000 to $4.6 million in the third quarter of 2001. Corporate general and administrative expenses increased due to the amortization of intangibles acquired as a result of the LPSS transaction, increased headcount to accommodate growth in our corporate support departments and personnel acquired from the LPSS transaction. Costs related to the LPSS acquisition, including amortization of intangibles, were approximately $1.4 million.

     Corporate sales and marketing expenses decreased 26%, from $1.1 million in the third quarter of 2000 to $816,000 million in the third quarter of 2001, representing 10% and 4% in total revenue for such periods, respectively. Included in corporate sales and marketing are costs associated with public relations. Corporate sales and marketing expenses decreased primarily due to lower contracted service costs.

     Corporate research and development increased 168% from $447,000 in the third quarter of 2000 to $1.2 million in the third quarter of 2001, representing labor and associated travel and consulting costs related to the research and development of new product offerings.

     Net other income (expense) decreased 259%, from $196,000 in the third quarter of 2000 to $(311,000) in the third quarter of 2001, representing 2% and
(1)% of total revenue for such periods, respectively. Other income (expense) decreased due to less interest income earned from investments and increased interest expense related to new capital equipment leases and the new line of credit facility.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

TOTAL COMPANY

     Total revenue increased 70%, from $30.8 million in the nine months ended September 30, 2000 to $52.5 million in the nine months ended September 30, 2001. Included in this increase is revenue related to the LPSS acquisition of approximately $8.3 million. Total direct costs increased 73%, from $20.7 million in the nine months ended September 30, 2000 to $35.9 million in the nine months ended September 30, 2001, representing 67% and 68% of total revenue for such periods, respectively. Included in this increase are direct costs related to the LPSS acquisition of approximately $4.5 million.

ILEC BUSINESS UNIT

     ILEC revenue increased 39%, from $21.5 million in the nine months ended September 30, 2000 to $29.8 million in the nine months ended September 30, 2001. ILEC revenue increased due to an increase in the number of records under management, recurring systems and new product and maintenance revenue related to the database division acquired as part of the LPSS acquisition. Included in this increase is revenue related to LPSS's database systems representing approximately $7.4 million.

     ILEC direct costs increased 39%, from $12.1 million in the nine months ended September 30, 2000 to $16.8 million in the nine months ended September 30, 2001, representing 56% of ILEC revenue for both periods. Costs increased due to the addition of staff as a result of the LPSS acquisition as well as an increase in the amount of ILEC work performed by our software development group on ILEC enhancements during 2001. Included in this increase are direct costs related to LPSS's database division representing approximately $2.4 million.

     ILEC sales and marketing expenses increased 100%, from $1.3 million in the nine months ended September 30, 2000 to $2.6 million in the nine months ended September 30, 2001, representing 6% and 9% of ILEC revenue for such periods, respectively. ILEC sales and marketing expenses increased as a result of additional headcount acquired as part of the LPSS acquisition as well as in other ILEC sales and marketing departments to accommodate growth. Included in this increase are sales and marketing costs related to LPSS's database division representing approximately $158,000.

     ILEC research and development costs decreased 28%, from $226,000 in the nine months ended September 30, 2000 to $163,000 in the nine months ended September 30, 2001, representing 1% of ILEC revenue for both periods. ILEC research and development costs decreased primarily due to an increase in the amount of software engineering costs that were capitalized during the quarter ended September 30, 2001.

CLEC BUSINESS UNIT

     CLEC revenue increased 108%, from $4.9 million in the nine months ended September 30, 2000 to $10.2 million in the nine months ended September 30, 2001. CLEC revenue increased due to an increase in the number of records under management for new and existing customers and additional professional services recognized on new customers.

     CLEC direct costs increased 139%, from $1.8 million in the nine months ended September 30, 2000 to $4.3 million in the nine months ended September 30, 2001, representing 37% and 42% of CLEC revenue for such periods, respectively. The increase in CLEC direct costs is due to the hiring of additional CLEC operations staff to assist with the continued growth in records under management and to support professional services.

     CLEC sales and marketing expenses increased 149%, from $522,000 in the nine months ended September 30, 2000 to $1.3 million in the nine months ended September 30, 2001, representing 11% and 13% of CLEC revenue for such periods, respectively. The increase in CLEC sales and marketing expenses is due to the hiring of additional sales and marketing personnel and consultants to accommodate growth.

     CLEC research and development costs decreased 81%, from $201,000 in the nine months ended September 30, 2000 to $39,000 in the nine months ended September 30, 2001, representing 4% and 0% of CLEC revenue for such periods, respectively. CLEC research and development costs decreased primarily due to an increase in the amount of software engineering costs that were capitalized during the quarter ended September 30, 2001.

WIRELESS BUSINESS UNIT

     Wireless revenue increased 213%, from $2.4 million in the nine months ended September 30, 2000 to $7.5 million in the nine months ended September 30, 2001. Wireless revenue increased due to an increase in the number of records under management and fees received for new products.

     Wireless direct costs increased 190%, from $2.9 million in the nine months ended September 30, 2000 to $8.4 million in the nine months ended September 30, 2001, representing 121% and 112% of Wireless revenue for such periods, respectively. Costs increased due to the hiring of additional systems operations staff and increased systems maintenance and telephone line costs to accommodate growth. Wireless direct costs as a percentage of Wireless revenue decreased as the increase in subscribers managed covered more of the infrastructure costs. Also included in this increase are approximately $728,000 of costs incurred as a result of the LPSS acquisition.

     Wireless sales and marketing expenses increased 174%, from $583,000 in the nine months ended September 30, 2000 to $1.6 million in the nine months ended September 30, 2001, representing 24% and 21% of Wireless revenue for such periods, respectively. The increase in Wireless sales and marketing expenses is due to the creation of a product management department and the hiring of additional sales personnel in 2001.

     Wireless research and development costs decreased 100% from $481,000 in the nine months ended September 30, 2000 to $1,000 in the nine months ended September 30, 2001, representing 20% and 0% of Wireless revenue for such periods, respectively. Wireless research and development costs decreased primarily due to an increase in the amount of software engineering costs that were capitalized during the quarter ended September 30, 2001.

DIRECT BUSINESS UNIT

     Direct revenue increased 168% from $1.9 million in the nine months ended September 30, 2000 to $5.1 million in the nine months ended September 30, 2001. Direct revenue increased due to the transition of records in the State of Texas, fees recognized for Enhanced Services, revenues related to our EWE systems and maintenance and systems revenue related to the call handling division acquired as part of the LPSS transaction. Included in this increase are approximately $851,000 of revenue related to the call handling division acquired as part of the LPSS acquisition.

     Direct costs increased 66% from $3.8 million in the nine months ended September 30, 2000 to $6.3 million in the nine months ended September 30, 2001. Costs increased due to the additional personnel and costs associated with an increased subscriber base in Texas and EWE contracts as well as additional personnel acquired as part of the LPSS transaction. Included in this increase are approximately $1.4 million of direct costs related to the call handling division during the period.

     Direct sales and marketing expenses increased 40% from $1.0 million in the nine months ended September 30, 2000 to $1.4 million in the nine months ended September 30, 2001, representing 53% and 27% of Direct revenue for such periods, respectively. The increase in sales and marketing costs is due to the addition of personnel acquired as part of the LPSS transaction. Included in this increase are approximately $436,000 of sales and marketing costs related to the call handling division.

     Direct research and development costs decreased 87%, from $636,000 in the nine months ended September 30, 2000 to $82,000 in the nine months ended September 30, 2001. Direct research and development costs decreased primarily due to an increase in the amount of software engineering costs that were capitalized during the quarter ended September 30, 2001.

CORPORATE BUSINESS UNIT

     Corporate general and administrative expenses increased 90%, from $5.8 million in the nine months ended September 30, 2000 to $11.0 million in the nine months ended September 30, 2001, representing 19% and 21% of total revenue for such periods, respectively. Corporate general and administrative expenses increased due to the amortization of intangibles acquired as a result of the LPSS transaction, increased headcount to accommodate growth in our corporate support departments and personnel acquired from the LPSS transaction. Costs related to the acquisition, including amortization of intangibles, were approximately $2.0 million.

     Corporate sales and marketing expenses increased 12%, from $2.5 million in the nine months ended September 30, 2000 to $2.8 million in the nine months ended September 30, 2001, representing 8% and 5% in total revenue for such periods, respectively. Corporate sales and marketing expenses increased due to increased personnel and public relations charges.

     Corporate research and development expenses increased 158% from $1.2 million in the nine months ended September 30, 2000 to $3.1 million in the nine months ended September 30, 2001 representing labor and associated travel and consulting costs related to the research and development of new product offerings.

     Net other income (expense) decreased 137%, from $622,000 in the nine months ended September 30, 2000 to $(232,000) in the nine months ended September 30, 2001, representing 2% and 0% of total revenue for such periods, respectively. Other income (expense) decreased due to less interest income earned from investments and increased interest expense related to new leases and the addition of the line of credit.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception we have funded our operations with cash provided by operations, supplemented by equity and debt financing and leases on capital equipment. As of September 30, 2001, we had approximately $7.6 million in cash and cash equivalents. We anticipate that our operating cash flows will be positive in the fourth quarter of 2001 as we are beginning to generate revenue from our increased subscriber base and our wireless deployment efforts.

     We repaid $2.6 million and $1.2 million of capital lease obligations during the nine months ended September 30, 2001 and 2000, respectively. Additionally, we used $5.0 million and $3.8 million in the nine months ended September 30, 2001 and 2000, respectively, for the purchase of capital assets and software development. We currently have no material commitments for capital expenditures other than the following. On May 7, 2001, we signed an eight-year lease to occupy approximately 210,000 square feet of additional office space in Longmont, Colorado. We expect to move our corporate headquarters to Longmont beginning in early 2002, with full occupancy anticipated by the third quarter of 2002. We expect to incur between $4 million and $6 million of moving costs, leasehold improvements and capital purchases in 2002.

     In addition, we incurred an obligation to purchase approximately $4.1 million of computers in conjunction with the LPSS acquisition. The LPSS computers are held in inventory along with additional computer systems. In the third quarter of 2001, we purchased $1.7 million of computer upgrades, which are also included in our inventory. We may purchase additional systems in an effort to attain incremental operating efficiencies, especially in our ILEC and CLEC business units and to incur additional costs and expenses in connection with our acquisition of certain net assets of LPSS.

     On July 31, 2001, we entered into an agreement to establish a revolving line of credit, which is available to meet operating needs. Borrowing availability is not to exceed $15 million and is further limited to 85% of our eligible accounts receivable, as defined in the line of credit agreement. The interest rate on amounts borrowed under the line of credit is equal to the prime rate plus 2.00% per annum. The line of credit matures on July 31, 2004 and is collateralized by accounts receivable and certain other assets. As of September 30, 2001, approximately $4.0 million was outstanding. An additional $750,000 is being utilized to satisfy letter of credit obligations.

     We also have access to a maximum of $7.5 million through capital lease lines with two entities. The interest rate is equal to the entities' cost of funds at the time of each lease. Each lease schedule is collateralized by the assets that are being leased and is subject to review and approval by the lessor at the time of our application. Each lease has its own termination date, typically 36 months. As of September 30, 2001, we have utilized approximately $3.6 million of the $7.5 million available under the capital lease lines.

     On May 2, 2001, we entered into an agreement to sell 632,111 shares of our common stock to an institutional investor in a private offering exempt from registration under the federal securities laws under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The sale closed on May 10, 2001. The common stock was purchased at a negotiated price per share of $7.91, reflecting the arithmetic average of the closing price of our common stock on the Nasdaq National Market for the twenty consecutive trading days prior to the offering date. As a finder's fee, we paid a $250,000 fee and issued a warrant to purchase 31,605 shares with an exercise price of $7.91 per share and an expiration date of May 2006. Other than the finder's fee, we did not pay any other compensation or fees in conjunction with this offering of common stock. Pursuant to this offering, we registered the shares held by the institutional investor and the finder in July 2001.

     The net proceeds from this offering were $4,750,000. We used the net proceeds for general corporate purposes, including:

     o    repaying our obligations;

     o financing capital expenditures, including acceleration of our wireless deployments and development of our coordinate routing database; and

     o    working capital.

     On May 11, 2001, we acquired certain assets, and assumed certain liabilities, associated with the call handling and database divisions of LPSS, an internal venture of Lucent. As part of the acquisition, we issued 2,250,000 shares of our common stock to Lucent, incurred an obligation to pay approximately $4.8 million in cash to Lucent for inventory either as the inventory is sold or at a specified future date, and agreed to issue, 24 months from the date of closing, up to $32.9 million of mandatorily redeemable, non-voting, preferred stock ("Preferred Stock") to Lucent, subject to the attainment of specific total combined revenue ("Total Revenue") targets. No dividends will be paid on the Preferred Stock.

     The obligation to purchase approximately $4.8 million in inventory from Lucent is payable in four equal installments beginning in August 2002 and ending in May 2003 and therefore, was discounted and recorded at $4.1 million (as of the date of the acquisition). If the inventory is sold prior to May 2002, that portion of the obligation would be due and payable immediately.

     The actual amount of the Preferred Stock that we may be required to issue is subject to a 24-month contingency period, which commences on June 1, 2001. If Total Revenue meets or exceeds $258 million for that period, then Lucent is entitled to the full issuance of $32.9 million in Preferred Stock. If Total Revenue is greater than $179 million, but less than $258 million, Lucent will be entitled to a pro rata issuance of Preferred Stock at a rate of $0.417 for each dollar of Total Revenue in excess of $179 million. If we sell the call handling division to a third-party during the contingency period, then the minimum issuance threshold is reduced from $179 million to $161 million, the maximum issuance threshold is reduced to $210 million, and the pro rata issuance of Preferred Stock is raised from $0.417 for each dollar of Total Revenue in excess of $179 million to $0.67 for each dollar of Total Revenue in excess of $161 million. This commitment will not be recorded until the targets are met, if at all, and will be treated as an increase in the purchase price by increasing goodwill. The Preferred Stock will be recorded at its face value over the redemption period. The accretion will be treated as a dividend, reducing the income available to common stockholders.

     The mandatory redemption of the then issued Preferred Stock, if any, commences 30 days from initial issuance with 33% due, followed by an additional 33% due on June 1, 2004 and the remaining 34% due on June 1, 2005. Early redemption is available at our option. We must redeem shares of Preferred Stock with 25% of the gross proceeds of any underwritten public offering.

FUTURE CAPITAL NEEDS AND RESOURCES

     We anticipate that, for the foreseeable future, significant amounts of available cash flows will be utilized for:

     o capital expenditures for the expansion and enhancement of our networks and the continued development of new or enhanced products and services;

     o operating expenses to support the continued implementation of existing customer contracts, particularly in the wireless business unit;

     o    potential acquisition opportunities that may arise;

     o    debt service requirements; and

     o other general corporate expenditures, including moving and build-out costs for our new corporate facility.

     We expect cash inflows from operating activities to exceed outflows by the end of 2001. However, our success depends on the execution of our strategies, including our ability to:

     o effectively integrate the operations of LPSS with our historic business;

     o develop business and pricing models that realize benefits from economies of scale;

     o develop new and better products that we can competitively price and sell;

     o expand our services beyond our traditional business and into the highly competitive data management industry; and

     o    implement more cost effective internal processes.

We cannot be sure that we will be successful in decreasing our overall operating costs or increasing operating profits.

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

     Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fully fund our operations through 2002. In making this assessment, we have considered:

     o our consolidated cash, cash equivalents and short-term investments of $7.6 million as of September 30, 2001;

     o the availability of up to $10.2 million of funding related to our revolving credit facility as of September 30, 2001;

     o the anticipated level of capital expenditures during the remainder of 2001 and 2002;

     o presently scheduled debt service requirements during the remainder of 2001 and 2002; and

     o our expectation of realizing positive cash flow from operations during the fourth quarter of 2001.

     If our business plans change, or if economic conditions or competitive practices in the telecommunications industry change materially, our cash flow, profitability and anticipated cash needs could change significantly. In particular, any acquisition or new business opportunity could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional equity or debt funding to meet those needs.

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

     In addition, our capital needs, and our ability to adequately address those needs through debt or equity funding sources, are subject to a variety of factors that we cannot presently predict, including:

     o    the commercial success of our products and services;

     o    our ability to collect accounts receivable;

     o the amount and timing of our capital expenditures and operating income or losses;

     o    the volatility and demand of the equity and debt markets; and

     o    the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States interest rates. These exposures are directly related to our normal operating and funding activities. Historically, and as of September 30, 2001, we have not used derivative instruments or engaged in hedging activities.

INTEREST RATE RISK

     The interest payable on our new line of credit is variable and is determined based on the prime rate plus 2.00% per annum, and, therefore, is affected by changes in market interest rates on our capital lease line are also dependent on interest rates in effect at the time the lease line is drawn upon. Total liabilities outstanding at September 30, 2001 under the line of credit and capital lease lines were approximately $14.0 million. Based on amounts borrowed as of

September 30, 2001, if the markets were to experience an increase in prime lending rates of 1%, we would have a resulting decline in future quarterly earnings and cash flows of approximately $35,000.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          Exhibit
          Number                              Description
          -------   ------------------------------------------------------------
            10.1    General Electric Capital Corporation Loan and Security
                    Agreement dated as of July 31, 2001

     (b)  Reports on Form 8-K.

          On July 26, 2001, we filed a Current Report on Form 8-K to include proforma financial statements for the three months ended March 31, 2001 for the previously announced acquisition of certain assets and assumption of certain liabilities associated with the database and call handling divisions of LPSS.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INTRADO INC.
                                             (Registrant)

November 14, 2001                       \s\  George K. Heinrichs
-----------------                       ---------------------------
     Date                               George K. Heinrichs, President
                                        and Chief Executive Officer

November 14, 2001                       \s\  Michael D. Dingman, Jr.
-----------------                       -------------------------------
     Date                               Michael D. Dingman, Jr.
                                        Financial Officer