Form 10-K
period 2001-12-31
INTRADO INC
filed 2002-03-05
CIK 924505

Use these links to rapidly review the document
INTRADO INC. 2001 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-29678

INTRADO INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	84-0796285 (I.R.S. Employer Identification Number)
6285 LOOKOUT ROAD BOULDER, COLORADO (Address of Principal Executive Offices)	80301 (Zip Code)

        Registrant's Telephone Number, Including Area Code: (303) 581-5600

        Securities registered pursuant to Section 12 (b) of the Act: None

        Securities registered pursuant to Section 12 (g) of the Act:
 Common stock, par value $.001 per share
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /X/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on February 15, 2002 as reported on the Nasdaq National Market, was approximately $241,545,000.

        As of February 15, 2002, the Registrant had outstanding 15,087,091 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement, which will be issued to stockholders in conjunction with the 2002 Annual Meeting of Stockholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and the information incorporated by reference contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Item 1. Business, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation and Item 7A. Quantitative and Qualitative Disclosures About Market Risk. We intend the forward-looking statements throughout the Annual Report on Form 10-K and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend", and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this report on Form 10-K and on numerous assumptions and developments that are not within our control. Although we believe these forward-looking statements are reasonable, we cannot assure you they will turn out to be correct. Actual results could be materially different from our expectations due to a variety of factors, including the following:

  •
  our reliance on large contracts from a limited number of significant customers and their ability to pay for our services;
  •
  whether our investments in research and development will expand our service offerings and prove to be economically viable;
  •
  our ability to retain key executives, particularly George K. Heinrichs, our co-founder, President and Chief Executive Officer;
  •
  fluctuations in quarterly operating results that are due to factors beyond our control, including adverse trends in the telecommunications industry as a whole;
  •
  service and price competition from entities with substantially greater resources than us;
  •
  our ability to integrate businesses and assets that we may acquire;
  •
  constraints on our sales and marketing channels due to the fact that many of our customers compete with each other;
  •
  our ability to accurately predict and recoup the large amount of up-front expenditures necessary to serve new customers over a lengthy sales cycle;
  •
  our ability to expand our services beyond our traditional business and into the highly competitive data management industry, such as our proposed National Repository Line Level Database and our Emergency Warning and Evacuation® system;
  •
  the unpredictable rate of adoption of wireless 9-1-1 services, including possible delays in the Federal Communications Commission's mandated deployment of Phase II wireless location services;
  •
  the potential for product liability claims relating to our software;
  •
  technical difficulties and network downtime, including that caused by sabotage or unauthorized access to our systems; and
  •
  developments in telecommunications regulation and the unpredictable manner in which existing or new legislation and regulation may be applied to our business.

        This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Annual Report on Form 10-K under the caption "Item 1. Business—Risk Factors", our other Securities and Exchange Commission filings, and our press releases.

INTRADO INC.
2001 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

ITEM 1.    BUSINESS

Overview

        We are the leading provider of solutions that manage and deliver mission-critical information for telecommunications providers and public safety organizations. Our customers include incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), wireless carriers and state and local governments in North America. We have redefined the market for 9-1-1 operations support systems ("OSS") by creating the first and largest 9-1-1 service bureau, with over 204 million wireline subscriber data records and approximately 14 million activated wireless subscribers under management throughout North America.

        Within the 9-1-1 OSS market, we have developed three core competencies—data management, network transactions and notification services. We intend to leverage these competencies by expanding into the safety and commercial markets and by looking for new opportunities in the international market for emergency telecommunication services. During 2001, we applied for and received International Organization of Standardization ("ISO") 9001-2001 certification, a critical first step in our effort to enter markets in Europe and South America.

        We manage the data that enables a 9-1-1 call to be routed to the appropriate Public Safety Answering Point ("PSAP") with accurate and timely information about the caller's identification, callback number and location. We receive daily subscriber and coverage updates from our telecommunications customers, as well as public safety jurisdiction boundary changes from PSAPs. Records with data discrepancies are separated automatically and reviewed and analyzed by our data integrity team. The clean data is then inserted into the 9-1-1 system, so that 9-1-1 calls may be routed to the appropriate PSAP with the correct location and callback number. This complex and detailed process allows our customers to comply with regulatory mandates and to provide additional value-added services.

        We believe our services are comprehensive and cost-effective, as well as highly reliable and secure. Our customers may outsource virtually all of their 9-1-1 data management operations, including system activation, routine data administration, event transaction processing and performance management. Our customers include, among others, SBC/Ameritech, BellSouth, Qwest, Verizon, WorldCom, Sprint PCS, AT&T Wireless Services and the Texas Commission on State Emergency Communications.

        We were incorporated in July 1979 in the State of Colorado under the name Systems Concepts of Colorado, Inc. and reincorporated in September 1993 in the State of Delaware under the name SCC Communications Corp. In June 2001, we changed our name to Intrado Inc.

        We acquired Lucent Public Safety Systems ("LPSS") in May 2001. This acquisition gave us access to LPSS's customer base, a highly skilled and experienced staff and new intellectual property (including a patent covering access to public safety services through Integrated Services Digital Network ("ISDN") technology.

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

        Previously, carriers used closed and proprietary systems to operate their networks. These systems were often mainframe-based and were not compatible with new software and technologies, such as new advanced switching capabilities and other technologies that would allow the carrier to offer value-added services. Today, carriers need more advanced systems to improve the reliability of their networks, offer superior services and comply with the regulatory requirements of the Telecommunications Act of 1996. Emerging technologies have improved the carriers' ability to provide telecommunications services, manage operations, receive and bill customer orders and plan and engineer their systems. 9-1-1 is an essential OSS service that requires close coordination of data and network elements because changes in customer service information usually require changes in the data needed for 9-1-1 service.

        9-1-1 service includes the routing of emergency calls to the appropriate PSAP responsible for dispatching police, fire and other emergency services. Most jurisdictions in the United States now provide enhanced 9-1-1 service ("E9-1-1") which provides the wireline caller's telephone number and street address to the call handler at the PSAP. When a caller dials 9-1-1, the call is routed through the network and queries the 9-1-1 data servers. The 9-1-1 data servers associate the caller's telephone number with the caller's location and also identify the PSAP to which the call should be routed. The information in the data servers must be current and accurate for 9-1-1 calls to receive a prompt and accurate response. Each time a telephone subscriber modifies its data, such as an added telephone line or change of address, the data must be changed in the 9-1-1 database. Changes in PSAP boundaries, such as the addition of a street or a change in the name of a street, also must be changed in the 9-1-1 database. If changes to the 9-1-1 database are not made accurately and in a timely manner, the response to a 9-1-1 call could be affected. The complicated and critical process of 9-1-1 service delivery requires coordination of data from multiple sources, review and processing of the data, resolution of data errors and conflicts, and insertion of data into network and mission-critical data servers.

        Local exchange carriers are currently required to provide 9-1-1 service. According to the National Emergency Number Association, nearly 93% of the United States population is covered by some type of 9-1-1 service and approximately 95% of that coverage is E9-1-1 service.

        The wireless telecommunications industry introduces significant new challenges to 9-1-1 service delivery. Since a wireless caller's location is constantly changing, the location of the caller is not as easily identified as the fixed locations of traditional wireline calls. The Cellular Telephone Information Association estimates that approximately 140,000 9-1-1 calls are made each day from wireless phones. We estimate that approximately 25% of wireless callers cannot identify the location from which they are calling. Most wireless networks must be modified to route calls accurately to the appropriate PSAP and to provide location information.

        Recognizing the public safety need for improved wireless E9-1-1 services, the Federal Communications Commission ("FCC") issued a report and order in June 1996 that mandates wireless E9-1-1 to be accomplished in two phases. Phase I requires wireless carriers to provide the PSAP receiving the call with the 9-1-1 caller's telephone number and the location of the cell sector from which the call originated. Phase I allows the call to be routed to the PSAP that is near the caller and is assigned to handle that area. Since April 1998, wireless carriers have been required to comply with the Phase I mandate within six months after a valid PSAP request. Except in states that have passed specific cost recovery legislation, or where carriers and public safety agencies have otherwise agreed, recovery of the carriers' costs is no longer a prerequisite to the carriers' obligation to provide Phase I services.

        Phase II requires carriers to locate wireless 9-1-1 callers within more precise location parameters specified by the FCC. Under the FCC rules, wireless carriers were required to declare by October 2000 whether they would use technology in the wireless telephone handset or a network-based solution to locate wireless 9-1-1 callers. The FCC rules included a timeline for implementation that required Phase II service to be available to requesting PSAPs by October 1, 2001. However, on October 5, 2001, the FCC granted a waiver of its Phase II E9-1-1 rules to five of the six nationwide wireless carriers. These wireless carriers asserted that the unavailability of network components and other obstacles prevented them from complying with the October 1, 2001 deadline. The FCC approved, with certain modifications, the alternative deployment schedules proposed by Verizon Wireless, Sprint PCS, and Nextel Communications, for their networks, and by AT&T Wireless Services and Cingular Wireless for the GSM (Global System for Mobile communications) portion of their systems. The sixth national wireless provider, VoiceStream Wireless, also received a Phase II waiver in September 2000. The delayed Phase II deployment schedules vary by carrier. The six national providers serve more than 75% of U.S. mobile phone subscribers.

        The FCC's extensions only apply to initial Phase II milestones. All of the carriers are still planning to meet the final December 31, 2005 deadline for deployment of Phase II services.

        The FCC currently intends to impose specific reporting requirements to ensure carriers follow through on providing Phase I and II services. As of February 1, 2002, carriers are required to file quarterly reports with the FCC. The FCC also stressed that its Enforcement Bureau would be responsible for holding carriers to their deployment schedules, saying it could take action against companies that fail to meet their milestones.

        In addition to the FCC's mandate, wireless carriers are motivated to implement wireless E9-1-1 services because of their desire to improve emergency services, increasing pressure from public safety agencies and the fact that the technology required for Phase II service can also be used by wireless carriers to provide other value-added location services to their customers. These services include location-based traffic reporting, emergency roadside assistance or other services that require identifying the location of caller.

        New technologies have expanded the demand for public safety services. The expansion of the Internet into homes and wireless Internet devices introduces new vehicles to reach the public and creates the potential for increased public safety activity. Telematics devices, automobile communication devices that are used for location-based services such as traffic reporting and emergency roadside assistance, are entering the market at a rapid pace. The Strategis Group, a Washington D.C. research firm, estimates that annual telematics revenue may be more than $2.8 billion per year by 2005. In addition, telephony products and services based on Internet protocols are becoming common elements of telecommunications infrastructure. Each of these technologies introduces public safety challenges that are not addressed in a significant manner today.

        Today, carriers and other service providers, including state and local government entities, may deliver 9-1-1 data management solutions by using their own proprietary solutions, licensing the software and managing the delivery of public safety products and services themselves or outsourcing their 9-1-1 OSS needs.

Our Solutions

        We redefined the U.S. market for 9-1-1 OSS by creating the first and largest 9-1-1 data management service offering, with over 204 million wireline subscriber data records and approximately 14 million activated wireless subscribers currently under management throughout North America. We offer a cost-effective outsourcing solution that covers virtually all aspects of 9-1-1 data management, including system activation, routine data administration, event transaction processing and performance management. Our services are also secure and reliable and can interface with each carrier's proprietary or open systems. In addition, we license our 9-1-1 OSS software to carriers that wish to control the delivery of 9-1-1 services in-house. We believe that our solutions offer the following principal features and benefits:

        Focus on Data Integrity.    The accuracy of subscriber records that identify and provide caller location information is an essential element of 9-1-1 service. Our systems conduct more than 60 logical tests to prepare data for use in 9-1-1 operations and to identify data requiring further analysis. Our data integrity unit then researches and resolves any discrepancies. Our data integrity unit also creates and maintains boundary information.

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

        Leading-Edge Technology.    We believe we are the technological leader in the 9-1-1 data management services industry based on our advances in the areas of systems architecture, spatial data management and advanced network integration. Our products and services are updated regularly to comply with regulatory and industry requirements, as well as to implement innovative solutions. Our innovations include advanced intelligent call routing support, local number portability, data transaction support, technologies that improve 9-1-1 availability, a transaction-based map maintenance system, a spatial coordinate-based E9-1-1 management system and large-scale Internet applications for E9-1-1. We were the first to demonstrate data management support for wireless systems that complied with both Phase I and Phase II of the FCC's June 1996 report and order. We also have developed systems for the use of spatial coordinate data for use in managing and routing non-address specific 9-1-1 calls.

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

        Maintain and Extend Our Leadership Position in the Wireline 9-1-1 Data Management Market. We currently manage more than 188 million wireline subscriber data records out of an estimated 194 million total wireline telephone subscriber records in the United States. We intend to maintain and extend our market leadership in the wireline 9-1-1 OSS services market by adding new service and license customers, increasing the number of subscriber data records under management, enhancing our existing 9-1-1 services and supporting the evolving telecommunications infrastructure.

        Capitalize on Emerging Wireless Carrier Opportunities.    We have contracts to provide Phase I wireless 9-1-1 services to 24 wireless carriers representing approximately 68 million subscribers. As of December 31, 2001, we have deployed our wireless 9-1-1 services to approximately 13.9 million live subscribers. We believe there is a significant opportunity to increase our Phase I wireless 9-1-1 services by implementing a larger portion of the subscribers we have under contract and signing contracts with more wireless carriers. We also intend to provide Phase II wireless services. The significant growth in wireless telephone users, the FCC mandates and the increased demand for enhanced wireless service offerings present opportunities for growth in our wireless 9-1-1 services.

        Maintain and Extend Leadership Position in TelConnect(SM) Services.    We have 44 contracts to provide 9-1-1 clearinghouse services to CLECs. Under our TelConnect(SM) services, we process updates to our CLEC customers' 9-1-1 databases, prepare the data to conform to the ILEC's network requirements and insert the data into the appropriate ILEC's 9-1-1 system. Our TelConnect(SM) services allow CLECs to grow their subscriber bases while minimizing their investment in OSS technology infrastructure and personnel. CLECs receive the benefit of our 9-1-1 service delivery expertise and relationships with PSAPs and others necessary to provide 9-1-1 services. We plan to build upon our position as a neutral, carrier- independent service provider by working cooperatively with newly emerging dial tone providers, including CLECs, fixed-position wireless carriers and cable television carriers, to increase our sales of 9-1-1 TelConnect(SM) services. In addition to our base TelConnect(SM) solution, we provide other value-added products and services, such as local number portability solutions. Local number portability refers to the transfer of a telephone number from one carrier to another when a telephone subscriber chooses to change its local exchange carrier. We initiated our Alliance Program in 1999 to partner with OSS providers that provide complementary products, such as billing and customer care solutions, to CLECs. We may jointly market our products and services with our alliance partners.

        Provide Additional Services.    ILECs, CLECs and wireless carriers, as well as state and local governmental entities, all seek to apply emerging technologies in response to competitive pressures and regulatory mandates. For example, we have developed off-switch routing capabilities for carriers that have deployed the advanced intelligent network and created local number portability transaction sets in response to the local number portability mandates of the Telecommunications Act of 1996. By using the experience and economies of scale we have obtained in managing the 9-1-1 OSS infrastructure for multiple carriers, we are well positioned to continue to develop and offer flexible, scalable solutions that allow carriers to cost-effectively support new technological developments and regulatory mandates.

        Develop Applications for New Commercial Products.    By leveraging our core competency of managing dynamic subscriber location information, we believe that we are well positioned to expand into additional markets outside of traditional 9-1-1 OSS services. The rapid introduction of the Internet and wireless devices into the market presents public safety challenges that are not addressed in a significant manner today. In addition, the use of Internet protocol-based telephony is rapidly expanding and increasing the complexity of public safety services. We believe we can leverage our wireline and wireless call routing, large volume transaction processing and mission critical networks to provide solutions for these emerging technologies. Continuing change in the telecommunications market introduces substantial opportunities for growth. In response, we plan to deliver new products and services to the dynamic markets that we serve.

        There can be no assurance that we will achieve our objectives or any of the key elements of our strategy. See "Risk Factors."

Our Services and Products

        Our 9-1-1 OSS solution enables a 9-1-1 call to be routed to the appropriate PSAP along with accurate and timely information about the caller's identification, call-back number and location. We receive daily service order updates from our telecommunications carrier customers, which reflect changes to subscriber data such as address changes, telephone number changes and other changes to subscriber data that can affect 9-1-1 call processing. We also receive updates to boundary and routing data needed to route 9-1-1 calls to the appropriate PSAP. We screen this data for accuracy and analyze and resolve data discrepancies. Certain discrepancies are referred back to the customer for resolution. Screened data is inserted into the 9-1-1 databases. When a 9-1-1 call occurs, it is routed to the 9-1-1 voice switch, which queries our databases. Our databases route the call to the appropriate PSAP and simultaneously send the caller's location and call back number with the call. The data that is delivered allows PSAPs to dispatch personnel and equipment to the emergency.

Data Management Offerings

        Our data management offerings include the following:

        Systems Preparation and Administration.    To begin providing 9-1-1 data management services to our customers, we must collect, organize, review and analyze the data necessary to prepare our systems. Data preparation includes collecting information on PSAP jurisdictional boundaries, performing a full inventory of addresses located in an area and loading the subscriber information into our systems. To improve data quality and consequently, 9-1-1 service, our systems run the data through over 60 automated integrity checks. We employ over 100 data integrity analysts who resolve any data discrepancies and update the databases based on information received from customers and related sources.

        Routine Data Administration.    We receive and automatically process service order updates from telecommunications carriers on a regular basis to maintain current data in the 9-1-1 databases. Service order updates include address changes, telephone number changes and other changes that may affect 9-1-1 call processing. We usually receive between 200,000 and 250,000 service orders per day. We also frequently receive boundary updates from PSAPs reflecting changes in jurisdictional boundaries for PSAP responses. Boundary updates may include the addition of streets, changes in street names or other changes that may affect the proper routing of a 9-1-1 call. When we receive a service order update or jurisdiction change, the information received is checked for complete and appropriate data, and then distributed throughout our network of geographically dispersed servers.

        Event Transaction Processing.    When a caller dials 9-1-1 in an area that we serve, the call is routed through one of our data servers with a request for information. The server rapidly responds and delivers the caller's location and call-back number to the 9-1-1 dispatcher at the PSAP. Our data servers also control the switch that routes the call to the appropriate PSAP.

        Performance Management.    We monitor and report the performance of our service operations by measuring response time, systems availability, data accuracy and error resolution intervals, among other performance measurements. Using these measurements as a basis, we design and implement programs to improve our services continuously.

        Mapping Services.    Traditional mapping services do not provide updated geographic information often enough to ensure the accuracy of data in an emergency situation. Thus, we maintain a team of geographic information system experts, who work with carriers and public safety officials to document, review and analyze call routing boundaries and specific address information. Our mapping services unit uses advanced tools to improve existing mapping information with new and more detailed geographical information for optimal management of 9-1-1 call records. Our mapping services unit also assists in system preparation and quality control programs to ensure that geographical information is current.

        TelConnect(SM) Services.    Our TelConnect(SM) services provide a single point of contact to process and format 9-1-1 data for CLECs and independent telephone companies. CLECs and independent telephone companies may be located in multiple communities that have diverse requirements for delivery of 9-1-1 information. We have the processes and systems in place to deliver the data in communities throughout the United States. CLECs and independent telephone companies electronically transmit subscriber information to us. We then reformat the data to comply with the destination community's local standards, test for detectable errors and deliver the data to the 9-1-1 data systems serving that community. The receiving data systems may be operated by us or by a carrier that does not use our services or products. Our TelConnect(SM) services also include measurement of certain performance criteria, which allows us to continuously improve service. To provide added value to customers, we launched LNP2000(SM), a program designed to assist customers with complications in 9-1-1 processing caused by local number portability. Local number portability resulted from competition in local exchange service and refers to the need to transfer, or port, a telephone number from one telephone carrier to another when the telephone subscriber chooses to change carriers. We also have an Alliance Program, in which we are partnering with OSS providers that provide complementary service offerings to CLECs and independent telephone companies, such as billing and customer care software.

Enhanced Services of Intrado Public SafetyNet(SM) Operations Center

        We offer enhancements to our 9-1-1 OSS services that provide additional features and functions through our Public SafetyNet(SM) Operations Center. These services target specific markets and are sold either directly by us or through our customers.

        9-1-1Net®.    9-1-1Net® is an online tool that allows instant communication and makes important information available to our customers and PSAPs. Through 9-1-1Net®, users can view live address routing rules, send address updates, review inbound call load, error statistics and Automatic Location Information ("ALI") discrepancy reports, and receive new product updates.

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

        Address Verification Manager ("AVM").    AVM automatically validates address data and improves the quality of our Street Address Guide ("SAG") and Master Street Address Guide ("MSAG") data. AVM is a Web-based application that provides a link between a local exchange carrier and us. AVM facilitates automated synchronization between the SAG and MSAG databases and provides a consistent method for resolving address discrepancies.

Network Transactions Offerings

        We offer the following network transactions products:

        9-1-1Connect®.    We provide wireless carriers with 9-1-1 services similar to those provided to wireline customers and that fully comply with the FCC's Phase I mandate. Once a wireless carrier receives an activation request from a PSAP, our program managers develop a plan with the wireless carrier to activate service. This plan includes development of ILEC network interconnections for both data and voice specific to the local wireless network configuration and interface requirements. The program managers develop graphic coverage area maps that are superimposed on current maps of public safety agency boundaries. Routing recommendations can then be made and coordinated with the appropriate PSAP. As a result, 9-1-1 calls are routed to the appropriate PSAP with the callback number and cell location of the caller.

        Coordinate Routing Database ("CRDB").    CRDB is a geographically referenced database designed to meet the current and evolving issues of public safety database management. CRDB is specifically designed to assist in routing 9-1-1 calls from wireless devices to the appropriate PSAPs. PSAPs are able to save valuable time servicing mission critical emergency calls because queries obtained from the CRDB are precise, reliable and continuously updated.

        Location Platform.    In January 2002, we introduced a new Location Platform supported by our exclusive technology. This robust, cost-effective platform includes a Mobile Positioning Center ("MPC") and Gateway Mobile Location Center and offers second-generation features and choices currently unavailable from any other single vendor. The Location Platform will provide our current and future wireless customers with the flexibility and high level of reliability they require as they deploy emergency and commercial services.

Notification Offerings

        Emergency Warning and Evacuation®.    In 1999, we began selling our Emergency Warning and Evacuation® ("EWE®") system to initiate outbound calls to selected areas in the event of potential disasters such as floods, hazardous materials incidents, industrial accidents, localized weather events, and potential public safety issues such as a missing child or suspect at large. EWE® uses spatially classified location information and up-to-date telephone subscriber data to deliver voice and fax warnings to geographically targeted populations. In the near future, we expect to expand EWE® into commercial and private sector markets and to include telecommunications devices for the deaf, or TDD.

        Call List.    In 2001, we began selling our Call List system which allows public safety officials to notify key employees and first responders of mission-critical information efficiently and effectively. The service uses the same functionality as our EWE® offering but with client-supplied data, and without the spatially classified location information. In the future, we expect to expand into commercial and private sector markets.

License Products

        9-1-1 Software.    We offer 9-1-1 software to ILECs that elect to manage their own 9-1-1 data records rather than outsourcing such operations to us. We also provide custom software development services to customers with specific or local requirements through our engineering department. The engineering department develops, customizes and enhances the software using a structured approach to perform requirements analysis, software development and quality assurance.

        Palladium®.    We acquired the Palladium® product line as part of the LPSS acquisition. This product is designed for a fast-paced, emergency environment with a need for a high degree of accuracy. Relying on open, standards-based services, Palladium® support teams provide customized turnkey systems based on the specialized needs of individual PSAPs and emergency agencies.

Beyond 9-1-1

        We believe we can leverage our 9-1-1 expertise to provide other data management products and services. The new technologies entering the market, such as wireless location services, the Internet, wireless Internet devices, telematics in automobiles and Internet protocol-based telephony, present public safety challenges that are not comprehensively addressed today. We believe our expertise in managing large volumes of data, managing geographic call boundaries and operating mission-critical networks uniquely positions us to address this evolving market. Our 9-1-1 SafetyNet(SM) product provides wireless carriers and other non-traditional telecommunications service providers with the ability to properly route and deliver non-traditional 9-1-1 calls throughout the United States—a service that is currently available only on a regional or local level. Key components of 9-1-1 SafetyNet(SM) include a nationwide 9-1-1 coordinate routing data server that provides high-speed spatial routing to enable the delivery of emergency calls to the correct jurisdiction. Our 9-1-1 SafetyNet(SM) complements but does not replace the existing 9-1-1 infrastructure.

        National Repository Line Level Database ("NRLLDB").    We have developed a prototype NRLLDB platform that we expect to place into production during the second half of 2002. NRLLDB is a centralized database of ten-digit numbers to assist in determining company ownership of individual lines. This identification can potentially improve customer billing record maintenance among carriers and service providers nationwide. This database will serve as a foundation for other commercial database services in the future.

Service and Product Pricing

        For revenue derived primarily from monthly data management services, maintenance and professional services, we typically enter into long-term contracts with our customers, ranging from two to ten years. Within the terms of these contracts, pricing is negotiated based on a variety of economic conditions, including current and expected market conditions, scope of work, value of services provided and expected modifications and enhancements.

        For revenue derived from system and new product sales, including sales of software enhancements, pricing is primarily based on a competitive proposal and acceptance process that takes into account a variety of factors including our costs to acquire, develop or produce the related system or software enhancement, recovery of overhead and profit and the relative value to the customer.

Seasonality

        The timing of our customer's internal capital budgeting processes occasionally may have an impact on our ability to sell new software products and service offerings. As a result, our business and financial results may be affected. Although we do not consider our business to be highly seasonal, we generally experience higher revenue, especially in the area of system and software sales and enhancements, in the second half of the year.

Customers

        We provide our products, services and systems to a range of customers, including ILECs, CLECs, wireless carriers and state and local government agencies. Although we license our software to ILECs and provide 9-1-1 data management services indirectly to over 750 independent telephone companies, we depend on large contracts from a limited number of significant customers. In 2001, approximately 50% of our revenues were derived from four customers. See "Risk Factors." Although we intend to expand our customers to include potential purchasers of our EWE® and NRLLDB products, there is no assurance that we will succeed.

        Historically, we have entered into contracts with carriers and their affiliates to provide services to some or all of the carrier's operating entities, and we have contracts that govern the licensing of our proprietary software. We currently have four revenue generating segments. Set forth below is a partial list of carriers utilizing our services or products, which we believe are representative of our overall customer base at this time.

ILEC:	Our customers include SBC/Ameritech, BellSouth, Qwest and Verizon.
CLEC:	Our customers include WorldCom, AT&T Broadband, TriVergent Communications and Nextlink Communications.
Wireless:	Our customers include CommNet Cellular, AT&T Wireless Services, Sprint PCS, Qwest Wireless, Nextel and Nextel Partners.
Direct:	We have a contract with the General Services Commission of the State of Texas, which was assigned to the Texas Commission for State Emergency Communications.

See Note 9 of our financial statements for further information regarding our reportable segments.

Sales and Marketing

        Our marketing efforts target key carriers, government bodies and PSAPs in each geographical market through advertising in telecommunications industry publications, participation in trade shows, presentations at technical conferences and other initiatives. Additionally, our employees serve as the chairpersons and members of key standards committees related to emergency communications services. Although our sales strategy relies primarily on our direct channels of distribution, we also have an Alliance Program to jointly market our TelConnect(SM) services with OSS companies who sell complementary products. We have dedicated account teams to work with each existing and potential customer. Our account teams develop relationships with 9-1-1 service providers through a consultative, problem-solving sales process and work closely with customers and potential customers to determine how their needs can be fulfilled by our services. Sales cycles range from one month to three years.

Research and Development

        We direct our research and development efforts toward providing highly scalable, fault tolerant applications to the public safety, telecommunications and wireless industries. Development efforts in process are focused on integrating internet technology, spatial data mapping systems, advanced switching and transport elements capable of interfacing with existing networks and enabling the more efficient E9-1-1 OSS processes that improve data quality. Our research and development expenses totaled approximately $6.4 million, $4.2 million and $1.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Competition

        The market for 9-1-1 OSS solutions is intensely competitive and we expect competition to increase in the future. We believe that the principal competitive factors affecting the market for 9-1-1 OSS solutions include effectiveness of existing infrastructure, reliability, manageability, technical features, wireless support, performance, ease of use, price, scope of product offerings and customer service and support. Although we believe that our solution competes favorably with respect to these factors, we may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service support, technical and other competitive resources.

        Our principal competitors fall generally within one of three categories:

  •
  internal development departments of major carriers or consulting firms that support such departments;

  •
  companies that offer applications featuring portions of our comprehensive set of E9-1-1 solutions; and

  •
  larger companies that are either in the process of entering our market or have the potential to develop comparable products and services.

        Potential customers sometimes rely on their own internal development teams to formulate 9-1-1 OSS services or retain consultants to undertake such a project. We believe that our 9-1-1 OSS solution competes favorably with internally developed systems, which may be expensive to develop and maintain, may not provide a comprehensive, reliable approach to 9-1-1 OSS services and may not provide the flexibility to adapt readily to regulatory, technological and market changes.

        In addition, a number of companies currently market or have under development software products and services to provide 9-1-1 administration. We compete with a few relatively smaller companies, including TeleCommunications Systems and Signal Soft for the provision of 9-1-1 OSS services to wireless carriers. We also compete with a few relatively smaller companies for CLEC 9-1-1 services, including HBF Group. Although we expect more significant competition to emerge in the future, we believe that, to date, none of these companies offer products or services that are as robust in features or as comprehensive in scope as our products and services. While it is likely that these companies may develop products that are competitive with our current service offerings, we intend to expand our capabilities by dedicating significant resources to product development. Nonetheless, we expect additional competition from established competitors and from emerging companies. Mergers or consolidations among these competitors or acquisitions of these companies by larger competitors would make them more formidable competitors. Our current and potential competitors may develop products and services that may be more effective than our 9-1-1 data management solutions, rendering our technologies and offerings obsolete.

        Finally, a number of competitors have successfully marketed and sold various products and services, such as billing software and advanced telecommunications equipment, to our customers and potential customers. In addition, vendors of telecommunications software and hardware may enhance their products to include functionality that is currently provided by our solutions. The widespread inclusion of the functionality of our service offerings as standard features of other telecommunications software or hardware could render our services obsolete and unmarketable, particularly if the functionality were comparable to that of our services. Furthermore, even if the 9-1-1 functionality provided by telecommunications software or networking hardware is more limited than that of our services, a significant number of customers may elect to accept more limited functionality in lieu of purchasing additional products or services. Many of these larger companies have longer operating histories, greater name recognition, wider access to customer bases and significantly greater financial, technical and marketing resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote more resources to the promotion and sale of their products and services, than us. If larger companies enter our market, we believe that they will be required to undertake operations that are currently not within their core areas of expertise, and thus expose them to significant uncertainties in the product development process or in providing a range of products and services to comprehensively address 9-1-1 requirements. However, if these companies were to introduce products or services that effectively compete with our service offerings, they may be in a position to substantially lower the price of their 9-1-1 products and services or to bundle 9-1-1 such products and services with their other product and service offerings.

        For the foregoing reasons, we may not be able to compete successfully against our current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially and adversely affect our business, financial condition and results of operations.

Proprietary Rights

        We currently have three patent applications pending at the U.S. Patent and Trademark Office, which are in the confidential approval process but have not yet been issued. We have a limited exclusive license to five issued patents and 11 pending patents. We are the owner of the following registered trademarks and service marks: 9-1-1Net®; 9-1-1 Extended Architecture®; 9-1-1 National Reference Center®; 9-1-1XA®; 9-1-1NRC®; EWE®; Emergency Warning and Evacuation®; 9-1-1Connect®; 911plus®; Palladium®; LifeSafety®; Critical information for critical situations®; and SCC® (stylized). We are the owner, and are seeking federal registration, of the following marks: 911.netSM; LNP2000SM; TelConnectSM; CallMachineSM; RealWorld9-1-1SM; SCC™; Intrado™; the Intrado logo; Informed Response™; Helping you respond at the speed of life™; Loc-ALI™; IntelliCastSM; IntelliBaseSM; IntelliLinkSM; "When it counts. Where it counts. We make connections.™"; and our new triangle beacon design. We are the owner under common-law of the following marks: Intelligent PSAP Solution™, E9-1-1 Gateway™, Telco-Map Server™, Total digital PSAP™, Idata™, ASKII™, ASK™, Database Management System™ and PSMAP™.

Employees

        As of February 15, 2002, we employed 691 full-time employees in thirteen states. Of these employees, 108 were involved in research and development, 86 in sales and marketing, 380 in technical support and operations and 117 in administration and finance. No employees are covered by any collective bargaining agreements. We believe that our relationships with our employees are good.

Facilities

        Our corporate headquarters and principal administrative, sales and marketing, research and development and support facilities consist of locations in:

  •
  Boulder, Colorado where we occupy approximately 80,000 square feet of office space under a lease that expires December 31, 2002. As of January 31, 2002, the annual base rent for this facility was approximately $950,000. We do not plan to renew this lease and will be moving our corporate headquarters to our facility in Longmont, Colorado in 2002.

  •
  Longmont, Colorado where we occupy 210,000 square feet of office space under a lease expiring December 2009. As of January 31, 2002, the annual base rent for this facility was approximately $2.1 million.

  •
  Lisle, Illinois where we occupy 30,000 square feet of office and warehouse space under a lease that expires August 2007. As of January 31, 2002, the annual base rent for this facility was approximately $446,000.

  •
  Austin, Texas where we occupy an additional 2,100 square feet of office space under a lease that expires November 30, 2003. As of January 31, 2002, the annual base rent for this facility was approximately $39,000.

All of the above leases provide for periodic defined increases in rent throughout the lease terms.

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

        We depend on large contracts from a limited number of significant customers. We provide our services to a range of customers, including incumbent local exchange carriers, competitive local exchange carriers, wireless carriers and state and local government agencies. During the year ended December 31, 2001, we recognized approximately 50% of our total revenue from SBC/Ameritech, BellSouth Inc., Qwest and Verizon, each of which accounted for greater than 10% of our revenue. During the year ended December 31, 2000, we recognized approximately 66% of total revenue from SBC/Ameritech, BellSouth Inc. and Qwest, each of which accounted for greater than 10% of our revenue. No other customers accounted for more than 10% of our total revenue during those periods. We believe that these customers may continue to represent a substantial portion of our total revenue in the future. Certain contract provisions allow these customers to cancel their contracts with us in the event of changes in regulatory, legal, labor or business conditions. Our contracts with these customers expire in 2005. The loss of any of these customers could have a material adverse effect on our business, financial condition and results of operations.

Our market is characterized by rapid technological change, and we could lose our competitive position and fail to grow our business if we are not successful in developing new products and services and recovering our costs.

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

If we are unable to retain key executives, our operating results and growth potential may be adversely affected.

        Our success greatly depends on our ability to attract and retain key technical, sales, and executive personnel. We are especially dependent on the continued services of our senior management team, particularly George K. Heinrichs, our co-founder, President and Chief Executive Officer. Members of our executive team are not subject to employment contracts and, as a result, they can terminate their employment at any time. The loss of Mr. Heinrichs, or any other member of our senior management team, could adversely affect our operating results and growth potential.

The market price of our common stock may experience price fluctuations for reasons over which we have no control, including trends that affect the telecommunications industry as a whole.

        Recently, stock prices of companies in telecommunications companies have been especially volatile for reasons that may or may not be related to the operating performance of the affected companies. The market price of shares of our common stock has fluctuated greatly since our initial public offering and could continue to fluctuate due to a variety of factors, some of which are not within our control. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

The market for 9-1-1 data management solutions is highly competitive, and we could lose our market position if we fail to compete effectively.

        The market for 9-1-1 data management solutions is intensely competitive and we expect competition to increase in the future. We believe that the principal competitive factors affecting the market for 9-1-1 data management services include flexibility, reliability, manageability, technical features, performance, ease of use, price, scope of product offerings, and customer service and support. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, support service, technical and other competitive resources.

Our operating results may fluctuate, causing our stock price to decline.

        Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. We experienced net losses of approximately $1.3 million, $9.5 million and $5.8 million in 1999, 2000 and 2001, respectively. Therefore, you should not rely on period-to-period comparisons of revenue or operating results as an indication of our future performance. If our quarterly revenue or operating results fall below the expectations of the investors or securities analysts, the price of our common stock could fall substantially.

If New Venture Partners II LP, owner of approximately 14.9% of our outstanding common stock as of February 15, 2002, sells large volumes of our common stock within a short period of time, the market price of our common stock may decline.

        New Venture Partners II LP ("NVP II") owns 2,250,000 shares of our common stock, representing approximately 14.9% of our outstanding common stock as of February 15, 2002. The shares owned by NVP II are subject to a registration rights agreement that allows NVP II to demand registration, beginning in November 2001, of up to 25% of its Intrado common stock in any six-month interval, until 100% of NVP II's holdings of Intrado common stock have been sold. Moreover, if we decide to issue additional securities or to register securities held by another stockholder by filing a registration statement with the SEC, we may be required to register up to 100% of the common stock held by NVP II for immediate resale. If NVP II exercises its registration rights and sells large volumes of our common stock within a relatively short period of time, the market price of our common stock may decline.

        Notwithstanding its registration rights, NVP II may begin to sell their shares of Intrado common stock under an exemption from registration beginning as early as May 2002. This could also cause the market price of our common stock to decline.

If we are required to issue redeemable preferred stock in conjunction with our acquisition of LPSS, our liquidity may be adversely affected and the market value of our common stock may decline.

        In conjunction with our acquisition of LPSS, we agreed to issue up to $32.9 million of mandatorily redeemable, non-voting, preferred stock, subject to the attainment of specific total combined revenue targets during a 24-month contingency period that began on June 1, 2001. The 24-month revenue targets range from $161 million to $258 million, depending on certain contingencies that are explained in detail in the "Management's Discussion and Analysis—Liquidity and Capital Resources" section of this Annual Report on Form 10-K. Over the seven-month period beginning on June 1, 2001 and ending on December 31, 2001, we recorded approximately $55.3 million in total combined revenue. If we meet the revenue targets and are required to issue redeemable preferred stock, our liquidity may be adversely affected and the market value of our common stock may decline.

Our corporate documents and Delaware law make a takeover of our company more difficult, which may adversely affect the market price of our common stock.

        Our charter and bylaws and Section 203 of the Delaware General Corporation Law contain provisions that may enable our management to resist a corporate takeover. Among other things, the board of directors has the ability to issue "blank check" preferred stock without stockholder approval. Furthermore, our directors are divided into three classes with staggered terms. These provisions may discourage, delay or prevent a change in control or a change in our management. These provisions also could discourage proxy contests and make it more difficult for you to elect directors and take other corporate actions. In addition, these provisions could adversely affect the price that investors are willing to pay for shares of common stock and prevent you from realizing the premium return that stockholders may receive in conjunction with a corporate takeover.

The value of your common stock may decrease if employees and other security holders exercise their options and warrants.

        As shown in the table below, as of December 31, 2001, we have reserved an additional 3,101,368 shares of common stock for future issuance upon exercise of outstanding options and redeemable warrants.

	Range of Exercise Prices	Weighted Average Exercise Price	Shares Reserved for Future Issuance
Options	$0.30 - $32.86	$8.59	3,013,784
Redeemable Warrants	$6.03 - $ 7.91	$6.62	87,584

Total			3,101,368

We plan to issue additional options and may issue additional warrants in the future. If any of these securities are exercised, you may experience dilution in the market value and earnings per share of your common stock.

If we fail to integrate businesses and assets that we may acquire, we may lose customers and our liquidity, capital resources and profitability may be adversely affected.

        Although we have no current plans to acquire other businesses, we plan to evaluate strategic acquisitions as part of our long-term business strategy. Acquisitions often involve a number of special risks, including the following:

  •
  we may experience difficulty integrating acquired operations and personnel;

  •
  we may be unable to retain acquired customers;

  •
  we may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures, and policies;

  •
  the businesses we acquire may fail to achieve the revenues and earnings we anticipated, causing us to incur additional debt to fund operations and to amortize goodwill and other intangible assets on an expedited basis;

  •
  our resources may be diverted in asserting and defending our legal rights and we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire; and

  •
  the acquisition may disrupt our ongoing business and dilute your ownership interest.

Any of these factors could have a material adverse effect on our business.

Substantially all of our revenue is derived from our 9-1-1 data management solution and our operating results may depend upon our ability to continue to sell this solution.

        We currently derive substantially all of our revenue from the provisioning of our 9-1-1 data management solution to incumbent local exchange carriers, competitive local exchange carriers, wireless carriers and state and local government agencies. Accordingly, we are susceptible to adverse trends affecting this market segment, including government regulation, technological obsolescence and the entry of new competition. We expect that this market may continue to account for substantially all of our revenue in the near future. As a result, our future success depends on our ability to continue to sell our 9-1-1 solution, maintain and increase our market share by providing other value-added services to the market, and successfully adapt our technology and services to other related markets. Markets for our existing services and products may not continue to expand and we may not be successful in our efforts to penetrate new markets.

Our business is subject to government regulation and other legal uncertainties, which could adversely affect our operations.

        The market for our services and products has been influenced by various laws and regulations, including:

  •
  the adoption of regulations under the Telecommunications Act of 1996;

  •
  the duties imposed on us as a result of our status as a CLEC;

  •
  the duties imposed on ILECs by the Telecommunications Act of 1996 to open the local telephone markets to competition;

  •
  the responsibilities of local exchange carriers to provide subscriber records to emergency service providers under the Wireless Communications and Public Safety Act of 1999;

  •
  the impact of various federal and state regulations on wireless carriers that provide enhanced 9-1-1 service;

  •
  various state and local requirements, including but not limited to jurisdictions in which we are a regulated utility and may be a party to various regulatory actions; and

  •
  the Phase I and Phase II requirements imposed on carriers by the Federal Communications Commission in its June 1996 report and order.

Any changes to these legal requirements, including those caused by the adoption of new laws and regulations or by legal challenges, could have a material adverse effect upon the market for our services and products. In particular, any delay in implementation of the requirements imposed by the Federal Communications Commission could have a material adverse effect on our business, financial condition and results of operations.

We could incur substantial costs from product liability claims relating to our software.

        Because our services and licensed software products are utilized by our customers to provide critical 9-1-1 services, we are subject to product liability and related claims. Our agreements with customers typically require us to indemnify customers for our own acts of negligence and non-performance. Product liability and other forms of insurance are expensive and may not be available in the future. We cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in sufficient amounts or that our insurer may not disclaim coverage as to a future claim. A product liability or similar claim may adversely affect our business, operating results or financial condition.

Our operating results could be adversely affected by any interruption of our services or system failure.

        Our operations depend on our ability to maintain our computer and telecommunications equipment and systems in effective working order, and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, sabotage, unauthorized access to our system or similar events. Although all of our mission-critical systems and equipment are designed with built-in redundancy and security, any unanticipated interruption or delay in our operations could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any addition or expansion of our facilities to increase capacity could increase our exposure to damage from fire, natural disaster, power loss, telecommunications failure, unauthorized access or similar events. Our property and business interruption insurance may not be adequate to compensate us for any losses that may occur in the event of a system failure or a breach of security. Furthermore, insurance may not be available to us at all or, if available, may not be commercially reasonable.

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

ITEM 2.    PROPERTIES

        Refer to the disclosure under the caption "Item 1. Business—Facilities."

ITEM 3.    LEGAL PROCEEDINGS

        We are not a party to any litigation that we believe could have a material adverse effect on our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market under the symbol "TRDO." We commenced our initial public offering of the common stock on June 24, 1998 at a price of $12 per share. Prior to this date, there was no public market for our common stock. The following table sets forth the high and low closing market prices for each full quarterly period within the last two fiscal years and from January 1, 2002 through February 15, 2002.

	Stock Price
2002
	High	Low
January 1, 2002 - February 15, 2002	$26.83	$17.91
2001
Fourth Quarter	$33.17	$24.95
Third Quarter	$27.00	$14.18
Second Quarter	$17.17	$6.25
First Quarter	$9.75	$4.00
2000
Fourth Quarter	$8.19	$4.06
Third Quarter	$8.63	$5.25
Second Quarter	$9.25	$5.06
First Quarter	$15.31	$5.44

        As of February 15, 2002, there were 117 stockholders of record.

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data is qualified by reference to and should be read in conjunction with our financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The statement of operations data for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data at December 31, 2001 and 2000 are derived from, and are qualified by reference to, the audited financial statements and notes included in Item 8. The statement of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data at December 31, 1999, 1998 and 1997 are derived from audited financial statements not included in this Annual Report on Form 10-K. The 2001 statement of operations and balance sheet data include amounts related to our May 2001 acquisition of LPSS. Pro forma information reflects results from operations as if Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition in Financial Statements" had been adopted prior to January 1997.

	December 31,
	2001	2000	1999	1998	1997
	(Amounts in Thousands, Except Per Share Data)
Statement of Operations Data:
Revenue	$78,187	$43,124	$32,584	$34,449	$27,072
Costs and expenses:
Direct costs	48,723	28,868	22,736	20,200	15,923
Sales and marketing	13,109	8,869	5,314	4,119	3,850
General and administrative	15,179	8,343	4,931	4,959	3,227
Research and development	6,423	4,174	1,740	1,376	738

Total costs and expenses	83,434	50,254	34,721	30,654	23,738
Net income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle	(5,826)	(6,418)	(1,062)	3,880	4,783
Net income (loss)	(5,826)	(9,500)	(1,288)	2,971	1,875
Depreciation and amortization	8,897	5,408	5,117	4,315	3,534
Taxes	409	289	459	95	18
Interest income (expense)	(579)	712	607	(294)	(879)
Net earnings (loss) per share from continuing operations before extraordinary item and cumulative effect of change in accounting principle:
Basic	$(0.43)	$(0.57)	$(0.10)	$0.53	$2.17

Diluted	$(0.43)	$(0.57)	$(0.10)	$0.38	$0.54

	December 31,
	2001	2000	1999	1998	1997
	(Amounts in Thousands)
Balance Sheet Data:
Cash and cash equivalents	$15,716	$5,036	$8,354	$10,266	$2,503
Short-term and long-term investments in marketable securities	—	6,939	13,158	9,815	—
Current assets	43,817	22,530	24,821	26,391	7,351
Current liabilities	28,035	8,391	6,807	8,713	10,021
Working capital	15,782	14,139	18,014	17,678	(2,670)
Goodwill and other intangibles, net	22,148	—	—	—	—
Total assets	95,435	44,669	41,780	45,095	21,106
Long-term capital lease obligation	3,429	1,511	2,038	2,791	4,321
Total debt	13,834	3,618	4,009	4,409	9,515
Total stockholders' equity (deficit)	49,030	24,697	32,935	33,591	(11,867)

	December 31,
PRO FORMA EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
	1999	1998	1997
	(Amounts in Thousands, Except Per Share Data)
Pro forma net income (loss) from continuing operations before extraordinary item and change in accounting principle	$(1,139)	$3,205	$4,012

Pro forma net income (loss) applicable to common stock	$(1,365)	$2,296	$1,104

Pro forma net earnings (loss) per share from continuing operations before extraordinary item and change in accounting principle:
Basic	$(0.10)	$0.50	$2.16

Diluted	$(0.10)	$0.31	$0.46

Pro forma net earnings (loss) per share:
Basic	$(0.12)	$0.36	$0.59

Diluted	$(0.12)	$0.22	$0.13

Shares used in computing pro forma net earnings (loss) per share:
Basic	10,989,091	6,433,564	1,857,413

Diluted	10,989,091	10,334,556	8,788,816

See Note 3 of Notes to Financial Statements for an explanation of the determination of the shares used in computing net income (loss) per share.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are the leading provider of solutions that manage and deliver mission-critical information for telecommunications providers and public safety organizations. Our customers include ILECs, CLECs, wireless carriers and state and local governments in North America. We manage the data that enables a 9-1-1 call to be routed to the appropriate public safety agency with accurate and timely information about the caller's identification, callback number and location.

        With our acquisition of LPSS in May 2001, we now provide 9-1-1 supporting hardware and software technology, including the Palladium® call center and data-management systems. A number of telecommunications companies manage their 9-1-1 infrastructure with these hardware and software systems. In addition, these systems are used by public safety call centers across the nation to receive and respond to wireline and wireless E9-1-1 calls.

        We generate revenue from four of our five segments, or "business units": ILEC, CLEC, Wireless and Direct. The revenue from these business units is derived from monthly data management services, maintenance, sales of systems and new products and professional services.

        The following table represents revenue amounts and percentages by business unit:

	Year Ended December 31,
	Revenue			Percent
	2001	2000	1999	2001	2000	1999
ILEC	$44,987	$28,757	$26,723	58%	67%	82%
CLEC	$14,035	$7,280	$3,793	18%	17%	12%
Wireless	$11,093	$4,172	$1,739	14%	10%	5%
Direct	$8,072	$2,915	$329	10%	6%	1%

        Historically, substantially all of our revenue has been generated from sales to customers in the United States. However, we may attempt to enter international markets, which may require significant management attention and financial resources. International sales are subject to a variety of risks.

        Our expense levels are based in significant part on our expectations regarding future revenue. Certain components of our revenue growth are difficult to forecast because the market for our services is evolving rapidly and the length of our sales cycle and the size and timing of significant customer contracts vary substantially. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected changes in operations.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. While preparing these financial statements, we made estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, capitalized software costs, income taxes, warranty obligations, long-term service contracts, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

  •
  persuasive evidence of an arrangement exists

  •
  the price is fixed and determinable

  •
  delivery has occurred or services have been rendered; and

  •
  collectibility is reasonably assured.

        Changes in either our underlying assumptions used to determine if the above criteria have been met or the vendor-specific objective evidence obtained to support each of the above criteria, may result in the deferral of additional revenue and cost amounts associated with the specific contract performance elements noted above if the above criteria cannot be met on an ongoing basis. See Note 3 of the Notes to Consolidated Financial Statements.

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        As further discussed in Note 3 of the Notes to Consolidated Financial Statements, as of December 31, 2001 we had over $4 million of inventory related to the LPSS acquisition. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required.

        We also capitalize certain software development costs related to significant new product offerings after technological feasibility is established and prior to general release. See Note 3 of the Notes to Consolidated Financial Statements. If we are unable to successfully develop and market these software products, we may not recover the capitalized costs, thus resulting in potential write-downs which may impact the profitability of future periods.

        During the year ended December 31, 2001, we did not record an income tax benefit for any currently generated net operating loss carryforwards or net increases in deferred tax assets because we believe the criteria for recognition was not met. We increased the valuation allowance to completely offset the increase in our net deferred tax assets. If we determine in the future that we will be able to realize our deferred tax assets in excess of the recorded amount, we will adjust the deferred tax asset and increase income during the period we made that determination. If we determine that we will not be able to realize all or part of the net deferred tax asset in the future, we will adjust the deferred tax asset and decrease income during the period we made that determination. As of December 31, 2001, we had net operating loss carryforwards of approximately $18.8 million available to offset future net income for U.S. federal income tax purposes.

Results of Operations

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Total Company

  Revenue

        Total revenue increased $35.1 million, or 81%, from $43.1 million in 2000 to $78.2 million in 2001. The increase is attributable to increased sequential revenue performance in each of the four business units.

  •
  ILEC revenue increased by $16.2 million, from $28.8 million in 2000 to $45.0 million in 2001. Successful integration of the LPSS business, which closed on May 11, 2001, accounted for $15.2 million of the increase, with the balance coming from sales of new product offerings, additional software licensing and network enhancements for existing customers.

  •
  CLEC revenue increased by $6.7 million, from $7.3 million in 2000 to $14.0 million in 2001, due to the continued increase in the number of customers and subscribers served to 9.1 million, up from 5.4 million in 2000.

  •
  Wireless revenue increased by $6.9 million, from $4.2 million in 2000 to $11.1 million in 2001, primarily due to services provided to the increased subscriber base of 13.9 million, up from 3.2 million in 2000.

  •
  Direct revenue increased by $5.2 million, from $2.9 million in 2000 to $8.1 million in 2001. Activity from the LPSS acquisition, including sales of systems and ongoing maintenance to PSAPs, accounted for $2.4 million of the increase. The remaining $2.8 million of the increase was attributable to an increase in the number of subscribers from approximately 700,000 in 2000 to approximately 2.3 million in 2001 and sales of new EWE® products.

  Costs

        Total costs increased 66%, or $33.1 million, from $50.3 million in 2000 to $83.4 million in 2001, representing 117% and 107% of total revenue, respectively. This increase is attributable primarily to:

  •
  $15.4 million of expenses related to the integration of the LPSS acquisition, of which $12.5 million represented direct operating costs, such as salaries, retention bonuses and maintenance expenses for sub-contracted services provided by third-party vendors, and an additional $2.9 million represented amortization of goodwill and other intangibles.

  •
  $6.0 million in direct costs associated with headcount and other operating expenses for the delivery of services to our increased subscriber base.

  •
  $4.2 million of additional sales and marketing expense related to new product promotions, increased participation in national trade shows and public relations charges.

  •
  $5.3 million increase in corporate general and administrative costs related to additional investments in infrastructure and personnel, increased legal fees associated with legislative and regulatory issues, increased rent expenses due to a new lease for our Longmont facility and increased payouts of corporate incentive bonuses to eligible employees.

  •
  $2.2 million of additional research and development to support new product identification and design.

  Net Loss

        Net Loss decreased by $3.7 million, from $9.5 million in 2000 to $5.8 million in 2001, primarily due to:

  •
  An $8.8 million increase in ILEC net income, from $8.3 million in 2000 to $17.1 million in 2001, which included $2.0 million of net income related to the LPSS database division, $3.2 million of additional net income primarily due to higher margins on sales of software enhancements to new and existing customers, and $3.6 million attributable to our ability to leverage operating expenses against increased sales.

  •
  A $3.4 million increase in CLEC net income, from $3.1 million in 2000 to $6.5 million in 2001, primarily due to a $6.7 million increase in CLEC revenue at a 59% gross margin.

  •
  A $2.4 million reduction in the operating loss in our Direct Business Unit, from $4.6 million in 2000 to $2.2 million in 2001. Gross margins improved in 2001 to 3%, from a negative 76% in 2000, due to the integration of the LPSS call handling division and resulting sales of systems to customers at higher gross margins. We also implemented cost control initiatives, which resulted in a decline in operating expenses, as a percentage of revenue, from 77% in 2000 to 31% in 2001.

  •
  A $3.1 million one-time charge in 2000 attributable to a cumulative effect of change in accounting principle for the implementation of SAB 101.

These benefits were partially offset by:

  •
  $11.0 million of additional expenses in 2001 attributable to the Corporate Business Unit, primarily related to increased headcount to support expanded operations, new product offerings and research and development; and

  •
  $2.9 million of amortization expense related to goodwill and other intangibles acquired as part of the LPSS acquisition.

  Balance Sheet Items

        Inventory.    The inventory balance at December 31, 2001 of $6.8 million was primarily comprised of two components:

  •
  $2.7 million related to server upgrades for existing systems that may be used in customer sites; and

  •
  $4.1 million related to eight high-capacity, high-speed servers acquired in the LPSS acquisition.

During 2001, we upgraded and sold six of the server upgrades to existing customers, but deferred the revenue associated with these sales because they were not fully installed at the customer locations on December 31, 2001. We currently have commitments from customers for the majority of the remaining server upgrades. We are pursuing various sales channels for our eight high-capacity, high-speed servers.

        Goodwill and Other Intangibles.    The $25.0 million excess of the LPSS purchase price over the estimated fair value of net tangible assets acquired was allocated to goodwill and other intangibles, including workforce, intellectual property and customer contracts. During 2001, we amortized the goodwill and other intangibles using the straight-line method of amortization over their useful lives ranging from three to seven years and incurred $2.9 million in amortization expense. As discussed further in Note 4 of the Notes to Consolidated Financial Statements, we will no longer amortize the workforce intangible and goodwill beginning in 2002 when we adopt Statement of Financial Accounting Standards No. 142. During 2001, we amortized $1.4 million related to the intangibles that will no longer be amortized in 2002.

        Accounts receivable increased 96%, from $7.2 million at December 31, 2000 to $14.1 million at December 31, 2001. Approximately $5.6 million of this increase was due to the addition of several major customers in conjunction with the LPSS acquisition, with the remainder attributable to increased sales to new and existing customers.

        Current liabilities increased $19.6 million from $8.4 million at December 31, 2000, to $28.0 million at December 31, 2001. This increase is primarily a result of:

  •
  Accounts Payable  increased $3.4 million, from $1.2 million in 2000 to $4.6 million in 2001 as a result of capital and inventory purchases and a general increase in trades payable to support overall growth in expenses.

  •
  Accrued Liabilities—Current  increased $4.9 million, from $4.9 million in 2000 to $9.8 million in 2001 as a result of increased payroll related accruals, including retention bonuses for the LPSS employees, increased vacation accruals in line with the increase in our overall employment and accruals for maintenance expenses with IBM.

  •
  Current Portion of Capital Lease Obligations  increased $1.9 million, from $2.1 million in 2000 to $4.0 million in 2001 as a result of additional financing of capital expenditures and inventory purchases under our available lease line of credit.

  •
  Deferred Contract Revenue—Short Term  increased $5.0 million, from $200,000 in 2000 to $5.2 million in 2001, as a result of advanced billings for maintenance services provided to customers acquired in the LPSS acquisition and computer upgrades which have been shipped but not yet installed.

        Long-term liabilities increased $6.8 million from $11.6 million at December 31, 2000, to $18.4 million at December 31, 2001. This increase is primarily a result of:

  •
  Long-Term Capital Lease Obligations  increased $1.9 million, from $1.5 million in 2000 to $3.4 million in 2001 as a result of additional financing of capital expenditures under our available capital lease lines.

  •
  Line of Credit  was $2.0 million at December 31, 2001 and represented the principal portion of obligations due to GE Capital under our revolving line of credit established in July 2001.

  •
  Other Accrued Liabilities  was $1.3 million at December 31, 2001 and represented the deferred costs associated with the normalization of rent expense over the eight-year term for the expansion of our Longmont facility.

  •
  Deferred Contract Revenue—Long-Term  increased $1.6 million, from $10.1 million in 2000 to $11.7 million in 2001, as a result of additional deferral of NRE revenue for long term contracts.

ILEC Business Unit

        ILEC revenue increased 56%, from $28.8 million in 2000 to $45.0 million in 2001. ILEC revenue increased due to an increase in the number of records under management, recurring systems and new product and maintenance revenue related to the LPSS database division. Included in this increase is approximately $15.2 million of revenue related to LPSS's database systems. The number of ILEC subscribers under management grew to 88.5 million as of December 31, 2001, an increase of 3% from December 31, 2000. We also have an additional 100 million subscribers using our licensed software platform as of December 31, 2001.

        ILEC direct costs increased 39%, from $16.6 million in 2000 to $23.1 million in 2001, representing 58% and 51% of ILEC revenue for such periods, respectively. Costs increased primarily due to the addition of staff in conjunction with the LPSS acquisition, increases in maintenance expenses related to LPSS's database division and additional investments in support personnel to accommodate sales growth from new and existing customers.

        ILEC sales and marketing expenses increased 100%, from $1.8 million in 2000 to $3.6 million in 2001, representing 6% and 8% of ILEC revenue for such periods, respectively. ILEC sales and marketing expenses increased due to the addition of new employees in conjunction with the LPSS acquisition and internal expansion in other ILEC sales and marketing departments to accommodate growth. Included in this increase are approximately $256,000 of sales and marketing costs related to LPSS's database division.

        ILEC research and development costs increased 190%, from $379,000 in 2000 to $1.1 million in 2001, representing 1% and 2% of ILEC revenue for such periods. This increase was primarily due to the addition of new employees in conjunction with the LPSS acquisition, additional investments in new products and enhancements and associated costs incurred prior to establishment of technological feasibility for these products.

        ILEC net income increased $8.8 million, from $8.3 million in 2000 to $17.1 million in 2001. This increase included $2.0 million of net income related to our acquisition of LPSS's database division. Gross margins increased from 42% in 2000 to 49% in 2001, which contributed an additional $3.2 million in net income, primarily due to higher margins on sales of software enhancements to new and existing customers. The remaining increase is attributable to our ability to leverage operating expenses against the increased sales in the ILEC Business Unit.

CLEC Business Unit

        CLEC revenue increased 92%, from $7.3 million in 2000 to $14.0 million in 2001. CLEC revenue increased primarily as a result of an increase in the number of records under management for new and existing customers, which increased from 5.4 million at December 31, 2000 to 9.1 million at December 31, 2001 and additional professional services provided to new and existing customers.

        CLEC direct costs increased 123%, from $2.6 million in 2000 to $5.8 million in 2001, representing 36% and 41% of CLEC revenue for such periods, respectively. The increase in CLEC direct costs is due to the hiring of additional CLEC operations staff to assist with the continued growth in records under management and to support professional services. Direct costs as a percentage of revenue increased primarily as a result of volume price discounts associated with the growth in subscribers.

        CLEC sales and marketing expenses increased 100%, from $851,000 in 2000 to $1.7 million in 2001, representing 12% of CLEC revenue for both periods. The increase in CLEC sales and marketing expenses is due to the hiring of additional sales and marketing personnel to accommodate growth.

        CLEC research and development costs decreased 75%, from $248,000 in 2000 to $61,000 in 2001, representing 3% and 0% of CLEC revenue for such periods, respectively. CLEC research and development costs decreased primarily due to products that reached technological feasibility during 2001, thereby allowing us to capitalize the related software engineering costs.

        CLEC net income increased $3.4 million, from $3.1 million in 2000 to $6.5 million in 2001. This increase was primarily due to a $6.7 million increase in CLEC revenue at a 59% gross margin.

Wireless Business Unit

        Total revenue increased 164%, from $4.2 million in 2000 to $11.1 million in 2001. Wireless revenue increased due to an increase in the number of records under management and fees received for new products. The number of Wireless subscribers under management grew to 13.9 million, an increase of 300% from December 31, 2000.

        Wireless direct costs increased 167%, from $4.5 million in 2000 to $12.0 million in 2001, representing 107% and 108% of Wireless revenue for such periods, respectively. Costs increased due to the hiring of additional systems operations staff to increase the rate of implementations for subscriber services and increased systems maintenance and telephone line costs to accommodate growth. Also included in this increase are $786,000 of costs related to LPSS activity.

        Wireless sales and marketing expenses increased 75%, from $1.2 million in 2000 to $2.1 million in 2001, representing 27% and 18% of Wireless revenue for such periods, respectively. The increase in Wireless sales and marketing expenses is due to investments in product management and additional sales personnel to accommodate growth. Also included in this increase are $217,000 of costs incurred related to LPSS activity.

        Wireless research and development costs decreased 96%, from $563,000 in 2000 to $23,000 in 2001, representing 13% and 0% of Wireless revenue for such periods, respectively. Wireless research and development costs decreased due to products that reached technological feasibility during 2001, including our MPC, E2 and Wireless Phase II products, thereby allowing us to capitalize the related software engineering costs.

        Wireless net loss increased from $3.0 million in 2000 to $3.1 million in 2001. However, the 2000 net loss included a $900,000 charge related to the cumulative effect of a change in accounting principle. Net of the cumulative effect of a change in accounting principal, Wireless net loss increased $1.0 million due to implementation of services to new customers and hiring of additional employees to support expanded operations.

Direct Business Unit

        Direct revenue increased 179%, from $2.9 million in 2000 to $8.1 million in 2001. Direct revenue increased due to fees recognized for Enhanced Services, revenues related to our EWE® systems and approximately $2.4 million of maintenance and systems revenue related to the call handling division acquired in the LPSS transaction. The Texas subscriber base grew to 7.1 million in 2001, a 3% increase from December 31, 2000. The EWE® subscriber base grew to 2.3 million in 2001, a 230% increase from December 31, 2000.

        Direct costs increased 53%, from $5.1 million in 2000 to $7.8 million in 2001, representing 76% and 96% of Direct revenue for such periods, respectively. Costs increased due to the additional personnel and costs associated with an increased subscriber base in Texas and EWE® contracts as well as an additional $2.2 million of costs related to the call handling division acquired in the LPSS acquisition during the period related to the costs of systems sold to customers.

        Direct sales and marketing expenses increased 36%, from $1.4 million in 2000 to $1.9 million in 2001, representing 48% and 23% of Direct revenue for such periods, respectively. The increase in sales and marketing costs is due to the addition of personnel in the call handling division acquired in the LPSS acquisition.

        Direct research and development costs decreased 26%, from $834,000 in 2000 to $615,000 in 2001. Direct research and development costs decreased primarily due to products that reached technological feasibility during 2001, including XML, PSMap and Definity, thereby allowing us to capitalize the related software engineering costs.

        Direct net loss decreased $2.4 million from $4.6 million in 2000 to $2.2 million in 2001. Gross margins improved in 2001 to 3%, from a negative 76% in 2000. The gross margin improvement was primarily attributable to the integration of the LPSS Call Handling division which included sales of systems to customers at higher operating margins. We also implemented cost control initiatives, which resulted in a decline in operating expenses, as a percentage of revenue, from 77% in 2000 to 31% in 2001.

Corporate Business Unit

        Corporate general and administrative expenses increased 83%, from $8.3 million in 2000 to $15.2 million in 2001, representing 19% of total revenue for both periods. Corporate general and administrative expenses increased due to the amortization of intangibles acquired as a result of the LPSS acquisition of approximately $2.9 million, increased headcount to accommodate growth in our corporate support departments and personnel acquired from the LPSS acquisition. Beginning on January 1, 2002, we will no longer amortize goodwill and the workforce intangible.

        Corporate sales and marketing expenses increased 6%, from $3.6 million in 2000 to $3.8 million in 2001, representing 8% and 5% in total revenue for such periods, respectively. Corporate sales and marketing expenses increased due to increased personnel to accommodate growth and public relations charges.

        Corporate research and development expenses increased 109%, from $2.2 million in 2000 to $4.6 million in 2001, representing 5% and 6% of total revenue for such periods, respectively. Corporate research and development expenses increased due to labor and associated travel and consulting costs related to the research and development of new product offerings prior to obtaining technological feasibility.

        Other expenses increased from income of $712,000 in 2000 to an expense of $579,000 in 2001 due to lower interest income from investments and increased interest expense related to our new capital equipment leases and line of credit facility.

        We incurred operating losses in 2000 and 2001 and concluded the criteria for recognition of additional deferred tax assets was not met. Consequently, no benefit for income taxes was reflected in our statement of operations and the tax provision for both years was $0.

        The cumulative effect from change in accounting principle of approximately $3.1 million in 2000 represents the change associated with the adoption of SAB 101 effective January 1, 2000. This change reflects the amount of income that we recognized under our previous revenue recognition methods that would have been deferred if we had been under the guidelines of SAB 101 as of December 31, 1999.

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Total Company

        Total revenue increased 32%, from $32.6 million in 1999 to $43.1 million in 2000. Total direct costs increased 27%, from $22.7 million in 1999 to $28.9 million in 2000, representing 70% and 67% of total revenue, respectively. Our lack of profitability during 2000 was primarily due to operating losses in our Direct and Wireless Business Units. The net impact of the SAB 101 adjustments on 2000 revenue and direct costs was a net decrease of approximately $233,000.

ILEC Business Unit

        ILEC revenue increased 7%, from $13.0 million in 1999 to $28.8 million in 2000, due to an increase in the number of records under management and the sale of enhancements to our existing customer base. The number of ILEC subscribers under management grew to 85.8 million, an increase of 5% from December 31, 1999.

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

        ILEC sales and marketing expenses increased 6%, from $1.7 million in 1999 to $1.8 million in 2000, representing 6% of ILEC revenue for both periods, due to an increase in marketing projects in 2000.

        ILEC research and development costs increased 7%, from $355,000 in 1999 to $379,000 in 2000, representing 1% of ILEC revenue for both periods, due to increased focus by our software engineering staff on projects for the ILEC Business Unit.

CLEC Business Unit

        CLEC revenue increased 92%, from $3.8 million in 1999 to $7.3 million in 2000, due to an increase in the number of records under management for new and existing customers. As of December 31, 2000, we had 38 CLEC contracts representing 5.4 million subscribers.

        CLEC direct costs increased 30%, from $2.0 million in 1999 to $2.6 million in 2000, representing 53% and 36% of CLEC revenue for such periods, respectively. The dollar increase in CLEC costs was due to the hiring of additional CLEC operations staff to assist with the continued growth in records under management. The percentage decrease in costs was due primarily to volume efficiencies gained by the growth in records managed. During 2000, the net impact of SAB 101 adjustments caused CLEC revenue and direct costs to decrease approximately $453,000.

        CLEC sales and marketing expenses increased 140%, from $355,000 in 1999 to $851,000 in 2000, representing 9% and 12% of CLEC revenue for such periods, respectively. The increase in CLEC sales and marketing expenses was due to the hiring of additional sales and marketing personnel to accommodate the growth in the CLEC Business Unit and increased direct marketing campaign costs.

        CLEC research and development costs increased 49%, from $167,000 in 1999 to $248,000 in 2000, representing 4% and 3% of CLEC revenue for these periods, respectively, due to the development of local number portability software applications.

Wireless Business Unit

        Wireless revenue increased 147%, from $1.7 million in 1999 to $4.2 million in 2000, due to an increase in the number of records under management and services provided relating to system capacity expansion to accommodate wireless carriers.

        Wireless direct costs increased 10%, from $4.1 million in 1999 to $4.5 million in 2000, due to the hiring of additional systems operations staff and increased systems maintenance and telephone line costs to accommodate growth. Wireless direct costs as a percentage of Wireless revenue decreased because the increase in subscribers managed covered more of our Wireless infrastructure costs. During 2000, the net impact of SAB 101 adjustments caused Wireless revenue and direct costs to increase approximately $170,000.

        Wireless sales and marketing expenses increased 114%, from $560,000 in 1999 to $1.2 million in 2000, representing 32% and 29% of Wireless revenue for such periods, respectively. The increase in Wireless sales and marketing expenses was due to the hiring of additional sales personnel in 2000 and increased direct marketing campaign costs.

        Wireless research and development costs increased 38%, from $409,000 in 1999 to $563,000 in 2000, representing 24% and 13% of Wireless revenue for such periods, respectively, due to the cost of improvements to our general wireless database application in 2000.

Direct Business Unit

        Direct revenue increased from $329,000 in 1999 to $2.9 million in 2000. Direct revenue increased due to the transition of records in the State of Texas beginning in 2000 and delivery of the EWE® product offering. The Direct Business Unit continued to successfully execute its strategic plan, increasing the subscriber base in Texas to 6.9 million in 2000. The EWE® subscriber base was 700,000 as of December 31, 2000 and 1.4 million as of February 28, 2001.

        Direct costs increased from $1.9 million in 1999 to $5.1 million in 2000. Costs increased due to the opening of our Texas office, hiring of additional personnel, development of system infrastructure necessary to implement the State of Texas contract and management of transitioned records. The net impact of the SAB 101 adjustments on 2000 Direct revenue and costs was not material.

        Direct sales and marketing expenses increased from $483,000 in 1999 to $1.4 million in 2000, representing 147% and 48% of Direct revenue for such periods, respectively. The increase in sales and marketing costs was due to the hiring of additional sales personnel to support the State of Texas contract and our EWE® product.

        Direct research and development costs increased from $809,000 in 1999 to $834,000 in 2000 due to improvements in EWE® application development in 2000 after the product was launched.

Corporate Business Unit

        Corporate general and administrative expenses increased 69%, from $4.9 million in 1999 to $8.3 million in 2000, representing 15% and 19% of total revenue for such periods, respectively. Corporate general and administrative expenses increased due to the addition of corporate legal personnel and outside legal fees to address legislative and regulatory issues, the hiring of additional human resources and finance staff to accommodate headcount growth in 2000 and corporate consulting costs.

        Corporate sales and marketing expenses increased 64%, from $2.2 million in 1999 to $3.6 million in 2000, representing 7% and 8% in total revenue for such periods, respectively. Corporate sales and marketing expenses increased due to national tradeshow costs and public relations charges. The increase was partially offset by the reallocation of certain resources from marketing-related activities to legislative and regulatory affairs activities and the reduction in headcount for general corporate product marketing.

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

        The benefit for income taxes decreased from $468,000 in 1999 to $0 in 2000. Because we expected to incur losses in the near term to develop new commercial products, we concluded that our future taxable income might not be sufficient to realize deferred tax assets created by the current and projected net operating losses. Consequently, our statement of operations reflected no tax benefit for operating losses incurred during 2000.

        The loss of $226,000 from operations of discontinued division, net of tax, for the year ended December 31, 1999 represents the costs related to the final closeout of unassigned contracts related to our Premise Products Division, which was sold in 1997, and the transition of customers to the company that acquired this division.

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

Liquidity and Capital Resources

        Since our inception we have funded our operations with cash provided by operations, supplemented by equity and debt financing and leases on capital equipment. As of December 31, 2001, we had approximately $15.7 million in cash and cash equivalents. We generated $6.8 million of cash flow from operations during 2001.

        We repaid $4.1 million and $1.5 million of capital lease obligations during the years ended December 31, 2001 and 2000, respectively. Additionally, we used $7.0 million and $6.1 million in the years ended December 31, 2001 and 2000, respectively, for the purchase of capital assets and $3.3 million and $327,000 for capitalized software development costs in each of those years, respectively.

        On July 31, 2001, we entered into an agreement to establish a revolving line of credit, which is available to meet operating needs. Borrowing availability may not exceed $15 million and is further limited to 85% of our eligible accounts receivable, as defined in the line of credit agreement. The interest rate on amounts borrowed under the line of credit is equal to the prime rate plus 2.0% per annum. The line of credit matures on July 31, 2004, requires a $2.0 million minimum balance to be maintained and is collateralized by accounts receivable and certain other assets. As of December 31, 2001, $2.0 million was outstanding. An additional $750,000 is being utilized to satisfy letter of credit obligations.

        We also have access to a maximum of $7.5 million through capital lease lines with two entities. The interest rate is equal to the entities' cost of funds at the time of each lease. Each lease schedule is collateralized by the assets that are being leased and is subject to review and approval by the lessor at the time of our application. Each lease has its own termination date, typically 36 months. As of December 31, 2001, we have utilized approximately $4.2 million of the $7.5 million available under the capital lease lines.

  LPSS Acquisition and Contingent Obligation

        On May 11, 2001, we acquired certain assets, and assumed certain liabilities, associated with the call handling and database divisions of LPSS, an internal venture of Lucent. As part of the acquisition, we:

  •
  issued 2,250,000 shares of our common stock to Lucent;

  •
  agreed to pay approximately $4.8 million to Lucent for inventory; and

  •
  agreed to issue, 24 months from the date of closing, up to $32.9 million of mandatorily redeemable, non-voting, preferred stock ("Preferred Stock"), subject to the attainment of specific total combined revenue ("Total Revenue") targets.

The obligation to purchase approximately $4.8 million of inventory is payable in four equal installments beginning in August 2002 and ending in May 2003 and therefore, was discounted and recorded at $4.1 million as of the date of the acquisition. If any portion of the inventory is sold prior to May 2002, a corresponding portion of the obligation would be due and payable immediately.

        In January 2002, Lucent created a new venture capital partnership named New Ventures Partners II LP ("NVP II") and transferred its shares of Intrado common stock and its right to receive Intrado Preferred Stock to NVP II.

        The actual amount of the Preferred Stock to be issued will be determined over a 24-month contingency period that commenced on June 1, 2001. If Total Revenue, as defined in the purchase agreement, meets or exceeds $258 million for that 24-month period, then NVP II is entitled to the full issuance of $32.9 million in Preferred Stock. If Total Revenue is greater than $179 million, but less than $258 million, NVP II will be entitled to a pro rata issuance of Preferred Stock at a rate of $417,000 for each million dollars of Total Revenue in excess of $179 million.

        If we sell the call handling division to a third-party during the 24-month contingency period, the terms of the Preferred Stock will be adjusted as follows. First, the minimum issuance threshold will be reduced from $179 million to $161 million. Second, the maximum issuance threshold will be reduced to $210 million. Third, the pro rata issuance of Preferred Stock will be raised from $417,000 for each million dollars of Total Revenue in excess of $179 million to $440,000 for each million dollars of Total Revenue in excess of $161 million.

        The commitment to issue Preferred Stock will not be recorded until the targets are met, if at all, and would be treated as an increase in the purchase price by increasing goodwill. The Preferred Stock, if issued, would be recorded at its fair value and accreted to its face value over the redemption period. The accretion would be treated as a dividend, reducing the income available to common stockholders. Over the seven-month period beginning on June 1, 2001 and ending on December 31, 2001, we recorded approximately $55.3 million in total combined revenue. No dividends will be paid on the Preferred Stock.

        The mandatory redemption of the Preferred Stock, if any, commences 30 days from initial issuance with 33% due, followed by an additional 33% due on June 1, 2004 and the remaining 34% due on June 1, 2005. Early redemption is available at our option. We must redeem shares of Preferred Stock with 25% of the gross proceeds of any underwritten public offering after June 1, 2003.

  Assessment of Future Liquidity

        In 2002, we anticipate that we may spend between $3 million and $5 million for the purchase of capital assets, between $7 million and $9 million for software development, and between $3 million and $5 million on leasehold improvements. On May 7, 2001, we signed an eight-year lease to occupy approximately 210,000 square feet of additional office space in Longmont, Colorado. We expect to move our corporate headquarters to the new Longmont facility beginning in early 2002, with full occupancy anticipated by the end of 2002. We expect to incur between $4 million and $6 million of moving costs, leasehold improvements and capital purchases in 2002 related to the move of our corporate headquarters.

        We expect to invest in five major and several smaller software development efforts during 2002. The five major projects include: the NRLLDB project, two major location-based services projects for the Wireless Business Unit, EWE®, a major commercial ILEC Business Unit project and an effort to enhance our Geographic Information Systems database.

        Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fund our operations through 2002. In making this assessment, we have considered:

  •
  our consolidated cash, cash equivalents and short-term investments of $15.7 million as of December 31, 2001;

  •
  the availability of up to $10.0 million of funding related to our revolving credit facility as of December 31, 2001;

  •
  the anticipated level of capital expenditures during 2002;

  •
  presently scheduled debt service requirements during 2002; and

  •
  our expectation of realizing positive cash flow from operations during 2002.

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

        If extraordinary business opportunities arise in the future, we may enter into discussions with third parties regarding potential equity investments and debt financing arrangements to satisfy actual or anticipated capital needs. At present, we have no legally binding commitments or understandings with any third parties to obtain any material amount of equity or debt financing other than the equity or debt financing arrangements described in this report.

        As of December 31, 2001, we had net operating loss carryforwards of approximately $18.8 million available to offset future net income for U.S. federal income tax purposes. During the year ended December 31, 2001, we did not record an income tax benefit for any currently generated net operating loss carryforwards or net increases in deferred tax assets because we believe the criteria for recognition was not met. We increased the valuation allowance to completely offset the increase in our net deferred tax assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk to the extent that United States interest rates change. This exposure is directly related to our normal operating and funding activities. The interest payable on our line of credit is determined based on the prime rate plus 2.0% per annum, and, therefore, is affected by changes in market interest rates. Interest rates on our capital lease lines are dependent on interest rates in effect at the time the lease line is drawn upon. Total liabilities outstanding at December 31, 2001 under the line of credit and capital lease lines were approximately $9.4 million. Based on amounts borrowed as of December 31, 2001, we would have a resulting decline in future annual earnings and cash flows of approximately $94,000 for every 1% increase in prime lending rates. We have no plans to use derivative instruments or engage in hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTRADO INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Intrado Inc.:

        We have audited the accompanying consolidated balance sheets of Intrado Inc. (a Delaware corporation formerly known as SCC Communications Corp.) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intrado Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        As discussed in the Summary of Significant Accounting Policies footnote to the financial statements, in 2000 the Company changed its method of accounting for revenue recognition.

                      /s/ ARTHUR ANDERSEN LLP

Denver, Colorado,
January 25, 2002.

INTRADO INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,716	$5,036
Short-term investments in marketable securities	—	6,939
Accounts receivable, net of allowance for doubtful accounts of approximately $156 and $184	14,639	7,739
Inventory	6,823	—
Prepaids and other	2,459	892
Prepaid maintenance	3,015	—
Deferred acquisition costs	—	1,054
Deferred income taxes	1,165	870

Total current assets	43,817	22,530

PROPERTY AND EQUIPMENT:
Computer hardware and equipment	39,444	30,259
Furniture and fixtures	2,263	1,987
Leasehold improvements	1,651	1,049

	43,358	33,295
Accumulated depreciation	(25,774)	(20,820)

Total property and equipment, net	17,584	12,475
GOODWILL AND OTHER INTANGIBLES, net of accumulated amortization of $2,870 and $0	22,148	—
DEFERRED INCOME TAXES	2,911	3,206
DEFERRED CONTRACT COSTS	5,057	5,363
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $1,222 and $864	3,907	988
OTHER ASSETS	11	107

Total assets	$95,435	$44,669

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,622	$1,226
Payroll-related accruals	3,417	1,144
Other accrued liabilities	6,141	2,688
Property and other taxes	252	1,026
Current portion of capital lease obligations	4,012	2,107
Payable to Lucent	4,393	—
Deferred contract revenue	5,198	200

Total current liabilities	28,035	8,391
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION	3,429	1,511
LINE OF CREDIT	2,000	—
OTHER ACCRUED LIABILITIES, net of current portion	1,270	—
DEFERRED CONTRACT REVENUE	11,671	10,070

Total liabilities	46,405	19,972
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 30,000,000 shares authorized; 15,058,840 and 11,488,040 shares issued; 15,054,102 and 11,488,040 shares outstanding in 2001 and 2000	15	11
Additional paid-in capital	74,969	44,814
Common stock warrants	379	373
Stock subscriptions receivable	—	(33)
Treasury stock, 4,738 and 0 shares, at cost	(39)	—
Accumulated deficit	(26,294)	(20,468)

Total stockholders' equity	49,030	24,697

Total liabilities and stockholders' equity	$95,435	$44,669

The accompanying notes to financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2001	2000	1999
TOTAL REVENUE	$78,187	$43,124	$32,584
COSTS AND EXPENSES:
Direct costs	48,723	28,868	22,736
Sales and marketing	13,109	8,869	5,314
General and administrative	15,179	8,343	4,931
Research and development	6,423	4,174	1,740

Total costs and expenses	83,434	50,254	34,721

LOSS FROM OPERATIONS	(5,247)	(7,130)	(2,137)
OTHER INCOME (EXPENSE):
Interest and other income	425	1,147	1,095
Interest and other expense	(1,004)	(435)	(488)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(5,826)	(6,418)	(1,530)
BENEFIT FOR INCOME TAXES	—	—	468

NET LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(5,826)	(6,418)	(1,062)
DISCONTINUED OPERATIONS:
Loss from operations of discontinued division, net of tax benefit of $100	—	—	(226)

NET LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(5,826)	(6,418)	(1,288)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of tax of $0	—	(3,082)	—

NET LOSS	$(5,826)	$(9,500)	$(1,288)

BASIC AND DILUTED LOSS PER SHARE:
Loss per share from continuing operations before cumulative effect of change in accounting principle	$(0.43)	$(0.57)	$(0.10)
Loss per share from discontinued operations	—	—	(0.02)
Loss per share from change in accounting principle	—	(0.27)	—

Basic and diluted net loss per share	$(0.43)	$(0.84)	$(0.12)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic and diluted	13,456,286	11,257,718	10,989,091

PRO FORMA EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
PRO FORMA NET LOSS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE			$(1,139)

PRO FORMA NET LOSS APPLICABLE TO COMMON STOCKHOLDERS			$(1,365)

PRO FORMA NET LOSS PER SHARE FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
Basic and diluted			$(0.10)

PRO FORMA NET LOSS PER SHARE:
Basic and diluted			$(0.12)

The accompanying notes to financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(Dollars in Thousands, Except Share Data)

	Common Stock					Treasury Stock
			Additional Paid-in Capital	Common Stock Warrants	Stock Subscriptions Receivable			Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
BALANCES, at December 31, 1998	10,886,353	$10	$43,320	$—	$(59)	—	$—	$(9,680)	$33,591
Issuance of common stock under compensation arrangements	217,758	1	605	—	—	—	—	—	606
Stock subscription payments received	—	—	—	—	26	—	—	—	26
Net loss	—	—	—	—	—	—	—	(1,288)	(1,288)

BALANCES, at December 31, 1999	11,104,111	11	43,925	—	(33)	—	—	(10,968)	32,935
Issuance of common stock under compensation arrangements	383,929	—	889	—	—	—	—	—	889
Issuance of common stock warrants	—	—	—	373	—	—	—	—	373
Net loss	—	—	—	—	—	—	—	(9,500)	(9,500)

BALANCES, at December 31, 2000	11,488,040	11	44,814	373	(33)	—	—	(20,468)	24,697
Issuance of common stock under compensation arrangements	626,039	1	3,105	—	—	—	—	—	3,106
Issuance of common stock upon exercise of warrants	62,650	—	170	(159)	—	—	—	—	11
Stock subscription payments	—		—	—	33	4,738	(39)	—	(6)
Issuance of common stock for acquisition	2,250,000	2	22,299	—	—	—	—	—	22,301
Issuance of common stock for private placement, net of issuance costs of $253	632,111	1	4,581	165	—	—	—	—	4,747
Net loss	—	—	—	—	—	—	—	(5,826)	(5,826)

BALANCES, at December 31, 2001	15,058,840	$15	$74,969	$379	$—	4,738	$(39)	$(26,294)	$49,030

The accompanying notes to financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,826)	$(9,500)	$(1,288)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities—
Depreciation and amortization	8,897	5,408	5,117
Stock-based compensation expense	159	373	—
Cumulative effect of change in accounting principle	—	3,082	—
Accretion of investments in marketable securities	(61)	(267)	(284)
Loss on disposal of assets	83	20	53
Provision for doubtful accounts	(28)	126	8
Deferred income tax benefit	—	—	(547)
Change in—
Accounts receivable	(7,362)	(5,037)	2,557
Unbilled revenue	490	272	189
Inventory	619	—	—
Prepaids and other	(839)	(364)	(38)
Deferred costs	262	(5,363)	—
Accounts payable and accrued liabilities	3,764	2,113	(462)
Deferred revenue	6,599	6,323	(1,043)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,757	(2,814)	4,262
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(6,996)	(6,097)	(1,961)
Purchase of investments in marketable securities	—	(10,764)	(14,559)
Sale of investments in marketable securities	7,000	17,250	11,500
Deferred acquisition costs	—	(1,054)	—
Software development costs	(3,277)	(327)	(497)

NET CASH USED IN INVESTING ACTIVITIES	(3,273)	(992)	(5,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(4,127)	(1,522)	(1,870)
Proceeds from equipment financing	1,624	1,121	581
Proceeds from line of credit	11,000	—	—
Payments on line of credit obligation	(9,000)	—	—
Proceeds from exercise of stock options	2,332	673	461
Issuance of stock upon exercise of warrants	11	—	—
Stock subscription payments received	—	—	26
Proceeds from sale of stock	5,000	—	—
Costs related to sale of stock	(253)	—	—
Proceeds from issuance of common stock through employee stock purchase plan	609	216	145

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,196	488	(657)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,680	(3,318)	(1,912)
CASH AND CASH EQUIVALENTS, beginning of period	5,036	8,354	10,266

CASH AND CASH EQUIVALENTS, end of period	$15,716	$5,036	$8,354

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$539	$370	$439

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES:
Property acquired with capital leases	$6,326	$11	$889

The accompanying notes to financial statements are an integral part of these consolidated statements.

INTRADO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

(1)  ORGANIZATION AND BUSINESS

        Intrado Inc., a Delaware corporation (the "Company") is the leading provider of solutions that manage and deliver mission-critical information for telecommunications providers including incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), wireless carriers, and state and local governments in the United States and public safety organizations. The Company manages the data which enables 9-1-1 calls to be routed to the appropriate public safety agency with accurate and timely information about the caller's identification, callback number and location. In addition, the Company licenses its 9-1-1 software to carriers that wish to manage the delivery of 9-1-1 data management services in-house.

        On June 4, 2001, the Company changed its name from SCC Communications Corp. to Intrado Inc. The Company's common stock trades on the Nasdaq National Market under the ticker symbol "TRDO."

(2)  ACQUISITION

        On May 11, 2001, the Company acquired certain assets, and assumed certain liabilities, associated with the call handling and database divisions of Lucent Public Safety Systems ("LPSS"), an internal venture of Lucent Technologies Inc. ("Lucent"). The operating activities associated with the assets and liabilities assumed in this transaction for the period May 11, 2001, to December 31, 2001 are included in these financial statements. The Company accounted for this transaction using the purchase method of accounting.

        The Company uses the assets acquired from LPSS to sell 9-1-1 supporting hardware and software technology, including the Palladium® call center and data-management systems. A number of telecommunications companies manage their 9-1-1 infrastructure with these newly acquired hardware and software systems. In addition, the Company's systems are used by public safety call centers across the nation to receive and respond to wireline and wireless E9-1-1 calls. Revenue from the acquired assets is variable and includes a combination of monthly recurring revenue and one-time sales of systems.

        As part of the acquisition, the Company:

  •
  issued 2,250,000 shares of its common stock to Lucent;

  •
  agreed to pay approximately $4.8 million to Lucent for inventory; and

  •
  agreed to issue, 24 months from the date of closing, up to $32.9 million of mandatorily redeemable, non-voting, preferred stock ("Preferred Stock"), subject to the attainment of specific total combined revenue ("Total Revenue") targets.

        The obligation to purchase approximately $4.8 million of inventory is payable in four equal installments beginning in August 2002 and ending in May 2003 and therefore, was discounted and recorded at $4.1 million as of the date of the acquisition. The discount on this obligation is being amortized to interest expense using the effective interest method. If any portion of the inventory is sold prior to May 2002, a corresponding portion of the obligation would be due and payable immediately.

        In January 2002, Lucent created a new venture capital partnership named New Ventures Partners II LP ("NVP II") and transferred its shares of Intrado common stock and its right to receive Intrado Preferred Stock to NVP II.

        The actual amount of the Preferred Stock to be issued will be determined over a 24-month contingency period that commenced on June 1, 2001. If Total Revenue, as defined in the purchase agreement, meets or exceeds $258 million for that 24-month period, then NVP II is entitled to the full issuance of $32.9 million in Preferred Stock. If Total Revenue is greater than $179 million, but less than $258 million, NVP II will be entitled to a pro rata issuance of Preferred Stock at a rate of $417,000 for each million dollars of Total Revenue in excess of $179 million.

        If the Company sells the call handling division to a third-party during the 24-month contingency period, the terms of the Preferred Stock will be adjusted as follows. First, the minimum issuance threshold will be reduced from $179 million to $161 million. Second, the maximum issuance threshold will be reduced to $210 million. Third, the pro rata issuance of Preferred Stock will be raised from $417,000 for each million dollars of Total Revenue in excess of $179 million to $440,000 for each million dollars of Total Revenue in excess of $161 million.

        The commitment to issue Preferred Stock will not be recorded until the targets are met, if at all, and would be treated as an increase in the purchase price by increasing goodwill. The Preferred Stock would be recorded at its fair value and accreted to its face value over the redemption period. The accretion would be treated as a dividend, reducing the income available to common stockholders. Over the seven-month period beginning on June 1, 2001 and ending on December 31, 2001, we recorded approximately $55.3 million in total combined revenue. No dividends will be paid on the Preferred Stock.

        The mandatory redemption of the then issued Preferred Stock, if any, commences 30 days from initial issuance with 33% due, followed by an additional 33% due on June 1, 2004 and the remaining 34% due on June 1, 2005. Early redemption is available at the option of the Company. The Company must redeem shares of Preferred Stock with 25% of the gross proceeds of any underwritten public offering after June 1, 2003.

        Exclusive of future contingent consideration, the recorded purchase price of the gross assets acquired in this transaction was approximately $30.1 million. The purchase price is comprised of 2,250,000 shares of common stock valued at $9.91 per share, issuance of a commitment to purchase inventory from Lucent with a fair value of approximately $4.1 million, approximately $899,000 of liabilities recognized in connection with the acquisition, acquisition fees of approximately $1.5 million paid to investment bankers and other transaction costs of approximately $1.2 million. As part of the acquisition the Company acquired net tangible assets consisting of inventory valued at approximately $4.1 million and property and equipment valued at approximately $1.0 million. The $25.0 million of purchase price over the estimated fair value of net tangible assets acquired, was allocated to the following identifiable intangible assets with the following amortization lives:

	Original Allocated Cost	Accumulated Amortization as of December 31, 2001	Net Balance as of December 31, 2001	Amortization Life
Workforce	$1,689,000	$354,000	$1,335,000	3 Years
Customer contracts assumed	3,507,000	735,000	2,772,000	3 Years
Intellectual property	8,251,000	741,000	7,510,000	7 Years
Goodwill	11,571,000	1,040,000	10,531,000	7 Years

Total goodwill and other intangibles	$25,018,000	$2,870,000	$22,148,000

        The Company amortizes the goodwill and other intangibles using the straight-line method of amortization over the lives stated above. As discussed further in Note 4, amortization of the workforce intangible and goodwill will cease at the beginning of 2002 when the Company adopts Statement of Financial Accounting Standards No. 142.

        The Company included $899,000 of costs in the purchase price calculation, all of which are related to estimated transition costs to move new employees out of the Lucent facility and into the Company's facility. During 2001, the Company recognized $711,000 of these costs related to the move. The balance of the accrual is $188,000 as of December 31, 2001.

        The table below represents the consolidated results of operations for the year-ended December 31, 2001, as if the transactions occurred on January 1, 2001 (unaudited):

Revenue	$80,463,000

Net loss from continuing operations	$(13,842,000)

Net loss	$(13,842,000)

Basic and diluted loss per share	$(0.97)

        The table below represents the consolidated results of operations for the year-ended December 31, 2000, as if the transactions occurred on January 1, 2000 (unaudited):

Revenue	$67,952,000
Net loss from continuing operations	$(14,486,000)

Net loss	$(17,568,000)

Basic and diluted loss per share	$(1.30)

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts have been eliminated in consolidation.

Reclassifications

        Certain prior year amounts have been re-classified to conform with the current year's presentation.

Cash and Cash Equivalents

        All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value.

Investments in Marketable Securities

        The Company's investments in corporate debt securities are classified as held-to-maturity and stated at cost, adjusted for amortization of premiums and accretion of discounts. The investments had the following values at December 31, 2000:

	Amortized/ Accreted Cost	Accrued Interest	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Corporate debt securities, maturing within one year	$6,939,000	$—	$5,000	$—	$6,944,000

Balances at December 31, 2000	$6,939,000	$—	$5,000	$—	$6,944,000

        The Company did not have any marketable securities at December 31, 2001.

Inventory

        The inventory balance at December 31, 2001, consists of computer equipment received as a result of the LPSS transaction as well as computer upgrades. This inventory will be moved to deferred contract costs when shipped to a customer site and will be expensed as a direct cost as the corresponding revenue is recognized. The Company periodically assesses its inventory to determine market value based upon factors such as replacement costs and recoverable value.

        The computer upgrades were purchased from a vendor in two separate transactions. The first transaction occurred in July 2001 and consisted of $1.7 million of computer upgrade inventory and $1.7 million of prepaid maintenance on computer hardware previously sold-through to customers prior to the acquisition of LPSS. This transaction was structured as a capital lease in the total amount of $3.4 million, which was split between the computer upgrade inventory and prepaid maintenance contracts based upon their relative fair values. The second transaction occurred in December 2001 and consisted of $1.6 million of computer upgrade inventory and $1.9 million of prepaid maintenance on computer hardware. The second transaction was structured as a trade payable to the vendor in a total amount of $3.5 million which was split between the computer upgrade inventory and prepaid maintenance contracts based upon their relative fair values as well.

Property and Equipment

        Property and equipment are carried at historical cost. Depreciation of property and equipment is computed using the straight-line method over estimated useful lives of three to five years for computer hardware and equipment, seven years for furniture and fixtures and the lesser of the asset life or the life of the lease for leasehold improvements. The costs of repairs and maintenance are expensed while expenditures which extend the useful physical or economic life of property and equipment are capitalized. Gains and losses on disposition of property and equipment are recognized in operations in the year of disposition. Depreciation expense totaled approximately $5.7 million, $5.1 million and $4.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Software

        On March 4, 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1") providing guidance on accounting for the costs of computer software developed or obtained for internal use. In accordance with SOP 98-1, the Company capitalizes certain internal and external software acquisition and development costs that benefit future years. The Company expenses the costs of developing computer software until technological feasibility is established and capitalizes all costs incurred from that time until the software is available for general customer release or ready for its intended use. Technological feasibility for the Company's computer software products is based upon the earlier of the achievement of (a) a detailed program design free of high-risk development issues or (b) completion of a working model. Costs of major enhancements to existing products with a wide market are capitalized while routine maintenance of existing products is charged to expense as incurred. The establishment of technological feasibility and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.

        Capitalized software costs are amortized on a product-by-product basis over a period of three to five years. Capitalized costs include primarily payments to outside firms for direct services related to the development of proprietary software and salaries and wages of employees dedicated to the development of software. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product compares to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, which is typically three to five years. Amortization expense related to capitalized software costs totaled approximately $358,000, $290,000 and $229,000 for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, the Company capitalized costs on software development projects such as its Address Verification Manager, PSMap, Mobile Positioning Center, Coordinate Routing Database, Wireless Phase II, E2 and Definity.

Revenue and Cost Recognition

        The Company generates revenue from four of its five segments, or "business units": ILEC, CLEC, Wireless and Direct. The revenue from these business units is derived from monthly data management services, maintenance, systems and new products and professional services.

        Revenue is accounted for as either software revenue and related post-contract support or services revenue in accordance with the guidelines provided by Statement of Position No. 97-2 "Software Revenue Recognition" and Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition in Financial Statements". The Company's policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

  •
  persuasive evidence of an arrangement exists;

  •
  price is fixed or determinable;

  •
  delivery has occurred or services have been rendered; and

  •
  collectibility is reasonably assured.

        The monthly data management services include revenue from up-front non-recurring engineering ("NRE") fees and monthly service fees. The Company's NRE service consists primarily of the clean up of the customer's 9-1-1 data records, engineering services to enable the customer's legacy system to interface with Intrado's platform, thereby establishing network connectivity, public safety boundary mapping, customer training and testing. The charges for these services are nonrefundable if the contract is cancelled after the services are performed. After the initial NRE service, data management customers often buy enhancements to these services, such as additional software engineering to improve system functionality or network services to make their network more effective ("Enhancement Services"). The fees received for NRE services and certain Enhancement Services are deferred and recognized as revenue ratably over the remaining contractual term of the arrangement. The Company also receives a monthly service fee to provide ongoing data management services that are required to keep the records current for all subscribers, to maintain and monitor network components and to support and maintain the software and systems required to provide the services. The fees received for these monthly services are recognized as revenue in the period in which all of the above criteria have been met, which is generally the month services are provided.

        Maintenance contracts are sold to customers that purchase database and call handling systems. These contracts designate a specified amount that is to be paid in advance for the support and maintenance services. The fees received for maintenance are deferred and recognized as revenue ratably over the contractual term of the arrangement.

        Systems and new products revenue represents revenue recognized from the sales of new database and call handling systems as well as customized solutions sold to existing customers. Software license revenue and related hardware sales are recognized upon execution of a contract and completion of delivery obligations, provided that no uncertainties exist regarding customer acceptance and that collection of the related receivable is reasonably assured.

        Professional services revenue is generated by providing consulting services to CLECs and is recognized in the period in which all of the above criteria have been met.

        The Company defers the up-front NRE fee, certain enhancement fees and related incremental costs and recognizes them over the life of each contract. The adoption of SAB 101 required the Company to reflect a cumulative effect of change in accounting principles of approximately $3.1 million as if SAB 101 had been implemented on January 1, 2000.

        As of December 31, 2001, the Company has total deferred contract revenue of approximately $16.9 million and deferred contract costs of approximately $5.1 million. Of the total deferred contract revenue at December 31, 2001, the Company anticipates that approximately $5.2 will be recognized in 2002 in full when all the revenue recognition criteria noted above have been met. Approximately $2.9 million of this amount is included in accounts receivable as of December 31, 2001. As of December 31, 2001, the non-current deferred revenue balance of approximately $11.7 million represents NRE fees and certain enhancements related to monthly data management revenue discussed above. A portion of the non-recurrent deferred revenues amounts relates to contracts for which the start of the contract period has not yet been established. As a result, the exact periods for which these amounts will be recognized is not yet known. The amount of deferred revenue, net of deferred costs, relating to these contracts is approximately $578,000. These amounts will be fully recognized by December 31, 2005. The remaining deferred revenue, net of deferred costs will be recognized as follows:

2002	$1,706,000
2003	2,129,000
2004	1,609,000
2005	584,000
2006	8,000

Total	$6,036,000

Direct Costs

        Direct costs include costs related to managing the data, which enables 9-1-1 calls to be routed to the appropriate public safety agency with accurate and timely information about the caller's identification, callback number and location. These direct costs include an overhead allocation and depreciation expense related to equipment used to manage the data.

Research and Development

        Research and development efforts consist of salaries, supplies and other related costs incurred while the Company is developing computer software prior to reaching technological feasibility. These costs are expensed as incurred.

Advertising Costs

        The Company expenses advertising costs as incurred. The Company had advertising expenses of $142,000, $68,000 and $27,000 for the years ending 2001, 2000 and 1999, respectively.

Income Taxes

        The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes." The current provision for income taxes represents actual or estimated amounts payable or refundable on tax returns filed each year. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in enacted tax laws is recognized as an adjustment to the tax provision or benefit in the period of enactment. The overall change in deferred tax assets and liabilities during the period is equal to the deferred tax expense or benefit for the period. The carrying value of deferred tax assets may be reduced by a valuation allowance if, based upon the judgmental assessment of available evidence, it is deemed more likely than not that some or all of the deferred tax assets will not be realizable.

Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and investments in high-grade treasury bonds and commercial paper. The Company maintains its cash balances in the form of bank demand deposits, money market accounts, treasury bonds and commercial paper with original maturities of less than ninety days. The Company's deposits and investments are with financial institutions that management believes are creditworthy and investments that are high-grade. The Company's accounts receivable are from customers that are generally telecommunications service providers; accordingly, the Company's accounts receivable are concentrated in the telecommunications industry. The Company's principal customers (Note 13) accounted for 60% and 50% of the Company's accounts receivable as of December 31, 2001 and 2000, respectively. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

Fair Value of Financial Instruments

        Financial instruments include cash and cash equivalents, corporate debt securities, accounts receivable and debt obligations. The carrying amounts for cash and cash equivalents and accounts receivable approximate fair market value because of the short maturity of these instruments. The fair value of notes are estimated based on current rates available for debt with similar maturities and securities, and at December 31, 2001 and 2000, approximates the carrying value.

Stock-Based Compensation Plans

        The Company applies APB Opinion No. 25, ("APB 25") "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option and other stock-based compensation plans for employees and directors. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," for such options and stock-based plans for employees and directors.

        The Company accounts for equity instruments issued to non-employees in accordance with SFAS 123 and related statements and interpretations.

Impairment of Long-Lived Assets

        The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets.

Comprehensive Income

        Comprehensive income (loss) includes all changes in stockholders' equity during a period from nonowner sources. Since inception, comprehensive income (loss) has been the same as net income (loss).

Earnings Per Share

        Basic earnings (loss) per share is determined by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted income (loss) per share includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. Potentially dilutive common stock options were excluded from the calculation of diluted income per share because their effect is antidilutive; these options totaled 1,745,279, 858,984 and 1,085,747 in 2001, 2000 and 1999, respectively.

(4)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, ("SFAS 141") "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001 and establish a new accounting standard for goodwill acquired in a business combination. SFAS 141 and SFAS 142 continue to require recognition of goodwill as an asset, but do not permit amortization of goodwill as previously required by APB Opinion No. 17 "Intangible Assets." Furthermore, certain intangible assets that are not separable from goodwill will not be amortized. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The potential prospective impact of these pronouncements on the Company's financial statements may significantly affect the results of future periodic tests for impairment. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice. As a result of SFAS 142, the Company recorded $1.4 million of amortization expense during the year ended December 31, 2001 relating to goodwill and workforce intangibles that will no longer be amortized beginning in January 2002. Furthermore, the Company will be required to conduct an annual impairment test of its goodwill and non-amortizable intangible assets. The Company has not yet quantified the impact, if any, that this impairment test will have on the results of its operations.

        During June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations". SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate can be made. The Company is required to adopt SFAS 143 in its fiscal year 2003. The Company does not believe that SFAS No. 143 will have a material impact on its prospective financial statements.

        During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 applies to recognized long-lived assets of an entity to be held and used or to be disposed of and does not apply to goodwill, intangible assets not being amortized, financial instruments and deferred tax assets. SFAS 144 requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. An asset that is classified as held for sale shall be recorded at the lower of its carrying amount or fair value less cost to sell. The Company is required to adopt SFAS 144 for the first quarter of 2002. The Company believes that SFAS No. 144 may have a prospective effect on its financial statements in the determination of impairment charges and presentation of any future dispositions of business components.

(5)  DISCONTINUED OPERATIONS

        On June 30, 1997, the Company sold the net assets of its Premise Products Division. The sale resulted in a net loss of $2.0 million. In 1999, the Company realized $226,000 of net losses from operations of this division as a result of final closeout of unassigned contracts and the transition of customers to the company that acquired this division.

(6)  STOCKHOLDERS' EQUITY

Warrants

        During the second quarter of 2000, the Company issued a warrant to purchase 100,000 shares of the Company's common stock to an investor relations consulting firm for services to be provided over a one year period. Management estimated the fair value of the warrant to be $273,000 using the Black-Scholes option pricing model. The fair value of the warrant was amortized as general and administrative expense over the one-year service period on a straight-line basis. The warrant has an exercise price of $6.031 per share and expires in April 2002.

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

        The Company computed the fair value of these warrants using the Black-Scholes option pricing model and the following weighted average assumptions:

Risk-free interest rate	6.00%
Expected dividend yield	0.00%
Expected lives outstanding	2 years
Expected volatility	78.00%

        During May 2001 the Company issued a warrant to purchase 31,605 shares of the Company's common stock as a finder's fee as part of the private placement.

        During 2001, the Company issued 62,650 shares of common stock upon exercise of warrants.

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

        Management estimated the fair value of the warrant to be $168,000 using the Black-Scholes option pricing model. The Company recorded a value of $165,000, which was calculated using the relative fair value allocation of the proceeds received between the stock and warrant issued. The issuance of the warrant and fees paid were treated as costs associated with raising capital.

        The Company computed the fair value of the warrant using the following assumptions:

Risk-free interest rate	5.00%
Expected dividend yield	0.00%
Contractual life	5 years
Expected volatility	94.00%

        The Company used the net offering proceeds of approximately $4.8 million for general corporate purposes during the fiscal year, including:

  •
  repaying its obligations as they became due;

  •
  financing capital expenditures, including acceleration of the Company's wireless deployments and development of the Company's coordinate routing database; and

  •
  working capital.

Stock Option Plan

        As of December 31, 2001, the Company has a total of 4,354,971 shares of common stock for issuance under the 1998 Stock Incentive Plan ("1998 Plan"). Under the terms of the 1998 Plan, the shares reserved for issuance automatically increase on the first trading day of each calendar year by 3% of the number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year. The share reserve was increased by 451,765, 344,641 and 333,123 shares under this provision in 2002, 2001 and 2000, respectively. The 1998 Plan allows for issuances of options to officers, non-employee board members and consultants.

Employee Stock Purchase Plan

        On March 18, 1998, the Company adopted an employee stock purchase plan ("ESPP") under which eligible employees may contribute up to 10% of their salaries through payroll deductions to purchase shares of the Company's common stock. The offering periods are successive six-month periods starting January 1 and July 1 of each year. At the end of each offering period, amounts contributed by employees will be used to purchase shares of the Company's common stock at a price equal to 85% of the lower of the closing price of the common stock on the first day or last day of the offering period. The Company's board of directors has authorized the issuance of up to 200,000 shares under the ESPP and may terminate the ESPP at any time. At March 1 of each year, the shares available under the ESPP will be restored to 200,000, although the Company's board of directors may elect to restore a lesser number of shares. The Company issued 84,953, 54,386 and 38,679 shares under the ESPP in 2001, 2000 and 1999, respectively.

Statement of Financial Accounting Standards No. 123

        SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB 25, provided that pro forma disclosures are made of net income or loss assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted under the 1998 Plan during 2001, 2000 and 1999, using the Black-Scholes option pricing model and the following weighted average assumptions:

	2001	2000	1999
Risk-free interest rate	4.59%	6.07%	5.40%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives outstanding	4.2 years	4.2 years	4.8 years
Expected volatility	89.210%	107.900%	78.614%

        To estimate lives of options for this valuation, it was assumed options will be exercised upon becoming fully vested and all options will eventually become fully vested. Cumulative compensation costs recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. The expected volatility refers to the volatility of the Company's common stock over the expected life of a given option. In 1999, the Company's common stock was not yet traded for an extended period of time. Thus, the expected market volatility was based on the stock prices of companies with operations similar to those of the Company. In 2000 and 2001, the Company used the actual volatility of its common stock over a one-year period to estimate the volatility of options issued. Actual volatility of the Company's common stock may vary. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

        The total fair value of options granted under the 1998 Option Plan was computed to be approximately $11.7 million, $6.8 million and $2.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $3.3 million, $1.3 million and $496,000 for 2001, 2000 and 1999, respectively.

        The following table summarizes information about the options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price
$0.30 - $4.94	340,382	6.61 years	$3.81	185,750	$3.20
$5.00 - $6.13	411,254	8.17 years	6.03	149,972	6.06
$6.25 - $6.63	82,790	8.56 years	6.41	25,890	6.37
$6.75 - $6.75	657,964	8.79 years	6.75	144,828	6.75
$7.03 - $7.50	60,876	7.99 years	7.36	22,209	7.50
$7.63 - $8.28	419,000	9.23 years	8.23	9,180	7.75
$8.34 - $9.90	669,295	9.32 years	9.82	6,570	8.50
$10.00 - $24.21	306,223	9.35 years	15.93	14,175	11.36
$25.00 - $32.17	64,000	9.72 years	27.12	—	—
$32.86 - $32.86	2,000	9.80 years	32.86	—	—

	3,013,784	8.69 years	$8.59	558,574	$5.55

        A summary of stock options under the 1998 Plan as of December 31, 2001, 2000 and 1999 and changes during the years then ended are presented below:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,190,734	$5.67	1,655,864	$4.15	1,339,880	$3.62
Granted	1,555,459	11.29	1,338,306	6.64	740,364	5.15
Exercised	(531,425)	4.32	(323,626)	1.92	(179,079)	2.56
Canceled	(200,984)	8.86	(479,810)	5.65	(245,301)	5.43

Outstanding at end of year	3,013,784	$8.59	2,190,734	$5.67	1,655,864	$4.15

Weighted average fair value of options granted	$7.55		$5.06		$3.38

        If the Company had accounted for its stock-based compensation plan in accordance with SFAS 123, the Company's net loss from continuing operations would have been reported as follows:

	2001	2000	1999
Net loss from continuing operations before change in accounting principle:
As reported	$(5,826,000)	$(6,418,000)	$(1,062,000)
Pro forma	$(9,118,000)	$(7,689,000)	$(1,373,000)
Basic and diluted net loss per share from continuing operations before change in accounting principle:
As reported	$(0.43)	$(0.57)	$(0.10)
Pro forma	$(0.68)	$(0.68)	$(0.12)

(7)  CAPITALIZED LEASE OBLIGATIONS AND LINE OF CREDIT

        At December 31, 2001 and 2000, capital lease obligations consisted of the following:

	December 31,
	2001	2000
Capitalized lease obligations for equipment due on various dates through October, 2004, minimum monthly payments in varying amounts, currently approximately $411,000 including imputed interest ranging from 4.19% to 9.5% per annum, collateralized by the related assets with a net book value of $5,505,000 and $3,646,000, respectively	$7,441,000	$3,618,000

        Maturities of capital lease obligations as of December 31, 2001, are as follows:

2002	$4,435,000
2003	2,406,000
2004	1,241,000

Total minimum lease payments	8,082,000
Less—Amount related to interest	(641,000)

Principal portion of future obligations	7,441,000
Less—Current portion	(4,012,000)

$3,429,000

        On July 31, 2001, the Company entered into an agreement to establish a revolving line of credit. Borrowing availability is not to exceed $15 million and is further limited to 85% of the Company's eligible accounts receivable, as defined in the line of credit agreement. The interest rate on amounts borrowed under the line of credit is equal to the prime rate plus 2.0% per annum (6.75% as of December 31, 2001). The line of credit matures on July 31, 2004, requires a $2.0 million minimum balance and is collateralized by certain other assets. As of December 31, 2001, $2.0 million was outstanding and an additional $750,000 was utilized to satisfy letter of credit obligations.

        The terms of the revolving line of credit and capital lease obligations require the Company to maintain compliance with certain financial covenants, including current asset ratios and total indebtedness ratios. As of December 31, 2001, the Company was in compliance with all operating and financial debt covenants.

(8)  INCOME TAXES

        For income tax return reporting purposes, the Company has approximately $18.8 million of net operating loss carryforwards and approximately $851,000 of tax credit carryforwards available to offset future federal taxable income or federal tax liabilities in the United States. The research and development credit and net operating loss carryforwards expire at various dates through 2021.

        Deferred income tax assets and liabilities at December 31, 2001 and 2000, were as follows:

	December 31,
	2001	2000
Current—
Accrued liabilities and other	$1,165,000	$844,000
Deferred revenue	—	26,000

	1,165,000	870,000

Noncurrent—
Depreciation differences	(902,000)	(943,000)
Net operating loss carryforwards	7,390,000	6,261,000
Tax credit carryforwards	851,000	801,000
Deferred revenue	2,450,000	1,135,000
Deferred rent expense	518,000	—
Less—Valuation allowance	(7,396,000)	(4,048,000)

	2,911,000	3,206,000

	$4,076,000	$4,076,000

        During the years ended December 31, 2001 and 2000, the Company did not record an income tax benefit for any currently generated net operating loss carryforwards or net increases in deferred tax assets because the Company believes the criteria for recognition was not met. This was effected by increasing the valuation allowance to completely offset the increase in the Company's net deferred tax assets.

        The components of the benefit for income taxes attributable to income from operations as of December 31, 2001, 2000 and 1999, were as follows:

	December 31,
	2001	2000	1999
Current provision	$—	$—	$—
Deferred benefit, federal and state	—	—	(468,000)

Income tax benefit	$—	$—	$(468,000)

        The components of the provision (benefit) for income taxes attributable to income from discontinued operations as of December 31, 2001, 2000 and 1999, were as follows:

	December 31,
	2001	2000	1999
Deferred benefit, federal	$—	$—	$(100,000)

        A reconciliation of income tax benefit computed by applying the federal income tax rate of 34% to income from continuing operations before income taxes as of December 31, 2001, 2000 and 1999, is as follows:

	December 31,
	2001	2000	1999
Computed normal tax provision	$(1,981,000)	$(3,230,000)	$(631,000)
Tax effect of permanent differences and other	144,000	(83,000)	124,000
State tax, net of federal tax impact	(175,000)	(285,000)	(61,000)
Tax credit	(51,000)	—	—
Change in valuation allowance attributable to continuing operations(1)	2,063,000	3,598,000	—

Income tax benefit	$—	$—	$(568,000)

(1)
The Company's deferred tax asset for net operating losses includes the tax effect of $1,285,000 related to deductions for stock-based compensation in excess of amounts recorded for financial reporting purposes. If and when the valuation allowance related to these amounts is reversed, the Company will recognize this benefit as an increase to Additional-Paid-In Capital as opposed to income tax expense.

(9)  REPORTABLE SEGMENTS

        The management approach to segment identification designates the internal organization that is used by management for making operational decisions and assessing performance as the source of the Company's reportable segments. Based on this approach, the Company has five reportable segments, or "business units": ILEC, CLEC, Wireless, Direct, and Corporate. The Company measures its reportable business units based on revenue and costs directly related to each business unit. Substantially all of the Company's customers are in the United States. The Company's business units are segmented based on the type of customer each business unit serves. The ILEC, CLEC and Wireless Business Units address ILEC, CLEC and wireless carriers, respectively. The Direct Business Unit addresses sales, either directly or indirectly, to state and local government entities. The Corporate Business Unit captures costs that are not directly related to a specific business unit. These segments are managed separately because the nature of and the resources used for each segment are unique.

        Revenue and costs are segregated in the Statement of Operations for the reportable segments. The Company does not segregate assets between the segments as it is impractical to do so.

        For the year ended December 31, 2001

	ILEC	CLEC	Wireless	Direct	Corporate	Total
	(Dollars in Thousands)
Revenue:
Data management	$29,366	$12,613	$10,945	$5,021	$—	$57,945
Maintenance	6,169	—	—	884	—	7,053
Systems and new products	9,452	11	148	2,167	—	11,778
Professional services	—	1,411	—	—	—	1,411

Total	44,987	14,035	11,093	8,072	—	78,187
Direct costs	23,131	5,767	12,002	7,823	—	48,723
Sales and marketing	3,611	1,710	2,131	1,855	3,802	13,109
General and administrative	—	—	—	—	15,179	15,179
Research and development	1,098	61	23	615	4,626	6,423

Total	27,840	7,538	14,156	10,293	23,607	83,434
Operating income (loss)	17,147	6,497	(3,063)	(2,221)	(23,607)	(5,247)
Other expenses, net	—	—	—	—	(579)	(579)

Net income (loss)	$17,147	$6,497	$(3,063)	$(2,221)	$(24,186)	$(5,826)

        For the year ended December 31, 2000:

	ILEC	CLEC	Wireless	Direct	Corporate	Total
	(Dollars in Thousands)
REVENUE:
Data management	$26,184	$5,823	$2,610	$2,539	$—	$37,156
Systems and new products	2,573	1,457	1,562	376	—	5,968

	28,757	7,280	4,172	2,915	—	43,124
Direct costs	16,607	2,620	4,525	5,116	—	28,868
Sales and marketing	1,830	851	1,153	1,406	3,629	8,869
General and administrative	—	—	—	—	8,343	8,343
Research and development	379	248	563	834	2,150	4,174

Total	18,816	3,719	6,241	7,356	14,122	50,254
Operating income (loss)	9,941	3,561	(2,069)	(4,441)	(14,122)	(7,130)
Other income, net	—	—	—	—	712	712

Net income (loss) from operations before cumulative effect of change in accounting principle	9,941	3,561	(2,069)	(4,441)	(13,410)	(6,418)

Cumulative effect of change in accounting principle	(1,663)	(413)	(887)	(119)	—	(3,082)

Net income (loss)	$8,278	$3,148	$(2,956)	$(4,560)	$(13,410)	$(9,500)

        For the year ended December 31, 1999:

	ILEC	CLEC	Wireless	Direct	Corporate	Total
	(Dollars in Thousands)
Data management revenue	$26,723	$3,793	$1,739	$329	$—	$32,584
Direct costs	14,745	2,031	4,069	1,891	—	22,736
Sales and marketing	1,696	355	560	483	2,220	5,314
General and administrative	—	—	—	—	4,931	4,931
Research and development	355	167	409	809	—	1,740

Total	16,796	2,553	5,038	3,183	7,151	34,721
Operating income (loss)	9,927	1,240	(3,299)	(2,854)	(7,151)	(2,137)
Other income, net	—	—	—	—	607	607

Income (loss) before income taxes	9,927	1,240	(3,299)	(2,854)	(6,544)	(1,530)
Income taxes	—	—	—	—	468	468

Net income (loss) from continuing operations	9,927	1,240	(3,299)	(2,854)	(6,076)	(1,062)

Loss from operations of discontinued division, net of tax	—	—	—	—	(226)	(226)

Net income (loss)	$9,927	$1,240	$(3,299)	$(2,854)	$(6,302)	$(1,288)

Information for 1999 has been reclassified to reflect the realignment of various business units. Licenses and implementation services are included in the ILEC Business Unit. ILEC, CLEC, Wireless and Direct were formerly included in Data Management Services.

(10)  COMMITMENTS AND CONTINGENCIES

        The Company leases its office and research facilities and certain equipment under operating lease agreements which expire through December 2009. Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $3.2 million, $1.6 million and $1.4 million, respectively. Future minimum lease obligations under these agreements are as follows:

2002	$4,222,000
2003	2,844,000
2004	2,804,000
2005	2,719,000
2006	2,737,000
Thereafter	7,678,000

Total	$23,004,000

        The Company is subject to various claims and business disputes in the ordinary course of business, none of which are considered to be material to the operations of the Company.

(11)  EMPLOYEE BENEFIT PLAN

        The Company has a 401(k) plan under which eligible employees may defer up to 15% of their compensation subject to a maximum annual amount of $10,500. The Company may make matching contributions and discretionary contributions if approved by the board of directors. The Company matches 50% of employee contributions up to 6% of the employee's salary to the extent these matching contributions did not exceed $1,000 in 1999 and 2000, and $2,000 in 2001. Matching contributions vest 35%, 70% and 100% for one, two and three years of service, respectively. The total expense related to the employer match was approximately $625,000, $239,000 and $147,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Employee and employer contributions are not directly invested in the Company's common stock.

(12)  RELATED PARTY TRANSACTIONS

        As part of the May 11, 2001 acquisition of LPSS, the Company now provides maintenance services to Lucent customers on database and call handling contracts on a subcontracted basis. Because these contracts were not assigned directly to the Company under the purchase agreement, the Company bills Lucent for services rendered and Lucent, in turn, bills the customer. Lucent serves as a pass-through entity for billing purposes. During 2001, the Company recognized approximately $6.2 million in revenue under the sub-contracted services agreement with Lucent. As of December 31, 2001, Lucent owes the Company approximately $416,000. The payable to Lucent of approximately $4.4 million at December 31, 2001, represents the obligation incurred to pay for the inventory acquired in the LPSS acquisition, including interest.

        Lucent owned 2,250,000 million shares, or 14.9%, of the Company's common stock as of December 31, 2001. In January 2002, Lucent created a new venture capital partnership named New Venture Partners II LP ("NVP II") and transferred its shares of the Company's common stock to NVP II. Lucent then transferred 80% of NVP II to Coller Capital Management, an international investment firm, but continues to hold a 20% equity interest in NVP II.

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

        During the years ended December 31, 2001, 2000 and 1999, the Company recognized approximately $9.9 million, $9.8 million and $8.9 million in revenue, respectively, from the Ameritech service agreement. As of December 31, 2001 and 2000, Ameritech owed the Company approximately $2.2 million and $1.7 million, respectively, for services provided. During the years ended December 31, 2001, 2000 and 1999, the Company paid Ameritech approximately $1.6 million, $2.1 million and $3.4 million, respectively, pursuant to lease schedules to the master lease agreement. As of December 31, 2001 and 2000, the Company owed approximately $1.8 million and $1.6 million, respectively, pursuant to lease schedules to the master lease agreement. The leases have interest rates ranging from 6.27% to 9.50%, require monthly payments and have expiration dates varying through December 2004.

(13)  MAJOR CUSTOMERS

        Revenue from certain customers exceeded 10% of total revenue for each of the respective years as follows:

	2001	2000	1999
Ameritech	13%	23%	27%
Bell South	13%	22%	27%
Qwest	12%	21%	26%
Verizon	12%	—	—

        Accounts receivables from certain customers exceeded 10% of total accounts receivables as of December 31 for each of the respective years as follows:

	2001	2000	1999
Ameritech	15%	23%	5%
SBC	19%	—	—
Bell South	5%	11%	31%
Qwest	11%	16%	35%
Verizon	15%	—	—

        Contracts with certain of these customers have a ten-year duration through 2005, and provide for fixed monthly fee based upon the number of subscriber records managed and upon the services selected by the customer. All of these customers are in the Company's ILEC Business Unit.

(14)  QUARTERLY INFORMATION (UNAUDITED)

        The following summarizes selected unaudited quarterly financial information for each of the two years in the period ended December 31, 2001

	Three Months Ended,
	March 31,		June 30,		September 30,		December 31,
	2001	2000	2001	2000	2001	2000	2001	2000
	(Amounts in Thousands)
Revenue	$13,189	$9,033	$18,318	$10,249	$21,006	$11,527	$25,674	$12,315
Direct Costs	9,865	6,285	12,679	6,986	13,379	7,386	12,800	8,211
Net income (loss) from operations before cumulative effect of change in accounting principle	(3,175)	(565)	(2,315)	(1,760)	(2,204)	(1,298)	1,868	(2,795)
Net income (loss)	$(3,175)	$(3,647)	$(2,315)	$(1,760)	$(2,204)	$(1,298)	$1,868	$(2,795)

Net income (loss) from operations before cumulative effect of change in accounting principle per share:
Basic	$(0.28)	$(0.05)	$(0.18)	$(0.16)	$(0.15)	$(0.12)	$0.13	$(0.25)
Diluted	$(0.28)	$(0.05)	$(0.18)	$(0.16)	$(0.15)	$(0.12)	$0.11	$(0.25)
Income (loss) per share:
Basic	$(0.28)	$(0.33)	$(0.18)	$(0.16)	$(0.15)	$(0.12)	$0.13	$(0.25)
Diluted	$(0.28)	$(0.33)	$(0.18)	$(0.16)	$(0.15)	$(0.12)	$0.11	$(0.25)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item, will be contained in the Company's definitive Proxy Statement with respect to the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") and is hereby incorporated by reference thereto.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this item will be contained in the 2002 Proxy Statement and is hereby incorporated by reference thereto.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this item will be contained in the 2002 Proxy Statement and is hereby incorporated by reference thereto.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item will be contained in the 2002 Proxy Statement and is hereby incorporated by reference thereto.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a)	(1)	Financial Statements
		The financial statements filed as part of this report are listed on the index to financial statements on page 34.
	(2)	Financial Statement Schedules
		All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the Financial Statements or Notes thereto.
	(3)	Exhibits
Exhibit Number		Description
3.01	*	Amended and Restated Certificate of Incorporation of the Company
3.02	*	Restated Bylaws of the Company to be effective upon the closing of the offering.
4.01	*	Form of Certificate for Common Stock.
4.02	*	Reference is made to Exhibits 3.1 and 3.2.
10.01	*	Fourth Amended and Restated Registration Rights Agreement, dated March 5, 1996.
10.02	*	1990 Stock Option Plan.
10.03	*	1998 Stock Incentive Plan.
10.04	*	1998 Employee Stock Purchase Plan, as amended.
10.05	*	Form of Directors' and Officers' Indemnification Agreement.
10.06	*†	9-1-1 Services Agreement between Ameritech Information Systems, Inc. and SCC Communications Corp., signed August 31, 1994.
10.07	*†	Agreement for Services between SCC Communications Corp. and U S West Communications, Inc. dated December 28, 1995.
10.08	*†	Services Agreement No. PR-9026-L between SCC Communications Corp. and BellSouth Telecommunications, Inc. dated October 13, 1995.
10.09	*†	Wireless E9-1-1 Agreement between SCC Communications Corp. and Ameritech Mobile Communications, Inc. dated April 1998
10.10	*†	Asset Purchase Agreement between SCC Communications Corp. and Printrak International, Inc., dated July 18, 1997.
10.11	*	Amendment One to Asset Purchase Agreement between SCC Communications Corp. and Printrak International, Inc.
10.12	*	Bank One Loan Agreement dated April 15, 1997, effective as of July 1, 1996.
10.13	*	Banc One Capital Partners and SCC Communications Corp. Senior Subordinated Note and Warrant Purchase Agreement, dated November 20, 1997.
10.14	*	Banc One Senior Subordinated Note due November 30, 2003.
10.15	*	Banc One Warrant Certificate.
10.16	*	Banc One and SCC Communications Corp. Option Agreement, dated November 20, 1997.
10.17	*	Banc One and SCC Communications Corp. Registration Rights Agreement, dated November 20, 1997.
10.18	*	Co-Sale Agreement, dated November 20, 1997, between SCC Communications Corp., George Heinrichs, John Sims, Nancy Hamilton, The Hill Partnership III, Ameritech Development Corporation, Boston Capital Ventures Limited Partnership and Banc One Capital Partners.
10.19	*	Preemptive Rights Agreement between Banc One Capital Partners and SCC Communications Corp.
10.20	*	Master Lease Agreement Between Ameritech Credit Corporation and SCC Communications Corp., dated March 11, 1996.
10.21	*†	Consulting Agreement Between SCC Communications Corp. and Ameritech Mobile Communications, Inc. dated October 27, 1997.
10.22	*	Bank One Loan Change in Terms Agreement effective as of April 15, 1998.
10.23	#	Employment Agreement between Nancy Hamilton and SCC Communications Corp.
10.24	/ /	Genesis Select Corporation and SCC Communications Corp. Common Stock Purchase Warrant Agreement, dated April 19, 2000
10.25	/ /	Leopard Communications and SCC Communications Corp. Common Stock Purchase Warrant Agreement, dated April 19, 2000
10.26	/ /	Employment Agreement between Carol Nelson and SCC Communications Corp. ?
23.01		Consent of Arthur Andersen LLP, Independent Public Accountants.

*	Incorporated by reference to identically numbered exhibits included in the Registrant's Registration Statement on Form S-1 (File No. 333-49767), as amended.
†	Confidential treatment has been requested for a portion of these Exhibits.
#	Incorporated by reference to identically numbered exhibits included in the Registrant's Form 10-K for the fiscal year ended December 31, 1998.
/ /	Incorporated by reference to identically numbered exhibits included in the Registrant's Form 10-Q for the Quarter ended June 30, 2000.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 5, 2002

INTRADO INC.
By:	/s/ MICHAEL D. DINGMAN, JR. Michael D. Dingman, Jr. Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 5, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ GEORGE K. HEINRICHS George K. Heinrichs	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ MICHAEL D. DINGMAN, JR. Michael D. Dingman, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ STEPHEN O. JAMES Stephen O. James	Director
/s/ DAVID KRONFELD David Kronfeld	Director
/s/ PHILIP LIVINGSTON Philip Livingston	Director
/s/ MARY BETH VITALE Mary Beth Vitale	Director
/s/ WINSTON J. WADE Winston J. Wade	Director
/s/ DARRELL A. WILLIAMS Darrell A. Williams	Director