Form 10-Q
period 2002-03-31
INTRADO INC
filed 2002-05-08
CIK 924505

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO

COMMISSION FILE NUMBER: 000-29678

INTRADO INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-0796285
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
6285 Lookout Road Boulder, Colorado	80301
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (303) 581-5600

(Former name or former address, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 6, 2002, there were 15,213,222 shares of the Registrant's Common Stock outstanding.

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

  •
  fluctuations in quarterly operating results, including those that are due to adverse trends in the telecommunications industry as a whole and factors beyond our control;

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

  •
  our ability to expand our services beyond our traditional business and into the highly competitive data management industry, such as our proposed National Repository Line Level Database ("NRLLDB") and our intelliCastSM Notification Services (formerly EWESM);

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

INTRADO INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,240	$15,716
Accounts receivable, net of allowance for doubtful accounts of approximately $218 and $156	10,295	14,639
Inventory	5,455	6,823
Prepaids and other	2,236	2,015
Prepaid maintenance	2,122	1,887
Deferred equipment costs	2,669	444
Deferred income taxes	1,165	1,165

Total current assets	35,182	42,689
PROPERTY AND EQUIPMENT:
Computer hardware and equipment	43,047	39,444
Furniture and fixtures	2,483	2,263
Leasehold improvements	1,881	1,651

	47,411	43,358
Accumulated depreciation	(26,923)	(25,774)

Total property and equipment, net	20,488	17,584
GOODWILL AND OTHER INTANGIBLES, net of accumulated amortization of $3,458 and $2,870	21,561	22,148
DEFERRED INCOME TAXES	2,911	2,911
DEFERRED CONTRACT COSTS	4,417	5,057
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $1,327 and $1,222	5,959	3,907
OTHER ASSETS	689	1,139

Total assets	$91,207	$95,435

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,032	$4,622
Payroll-related accruals	3,849	3,417
Other accrued liabilities	2,265	6,141
Property and other taxes	173	252
Current portion of capital lease obligations	4,308	4,012
Payable to Lucent	4,494	4,393
Deferred contract revenue	3,520	5,198

Total current liabilities	22,641	28,035
CAPITAL LEASE OBLIGATIONS, net of current portion	3,627	3,429
LINE OF CREDIT	2,000	2,000
OTHER ACCRUED LIABILITIES, net of current portion	1,371	1,270
DEFERRED CONTRACT REVENUE	12,031	11,671

Total liabilities	41,670	46,405

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 30,000,000 shares authorized; 15,104,525 and 15,058,840 shares issued 15,099,787 and 15,054,102 shares outstanding in 2002 and 2001	15	15
Additional paid-in capital	75,218	74,969
Common stock warrants	324	379
Treasury Stock, 4,738 shares, at cost	(39)	(39)
Accumulated deficit	(25,981)	(26,294)

Total stockholders' equity	49,537	49,030

Total liabilities and stockholders' equity	$91,207	$95,435

The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

INTRADO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
TOTAL REVENUE	$24,239	$13,189
COSTS AND EXPENSES:
Direct costs	13,112	9,598
Sales and marketing	4,529	2,732
General and administrative	5,079	2,877
Research and development	979	1,226

Total costs and expenses	23,699	16,433

INCOME (LOSS) FROM OPERATIONS	540	(3,244)
OTHER INCOME (EXPENSE):
Interest and other income	57	157
Interest and other expense	(284)	(88)

NET INCOME (LOSS) BEFORE INCOME TAXES	313	(3,175)
PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$313	$(3,175)

NET INCOME (LOSS) PER SHARE:
Basic	$0.02	$(0.28)

Diluted	$0.02	$(0.28)

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
Basic	15,081,952	11,505,889

Diluted	16,772,595	11,505,889

The accompanying notes to financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$313	$(3,175)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation and amortization	1,997	1,530
Stock-based compensation	31	13
Accretion of investments in marketable securities	—	(43)
Non-cash interest	99	—
Loss on disposal of assets	11	8
Provision for doubtful accounts	71	75
Change in—
Accounts receivable	4,273	(817)
Inventory	1,369	—
Prepaids and other	(2,109)	(2)
Deferred costs	640	237
Accounts payable and accrued liabilities	(4,010)	906
Deferred revenue	(1,318)	(240)

Net cash provided by (used in) operating activities	1,367	(1,508)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(2,886)	(1,321)
Software development costs	(2,157)	(25)
Sale of investments in marketable securities	—	4,000
Deferred acquisition costs	—	(34)

Net cash provided by (used in) investing activities	(5,043)	2,620
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(963)	(628)
Proceeds from exercise of stock options	163	174

Net cash used in financing activities	(800)	(454)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,476)	658
CASH AND CASH EQUIVALENTS, beginning of period	15,716	5,036

CASH AND CASH EQUIVALENTS, end of period	$11,240	$5,694

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$172	$91

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES:
Property acquired with capital leases	$1,457	$—

The accompanying notes to financial statements are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

        The unaudited financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present financial position, results of operations and cash flows of Intrado Inc. (the "Company") for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Reclassifications

        Certain prior period amounts have been re-classified to conform with the current period's presentation.

Deferred Equipment Costs

        Deferred equipment costs represent computer equipment purchased specifically for a customer's existing system or inventory shipped to a customer site. These costs will be expensed when all of the revenue recognition criteria has been met.

Revenue and Cost Recognition

        The Company generates revenue from four of its five segments, or "business units": ILEC, CLEC, Wireless and Direct. The revenue from these business units is derived primarily from monthly data management services, maintenance, systems and new products and professional services.

        As of March 31, 2002, the Company had total deferred contract revenue of approximately $15.6 million and deferred contract costs of approximately $4.4 million. Of the total deferred contract revenue at March 31, 2002, the Company anticipates that approximately $3.5 will be recognized in 2002 in full when all the revenue recognition criteria have been met. Approximately $1.9 million of this amount is included in accounts receivable as of March 31, 2002 and the Company has received payments for the remaining $1.6 million. As of March 31, 2002, the non-current deferred revenue balance of approximately $12.0 million represents non-recurring engineering fees and certain enhancements related to monthly data management revenue. Approximately $447,000 of non-current deferred revenue, net of deferred costs, relates to contracts for which the start of the contract period has not yet been established. As a result, the exact periods for which this portion of non-current deferred revenue will be recognized is not yet known. These amounts will be fully recognized by December 31, 2005. The remaining deferred revenue, net of deferred costs will be recognized as follows:

2002	$2,072,000
2003	2,614,000
2004	1,837,000
2005	634,000
2006	9,000

Total	$7,166,000

Provision for Income Taxes

        Through December 31, 2001, the Company did not record an income tax benefit for any generated net operating loss carryforwards or net increases in deferred tax assets because the Company believed the criteria for recognition was not met. To the extent the Company is able to generate taxable income in 2002, the Company will adjust the deferred tax asset and increase income during the period the determination is made. As of December 31, 2001, the Company had net operating loss carryforwards of approximately $18.8 million available to offset future net income for U.S. federal income tax purposes. During the three months ended March 31, 2002, no income tax benefit or expense was recorded as any tax liability generated will be offset by the operating loss carryforwards.

NOTE 2—EARNINGS PER SHARE

        The Company presents basic and diluted earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" which establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings (loss) per share is determined by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted income (loss) per share includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The as-if-converted method is used for convertible securities. Potentially dilutive common stock options that were excluded from the calculation of diluted income per share because their effect is antidilutive totaled 166,046 and 733,347 in the three months ended March 31, 2002 and 2001, respectively.

        A reconciliation of shares used to compute basic earnings (loss) per share to diluted earnings (loss) per share is as follows:

	Three Months Ended March 31,
	2002	2001
Weighted-average common shares outstanding	15,081,952	11,505,889
Options issued to employees	1,690,643	—

Denominator for diluted earnings (loss) per share	16,772,595	11,505,889

NOTE 3—REPORTABLE SEGMENTS

        The management approach to segment identification designates the internal organization that is used by management for making operational decisions and assessing performance as the source of the Company's reportable segments. Based on this approach, the Company has five reportable segments, or "business units": ILEC, CLEC, Wireless, Direct, and Corporate. The Company's business units are segmented by the type of customer each business unit serves. The ILEC, CLEC and Wireless Business Units address ILEC, CLEC and wireless carriers, respectively. The Direct Business Unit addresses sales, either directly or indirectly, to state and local government entities. The Corporate Business Unit captures costs that are not directly related to a specific business unit. The Company measures its reportable business units based on revenue and costs directly related to each business unit. Substantially all of the Company's customers are in the United States. These segments are managed separately because the nature of and the resources used for each segment are unique.

        Revenue and costs are segregated in the following Statement of Operations for the reportable segments. The Company does not segregate assets between the segments as it is impractical to do so.

(dollars in thousands)

	ILEC March 31,		CLEC March 31,		WIRELESS March 31,		DIRECT March 31,		CORPORATE March 31,		TOTAL March 31,
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
Data management	$8,028	$7,252	$3,957	$2,476	$4,373	$1,788	$1,507	$1,059	$—	$—	$17,865	$12,575
Maintenance	2,608	—	—	—	—	—	452	—	—	—	3,060	—
Systems	2,183	—	—	11	500	—	517	—	—	—	3,200	11
Professional services	—	—	114	603	—	—	—	—	—	—	114	603

Total	12,819	7,252	4,071	3,090	4,873	1,788	2,476	1,059	—	—	24,239	13,189
Direct costs	5,927	4,272	1,643	1,285	3,461	2,406	2,081	1,635	—	—	13,112	9,598
Sales and marketing	1,192	656	496	422	1,065	428	560	387	1,216	839	4,529	2,732
General and administrative	234	119	233	86	203	—	291	62	4,118	2,610	5,079	2,877
Research and development	—	—	—	—	—	—	—	—	979	1,226	979	1,226

Total	7,353	5,047	2,372	1,793	4,729	2,834	2,932	2,084	6,313	4,675	23,699	16,433
Operating income (loss)	5,466	2,205	1,699	1,297	144	(1,046)	(456)	(1,025)	(6,313)	(4,675)	540	(3,244)
Other income (expense), net	—	—	—	—	—	—	—	—	(227)	69	(227)	69

Net income (loss)	$5,466	$2,205	$1,699	$1,297	$144	$(1,046)	$(456)	$(1,025)	$(6,540)	$(4,606)	$313	$(3,175)

NOTE 4—RELATED PARTY TRANSACTIONS

Lucent and New Ventures Partners II

        As part of the May 11, 2001 acquisition of Lucent Public Safety Systems ("LPSS"), the Company now provides maintenance services to Lucent customers on database and call handling contracts on a subcontracted basis. Because these contracts were not assigned directly to the Company under the purchase agreement, the Company bills Lucent for services rendered and Lucent, in turn, bills the customer. Lucent serves as a pass-through entity for billing purposes. During the three months ended March 31, 2002, the Company recognized approximately $2.6 million in revenue under the sub-contracted services agreement with Lucent. As of March 31, 2002, Lucent owes the Company approximately $446,000. The payable to Lucent of approximately $4.5 million at March 31, 2002, represents the obligation incurred to pay for the inventory acquired in the LPSS acquisition, including interest.

        The Company issued 2,250,000 shares of common stock in connection with its May 2001 acquisition of LPSS. As of March 31, 2002, these shares are held by New Venture Partners II, a limited partnership in which Coller Capital Management, an international investment firm, has an 80% equity interest and Lucent Technologies Inc. has a 20% equity interest.

Ameritech

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

        During the three months ended March 31, 2002, and 2001, the Company recognized approximately $2.6 million and $2.4 million in revenue, respectively, from the Ameritech service agreement. As of March 31, 2002 and 2001, Ameritech owed the Company approximately $1.1 million and $871,000, respectively, for services provided. During the quarters ended March 31, 2002 and 2001, the Company paid Ameritech approximately $476,000 and $465,000, respectively, pursuant to lease schedules to the master lease agreement. As of March 31, 2002 and 2001, the Company owed approximately $4.1 million and $780,000, respectively, pursuant to lease schedules to the master lease agreement. The leases have interest rates ranging from 7.08% to 13.39%, require monthly payments and have expiration dates varying through February 2005.

NOTE 5—GOODWILL AND INTANGIBLES

        The Company adopted SFAS No. 141, ("SFAS 141") "Business Combinations" and SFAS No. 142, ("SFAS 142") "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS 142 states that goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to an annual assessment for impairment and be written down to its fair value only if the carrying amount is greater than the fair value. In addition, intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

        The Company has recorded on its balance sheet $11.9 million of goodwill, net, as of March 31, 2002. As part of the adoption of SFAS 142, the Company combined the workforce intangible with goodwill. As a result of adopting SFAS 142, the Company is no longer amortizing its goodwill, which relates to the excess of the purchase price over the estimated fair value of net tangible assets acquired associated with the May 2001 LPSS acquisition. The Company was previously recording approximately $600,000 of amortization expense on a quarterly basis associated with this goodwill. No goodwill amortization was reported for the three months ended March 31, 2002. The Company will complete its impairment test as required by SFAS 142, during the three months ended June 30, 2002.

        The Company has recorded $9.7 million (net of accumulated amortization of $2.1 million) on its balance sheet relating to acquired intangible assets as of March 31, 2002. The acquired intangible assets include intellectual property and contracts acquired as part of the LPSS acquisition. The Company recorded approximately $600,000 of amortization expense related to these assets during the three months ended March 31, 2002.

NOTE 6—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate can be made. The Company is required to adopt SFAS 143 in its fiscal year 2003. The Company does not believe that SFAS 143 will have a material impact on its prospective financial statements.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 applies to recognized long-lived assets of an entity to be held and used or to be disposed of and does not apply to goodwill, intangible assets not being amortized, financial instruments and deferred tax assets. SFAS 144 requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. An asset that is classified as held for sale shall be recorded at the lower of its carrying amount or fair value less cost to sell. Although no adjustments were made as a result of the adoption of SFAS 144 in the three months ended March 31, 2002, the Company believes that SFAS 144 may have a prospective effect on its financial statements in the determination of impairment charges and presentation of any future dispositions of business components.

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

        With our acquisition of LPSS in May 2001, we now provide 9-1-1 supporting hardware and software technology, including the Palladium call center and data-management systems. A number of telecommunications companies manage their 9-1-1 infrastructures with these hardware and software systems. In addition, these systems are used by public safety call centers across the nation to receive and respond to wireline and wireless E9-1-1 calls.

        We generate revenue from four of our five segments, or "business units": ILEC, CLEC, Wireless and Direct. The revenue from these business units is derived from monthly data management services, maintenance, sales of systems and new products and professional services.

        The following table represents revenue amounts and percentages by business unit:

	Three Months Ended March 31,
	Revenue		Percent
	2002	2001	2002	2001
ILEC	$12,819	$7,252	53%	55%
CLEC	4,071	3,090	17	23
Wireless	4,873	1,788	20	14
Direct	2,476	1,059	10	8

Total	$24,239	$13,189	100%	100%

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. While preparing these financial statements, we made estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, capitalized software costs, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition:    Payments received in advance are deferred until the service is provided. Up-front fees received, such as implementation fees and non-recurring engineering fees, are deferred and recognized over the longer of the contractual period or the expected customer relationship. In accordance with Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition in Financial Statements" and Statement of Position No. 97-2 "Software Revenue Recognition", our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

  •
  persuasive evidence of an arrangement exists;

  •
  the price is fixed and determinable;

  •
  delivery has occurred or services have been rendered; and

  •
  collectibility is reasonably assured.

        The majority of our revenue is derived from long-term contracts with our customers and is recognized ratably over the term of the contract as services are performed. We also sell software enhancements and professional services to our customer base which may not be subject to deferral under SAB 101. In the current period, we recognized $3.2 million in revenue for the sale of software enhancements/licenses and professional services which was not deferred under SAB 101.

        Allowances:    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, additional allowances may be required. We also maintain allowances for credit memos which may be issued in the future for current period revenue. The allowances, which are based on historical trends and management estimates and judgments, may prove to be inadequate. The allowance as of March 31, 2002 was $398,000, up from $328,000 at December 31, 2001 and $259,000 at March 31, 2001. The increases are primarily attributable to volatility and additional bankruptcy filings impacting our CLEC customer base.

        Reserves:    We switched our employee medical insurance plans from a third party provider to a self-insured plan on January 1, 2002. The self-insured plan contains a stop loss coverage to limit the expenses we may incur in any one month in the event of abnormal or catastrophic claims to $250,000. However, since actual expenses incurred typically lag behind claims paid, management estimated the accrued expenses necessary for future claims that may be paid. This accrual required the use of estimates and previous claim filing history. Based on the claims paid in future periods and additional modifications to the underlying assumptions used to accrue expenses, the accruals made may prove to be inadequate or excessive and may require significant adjustments in future periods.

        Inventory:    As of March 31, 2002, we had approximately $4.1 million of inventory related to the LPSS acquisition. If we determine that the carrying value of our inventory exceeds the estimated fair market value, our policy is to reserve for the estimated obsolescence or unmarketable inventory. If actual market conditions are less favorable than those projected, significant inventory write-downs may be required.

        Software Capitalization:    We capitalize certain software development costs related to significant new product offerings after technological feasibility is established and prior to general release. The capitalization of software requires judgment in determining when a project has reached the technological feasibility phase and when it is available for general release. We capitalized $2.2 million in additional development costs in the three months ended March 31, 2002. The costs related primarily to ongoing development investments to support new products such as the NRLLDB, MPC, and other major software initiatives in the ILEC Business Unit. The net realizable value ("NRV") of all software projects is reviewed on a quarterly basis and may result in significant write-offs if the expected NRV does not support the amounts capitalized on the Balance Sheet.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Total Company

  Revenue

        Total revenue increased $11.0 million, or 83%, from $13.2 million in the three months ended March 31, 2001 to $24.2 million in the three months ended March 31, 2002. This increase is attributable primarily to:

  •
  ILEC revenue increased by $5.5 million, from $7.3 million in the three months ended March 31, 2001 to $12.8 million in the three months ended March 31, 2002. Integration of the LPSS business, which closed on May 11, 2001, accounted for $4.8 million of the increase, with the balance coming from an in increase in records under management of 2%.

  •
  CLEC revenue increased by $1.0 million, from $3.1 million in the three months ended March 31, 2001 to $4.1 million in the three months ended March 31, 2002, due to the continued increase in the number of subscribers served to 9.2 million, up from 6.5 million in the three months ended March 31, 2001.

  •
  Wireless revenue increased by $3.1 million, from $1.8 million in the three months ended March 31, 2001 to $4.9 million in the three months ended March 31, 2002, primarily due to services provided to the increased subscriber base of 18.3 million, up from 6.0 million in the three months ended March 31, 2001.

  •
  Direct revenue increased by $1.4 million, from $1.1 million in the three months ended March 31, 2001 to $2.5 million in the three months ended March 31, 2002. Activity from the LPSS acquisition, including sales of systems and ongoing maintenance to PSAPs, accounted for $1.0 million of the increase. The balance of the increase was attributable to sales of our new intelliCastSM Notification Services ("intelliCastSM," formerly EWESM) products and an increase in the number of subscribers from approximately 1.4 million in the three months ended March 31, 2001 to approximately 2.3 million in the three months ended March 31, 2002.

  Costs

        Total costs increased 45%, or $7.3 million, from $16.4 million in the three months ended March 31, 2001 to $23.7 million in the three months ended March 31, 2002, representing 124% and 98% of total revenue, respectively. This increase is attributable primarily to:

  •
  $3.7 million of expenses related to the integration of the LPSS acquisition, of which $3.1 million represented direct operating costs, such as salaries, retention bonuses and maintenance expenses for subcontracted services provided by third-party vendors, and an additional $600,000 represented amortization of intangibles.

  •
  $400,000 in direct costs associated with headcount and other operating expenses for the delivery of services to our increased subscriber base.

  •
  $1.8 million of additional sales and marketing expense related to new product promotions, increased participation in national trade shows and public relations charges.

  •
  $1.6 million increase in corporate general and administrative costs related to additional investments in infrastructure and personnel, increased legal fees associated with legislative and regulatory issues, increased rent expenses due to the new lease for our Longmont facility and increased payouts of corporate incentive bonuses to eligible employees.

        These increases were partially offset by a $200,000 reduction in research and development costs due to reduced labor and consulting costs related to new product offerings prior to obtaining technological feasibility.

  Net Income (Loss)

        Net Income increased by $3.5 million, from a net loss of $3.2 million in the three months ended March 31, 2001 to net income of $313,000 in the three months ended March 31, 2002, primarily due to:

  •
  A $3.3 million increase in ILEC net income, from $2.2 million in the three months ended March 31, 2001 to $5.5 million in the three months ended March 31, 2002, which included $2.9 million of net income related to the LPSS database division and $400,000 attributable to our ability to leverage operating expenses against the increased sales.

  •
  A $400,000 increase in CLEC net income, from $1.3 million in the three months ended March 31, 2001 to $1.7 million in the three months ended March 31, 2002, primarily due to a $1.0 million increase in CLEC revenue at a 61% gross margin.

  •
  A $1.2 million reduction in the operating loss in our Wireless Business Unit, from a loss of $1.1 million in the three months ended March 31, 2001 to income of $100,000 in the three months ended March 31, 2002. Gross margins improved from a negative 33% in the three months ended March 31, 2001, to 29% in the three months ended March 31, 2002 due to higher revenue covering our infrastructure costs.

  •
  A $600,000 reduction in the operating loss in our Direct Business Unit, from a $1.0 million operating loss in the three months ended March 31, 2001 to a $400,000 operating loss in the three months ended March 31, 2002. Gross margins improved in the three months ended March 31, 2002 to 16%, from a negative 45% in the three months ended March 31, 2001, due to the integration of the LPSS call handling division and resulting sales of systems to customers at higher gross margins.

        These benefits were partially offset by:

  •
  $1.4 million of additional expenses in the three months ended March 31, 2002 attributable to the Corporate Business Unit, primarily related to increased headcount to support expanded operations, incremental costs related to the LPSS acquisition for retention bonuses, increased rent expenses related to our expanded headquarters building that is still under construction, new product offerings and research and development.

  •
  $600,000 of amortization expense related to intangibles that continue to be amortized as part of the LPSS acquisition.

ILEC Business Unit

        Revenue increased 75%, from $7.3 million in the three months ended March 31, 2001 to $12.8 million in the three months ended March 31, 2002, representing 55% and 53% of total company revenue for such periods, respectively. Approximately $4.8 million of this increase is attributable to successful integration of the LPSS Database Division. Of this amount, $2.6 million was attributable to the addition of 100 million subscribers using our licensed software platform as of March 31, 2002 and $2.2 million was attributable to sale of software enhancements. The remaining $700,000 increase is due to an increase in the number of records under management, which grew to 88.7 million as of March 31, 2002.

        Direct costs increased 37%, from $4.3 million in the three months ended March 31, 2001 to $5.9 million in the three months ended March 31, 2002, representing 59% and 46% of ILEC revenue for such periods, respectively. The $1.5 million increase is primarily due to the addition of staff in conjunction with the LPSS acquisition, increases in maintenance expenses related to LPSS's database division and additional investments in support personnel to accommodate sales growth from new and existing customers. ILEC direct costs as a percentage of revenue decreased due to higher margins realized on the sale of software enhancements.

        Sales and marketing expenses increased 83%, from $656,000 in the three months ended March 31, 2001 to $1.2 million in the three months ended March 31, 2002, representing 9% of ILEC revenue for both periods. This increase is due to the addition of new employees in conjunction with the LPSS acquisition and internal expansion in other ILEC sales and marketing departments to accommodate growth.

        General and administrative costs increased 97% from $119,000 during the three months ended March 31, 2001 to $234,000 during the three months ended March 31, 2002. This increase is due to the addition of a finance position within the business unit during 2002 as well as increased costs related to management of the business unit.

        Net income increased $3.3 million, from $2.2 million in the three months ended March 31, 2001 to $5.5 million in the three months ended March 31, 2002. This increase included $2.9 million of net income related to our acquisition of LPSS's database division and $400,000 attributable to our ability to leverage operating expenses against the increased sales. Gross margins increased from 41% in the three months ended March 31, 2001 to 54% in the three months ended March 31, 2002 primarily due to higher margins on sales of software enhancements to new and existing customers.

CLEC Business Unit

        Revenue increased 32%, from $3.1 million in the three months ended March 31, 2001 to $4.1 million in the three months ended March 31, 2002, representing 23% and 17% of total company revenue for such periods, respectively. CLEC revenue increased primarily as a result of an increase in the number of records under management for new and existing customers, which increased 42% from 6.5 million at March 31, 2001 to 9.2 million at March 31, 2002.

        Direct costs increased 23% from $1.3 million in the three months ended March 31, 2001 to $1.6 million in the three months ended March 31, 2002, representing 42% and 39% of CLEC revenue for such periods, respectively. This increase is due to the hiring of additional CLEC operations staff to assist with the continued growth in records under management. CLEC direct costs as a percentage of revenue decreased due to volume efficiencies gained by the growth in records under management.

        Sales and marketing expenses increased 18% from $422,000 in the three months ended March 31, 2001 to $496,000 in the three months ended March 31, 2002, representing 14% and 12% of CLEC revenue for such periods, respectively. This increase is due to the increased commissions and bad debt expense.

        General and administrative costs increased 171% from $86,000 during the three months ended March 31, 2001 to $233,000 during the three months ended March 31, 2002. This increase is due to the addition of a finance position within the business unit during 2002 as well as increased costs related to the management of the business unit.

        Net income increased 31%, from $1.3 million in the three months ended March 31, 2001 to $1.7 million in the three months ended March 31, 2002, primarily due to a $1.0 million increase in CLEC revenue at a 61% gross margin.

Wireless Business Unit

        Revenue increased 172%, from $1.8 million in the three months ended March 31, 2001 to $4.9 million in the three months ended March 31, 2002, representing 14% and 20% of total company revenue for such periods, respectively. Wireless revenue increased due to an increase in the number of records under management and fees received for new products. The number of Wireless subscribers under management grew to 18.3 million, a 205% increase from March 31, 2001.

        Direct costs increased 46% from $2.4 million in the three months ended March 31, 2001 to $3.5 million in the three months ended March 31, 2002, representing 133% and 71% of Wireless revenue for such periods, respectively. The $1.1 million increase is due to the hiring of additional staff to increase the implementation rate for subscriber services and increased systems maintenance and telephone line costs to accommodate growth. Wireless direct costs as a percentage of revenue decreased due to economies of scale associated with an increase in the number of subscribers under management covering more of our infrastructure costs and higher margins on sales of new products.

        Sales and marketing expenses increased 157% from $428,000 in the three months ended March 31, 2001 to $1.1 million in the three months ended March 31, 2002, representing 24% and 22% of Wireless revenue for such periods, respectively. This increase is due to investments in product management and additional sales personnel to accommodate growth.

        General and administrative costs increased 100% from $0 during the three months ended March 31, 2001 to $203,000 during the three months ended March 31, 2002. This increase is due to the addition of finance and management positions in 2002.

        Net income increased 109% from a loss of $1.1 million in the three months ended March 31, 2001 to income of $100,000 in the three months ended March 31, 2002. Gross margins improved from a negative 33% in the three months ended March 31, 2001, to 29% in the three months ended March 31, 2002 due to higher revenue covering our infrastructure costs.

Direct Business Unit

        Revenue increased 127% from $1.1 million in the three months ended March 31, 2001 to $2.5 million in the three months ended March 31, 2002, representing 8% and 10% of total company revenue for such periods, respectively. Direct revenue increased due to sales of enhancement services, revenues related to our intelliCastSM systems, and approximately $1.0 million of maintenance and systems revenue related to the call handling division acquired in the LPSS transaction. The Texas subscriber base grew to 7.2 million in 2002, a 4% increase from March 31, 2001. The intelliCastSM subscriber base grew to 2.3 million in 2002, a 64% increase from March 31, 2001.

        Direct costs increased 31%, from $1.6 million in the three months ended March 31, 2001 to $2.1 million in the three months ended March 31, 2002, representing 45% and 84% of Direct revenue for such periods, respectively. Costs increased due to the additional personnel associated with a larger subscriber base in Texas, our new intelliCastSM contracts, and the call handling division acquired in the LPSS acquisition. Direct costs as a percentage of revenue decreased due to higher margins on the LPSS maintenance and systems revenue.

        Sales and marketing expenses increased 45% from $387,000 in the three months ended March 31, 2001 to $560,000 in the three months ended March 31, 2002, representing 35% and 22% of Wireless revenue for such periods, respectively. The increase in sales and marketing costs is due to the addition of personnel in the call handling division acquired in the LPSS acquisition.

        General and administrative costs increased 369% from $62,000 during the three months ended March 31, 2001 to $291,000 during the three months ended March 31, 2002. This increase is due to the addition of a finance position within the business unit during 2002 as well as increased costs related to the management of the business unit.

        Net loss decreased 60% from $1.0 million in the three months ended March 31, 2001 to $400,000 in the three months ended March 31, 2002. Gross margins improved in the three months ended March 31, 2002 to 16%, from a negative 145% in the three months ended March 31, 2001, due to the integration of the LPSS call handling division and resulting sales of systems at higher gross margins.

Corporate Business Unit

        General and administrative expenses increased 58%, from $2.6 million in the three months ended March 31, 2001 to $4.1 million in the three months ended March 31, 2002, representing 20% and 17% of total revenue for such period, respectively. Corporate general and administrative expenses increased due to the amortization of intangibles acquired in the LPSS acquisition, increased headcount to accommodate growth in our corporate support departments and personnel acquired from the LPSS acquisition. As discussed in Note 5 of the Notes to Consolidated Financial Statements, we no longer amortize goodwill or the workforce intangible.

        Sales and marketing expenses increased 43%, from $839,000 in the three months ended March 31, 2001 to $1.2 million in the three months ended March 31, 2002, representing 6% and 5% of total revenue for such periods, respectively. This increase is due to additional personnel and higher promotional costs associated with growth.

        Research and development decreased from $1.2 million in the three months ended March 31, 2001 to $1.0 million, representing 9% and 4% of total revenue for such periods, respectively. This decrease is due to reduced labor and associated travel and consulting costs related to the research and development of new product offerings prior to obtaining technological feasibility. In addition, more costs were capitalized during the three months ended March 31, 2002 as additional products reached technological feasibility.

        Net other expenses increased from income of $69,000 in the three months ended March 31, 2001 to an expense of $227,000 in the three months ended March 31, 2002 due to lower interest income from investments and increased interest expense related to our new capital equipment leases and line of credit facility.

  Balance Sheet Items

        Inventory.    The inventory balance decreased 19% from $6.8 million at December 31, 2001 to $5.5 million at March 31, 2002. The March 31, 2002 balance was primarily comprised of two components:

  •
  $1.4 million related to server upgrades for existing systems that may be used in customer sites; and

  •
  $4.1 million related to eight high-capacity, high-speed servers acquired in the LPSS acquisition.

During the three months ended March 31, 2002, we sold eighteen of the server upgrades to existing customers, but deferred the revenue associated with these sales because they were not fully installed at the customer locations prior to March 31, 2002. We currently have commitments from customers for the majority of the remaining server upgrades. We are pursuing various sales channels for the high-capacity, high-speed servers.

        Goodwill and Other Intangibles.    The $25.0 million excess of the LPSS purchase price over the estimated fair value of net tangible assets acquired was allocated to goodwill and other intangibles, including workforce, intellectual property and customer contracts. During 2001, we amortized the goodwill and other intangibles using the straight-line method of amortization over their useful lives ranging from three to seven years. As discussed further in Note 5 of the Notes to Consolidated Financial Statements, we no longer amortize the workforce intangible and goodwill as of January 1, 2002, as prescribed by Statement of Financial Accounting Standards No. 142.

        Accounts receivable decreased 29%, from $14.6 million at December 31, 2001 to $10.3 million at March 31, 2002. This decrease was due to payments received from several major customers as a result of incremental collection efforts.

        Current liabilities decreased 19% from $28.0 million at December 31, 2001, to $22.6 million at March 31, 2002. This decrease is primarily a result of the following:

  •
  Accounts Payable decreased 13%, from $4.6 million at December 31, 2001 to $4.0 million March 31, 2002 as a result of normal payment cycles and terms that came due and were paid in the three months ended March 31, 2002.

  •
  Accrued Liabilities—Current decreased 36%, from $9.8 million at December 31, 2001 to $6.3 million at March 31, 2002 as a result of accruals for maintenance expenses and server upgrades with IBM that were paid in the three months ended March 31, 2002.

  •
  Deferred Contract Revenue—Short Term decreased 33%, from $5.2 million at December 31, 2001 to $3.5 million at March 31, 2002. This decrease is attributable to the recognition of revenue for previously billed amounts to Lucent through the subcontracted services agreement and fewer advanced billings for custom solutions provided to customers.

Liquidity and Capital Resources

        Since our inception we have funded our operations with cash provided by operations, supplemented by equity and debt financing and leases on capital equipment. As of March 31, 2002, we had approximately $11.2 million in cash and cash equivalents. We generated $1.4 million of cash flow from operations during the three months ended March 2002.

        We repaid $963,000 and $628,000 of capital lease obligations during the three months ended March 31, 2002 and 2001, respectively. Additionally, we used $2.9 million and $1.3 million in the three months ended March 31, 2002 and 2001, respectively, for the purchase of capital assets and $2.2 million and $25,000 for capitalized software development costs in each of those periods, respectively.

        On July 31, 2001, we established a revolving line of credit, which is available to meet operating needs. Borrowing availability may not exceed the lower of: (i) $15 million; or (ii) 85% of our eligible accounts receivable, as defined in the line of credit agreement. The interest rate on amounts borrowed under the line of credit is equal to the prime rate plus 2.0% per annum. The line of credit matures on July 31, 2004, requires a $2.0 million minimum balance to be maintained and is collateralized by accounts receivable and certain other assets. As of March 31, 2002, $2.0 million was outstanding and $5.7 million was available. An additional $750,000 is being utilized to satisfy letter of credit obligations. On April 29, 2002, we drew down an additional $3.0 million to fund normal short-term operating requirements.

        We also have access to a maximum of $7.5 million through capital lease lines with two entities. The interest rate is equal to the entities' cost of funds at the time of each lease. Each lease schedule is collateralized by the assets that are being leased and is subject to review and approval by the lessor at the time of our application. Each lease has its own termination date, typically 36 months. As of March 31, 2002, we have utilized approximately $4.8 million of the $7.5 million available under our capital lease lines.

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

        The actual amount of the Preferred Stock to be issued will be determined after a 24-month contingency period that commenced on June 1, 2001. If Total Revenue, as defined in the purchase agreement, meets or exceeds $258 million for that 24-month period, then NVP II is entitled to the full issuance of $32.9 million in Preferred Stock. If Total Revenue is greater than $179 million, but less than $258 million, NVP II will be entitled to a pro rata issuance of Preferred Stock at a rate of $417,000 for each million dollars of Total Revenue in excess of $179 million.

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

        The commitment to issue Preferred Stock will not be recorded until the targets are met beyond a reasonable doubt, if at all, and would be treated as an increase in the purchase price by increasing goodwill. The Preferred Stock, if issued, would be recorded at its fair value (defined as the present value of future payments) and accreted to its face value over the redemption period. The accretion would be treated as a dividend, reducing the income available to common stockholders. No dividends will be paid on the Preferred Stock and the Preferred Stock is not convertible to common stock.

        The mandatory redemption of the Preferred Stock, if any, commences 30 days from initial issuance with 33% due, followed by an additional 33% due on June 1, 2004 and the remaining 34% due on June 1, 2005. Early redemption is available at our option. We must redeem shares of Preferred Stock with 25% of the gross proceeds of any underwritten public offering after June 1, 2003. Over the ten-month period beginning on June 1, 2001 and ending on March 31, 2002, we recorded approximately $79.5 million in total combined revenue.

  Assessment of Future Liquidity

        In 2002, we anticipate that we may spend between $4 million and $6 million for the purchase of capital assets, between $7 million and $9 million for software development, and between $4 million and $6 million on leasehold improvements which are primarily related to the move of our corporate headquarters to a new facility by the end of 2002.

        We expect to invest in five major and several smaller software development efforts during 2002. The five major projects include: the National Repository Line Level Database project, two major location-based services projects for the Wireless Business Unit, intelliCastSM (formerly known as EWE), a major commercial ILEC Business Unit project and an effort to enhance our Geographic Information Systems database.

        Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fund our operations through the end of 2002. In making this assessment, we have considered:

  •
  our consolidated cash, cash equivalents and short-term investments of $11.2 million as of March 31, 2002;

  •
  the availability of up to $5.7 million of funding related to our revolving line of credit facility as of March 31, 2002;

  •
  the anticipated level of capital expenditures during 2002;

  •
  presently scheduled debt service requirements during 2002; and

  •
  our expectation of realizing positive cash flow from operations during 2002.

        The availability of borrowings under our line of credit facility and lease line of credit is subject to certain conditions and limitations, and we cannot be sure that those conditions will be met. The instruments relating to our financing arrangements contain provisions that limit the amount of borrowings that we may incur. The terms of the line of credit facility and lease line of credit also require us to maintain compliance with specified operating and financial covenants or ratios, including specified covenants and ratios related to leverage, which become more stringent over time.

        If extraordinary business opportunities arise in the future, we may enter into discussions regarding potential equity and debt financing arrangements to satisfy actual or anticipated capital needs. At present, we have no commitments or understandings with any third parties to obtain any material amount of equity or debt financing other than the equity or debt financing arrangements described in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk to the extent that United States interest rates change. This exposure is directly related to our normal operating and funding activities. The interest payable on our line of credit is determined based on the prime rate plus 2.0% per annum, and, therefore, is affected by changes in market interest rates. Interest rates on our capital lease lines are dependent on interest rates in effect at the time the lease line is drawn upon. Total liabilities outstanding at March 31, 2002 under the line of credit and capital lease lines were approximately $9.9 million. Based on amounts borrowed as of March 31, 2002, we would have a resulting decline in future annual earnings and cash flows of approximately $99,000 for every 1% increase in prime lending rates. We have no plans to use derivative instruments or engage in hedging activities.

PART II—OTHER INFORMATION

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Date: May 8, 2002

INTRADO INC. a Delaware corporation
By:	/s/ GEORGE K. HEINRICHS
Name:	George K. Heinrichs
Title:	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
By:	/s/ MICHAEL D. DINGMAN, JR.
Name:	Michael D. Dingman, Jr.
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)