Form 10-Q
period 2002-06-30
INTRADO INC
filed 2002-08-14
CIK 924505

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO                             .

COMMISSION FILE NUMBER: 000-29678

INTRADO INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0796285 (I.R.S. Employer Identification No.)
6285 Lookout Road, Boulder, Colorado (Address of principal executive offices)	80301 (Zip Code)
Registrant's Telephone Number, Including Area Code: (303) 581-5600
(Former name or former address, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of August 1, 2002, there were 15,307,632 shares of the Registrant's Common Stock outstanding.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Item 1. Financial Statements, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation and Item 3. Quantitative and Qualitative Disclosures About Market Risk. We intend the forward-looking statements throughout the Quarterly Report on Form 10-Q and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend," and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this report on Form 10-Q and on numerous assumptions and developments that are not within our control. Although we believe these forward-looking statements are reasonable, we cannot assure you they will turn out to be correct. Actual results could be materially different from our expectations due to a variety of factors, including the following:

  •
  our reliance on large contracts from a limited number of significant telecommunications customers and, especially in light of recent competitive pressures in the telecommunications industry, their ability to pay for our services;
  •
  fluctuations in quarterly operating results, including those that are due to adverse trends in the telecommunications industry, bankruptcy filings by WorldCom and other customers, and other factors that are beyond our control;
  •
  whether our investments in research and development will expand our service offerings and prove to be economically viable;
  •
  our ability to retain key executives, particularly George K. Heinrichs, our co-founder, President, Chief Executive Officer and Chairman of the Board;
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
  •
  our ability to expand our services beyond our traditional business and into the highly competitive data management industry, such as our proposed IntelliBaseSM National Repository Line Level Database ("IntelliBaseSM NRLLDB") and our IntelliCastSM Target Notification services (formerly EWESM);
  •
  the unpredictable rate of adoption of wireless 9-1-1 services, including possible delays in the Federal Communications Commission's mandated deployment of Phase I and Phase II wireless location services;
  •
  the potential for liability claims, including product liability claims relating to our software;
  •
  technical difficulties and network downtime, including that caused by sabotage or unauthorized access to our systems; and
  •
  developments in telecommunications regulation and the unpredictable manner in which existing or new legislation and regulation may be applied to our business.

        This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our Annual Report on Form 10-K under the caption "Item 1. Business—Risk Factors," our other Securities and Exchange Commission filings, and our press releases.

INDEX

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements:
Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001 (Unaudited) and the six months ended June 30, 2002 and 2001 (Unaudited)
Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001 (Unaudited)
Consolidated Statements of Cash Flows for the three months ended June 30, 2002 and 2001 (Unaudited) and the six months ended June 30, 2002 and 2001 (Unaudited)
Notes to Consolidated Financial Statements (Unaudited)
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3—Quantitative and Qualitative Disclosures About Market Risk

PART II—OTHER INFORMATION

Item 4—Submission of Matters to a Vote of Security Holders
Item 6—Exhibits and Reports on Form 8-K
Signatures

INTRADO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data; Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
TOTAL REVENUE	$26,384	$18,318	$50,623	$31,507

COSTS AND EXPENSES:
Direct costs	14,033	12,308	27,145	21,906
Sales and marketing	4,362	3,382	8,891	6,114
General and administrative	5,343	4,130	10,422	7,007
Asset impairment	4,697	—	4,697	—
Research and development	494	823	1,473	2,049

Total costs and expenses	28,929	20,643	52,628	37,076

LOSS FROM OPERATIONS	(2,545)	(2,325)	(2,005)	(5,569)
OTHER INCOME (EXPENSE):
Interest and other income	38	125	95	285
Interest and other expense	(371)	(115)	(655)	(206)

NET LOSS BEFORE INCOME TAXES	(2,878)	(2,315)	(2,565)	(5,490)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(2,878)	$(2,315)	$(2,565)	$(5,490)

NET LOSS PER SHARE:
Basic	$(0.19)	$(0.18)	$(0.17)	$(0.45)

Diluted	$(0.19)	$(0.18)	$(0.17)	$(0.45)

SHARES USED IN COMPUTING NET LOSS PER SHARE:
Basic	15,188,153	13,075,444	15,171,230	12,313,121

Diluted	15,188,153	13,075,444	15,171,230	12,313,121

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands; Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,112	$15,716
Accounts receivable, net of allowance for doubtful accounts of $440 and $328, respectively	17,335	14,639
Inventory	757	6,823
Prepaids and other	2,945	2,015
Prepaid maintenance	2,290	1,887
Deferred equipment costs	1,958	444
Deferred income taxes	1,165	1,165

Total current assets	35,562	42,689
PROPERTY AND EQUIPMENT:	50,660	43,358
Accumulated depreciation	(28,394)	(25,774)

Total property and equipment, net	22,266	17,584
GOODWILL, net of accumulated amortization of approximately $1,394	11,716	11,867
OTHER INTANGIBLES, net of accumulated amortization of approximately $2,650 and $1,476, respectively	9,108	10,281
DEFERRED INCOME TAXES	2,911	2,911
DEFERRED CONTRACT COSTS	4,461	5,057
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of approximately $1,445 and $1,222, respectively	8,892	3,907
OTHER ASSETS	909	1,139

Total assets	$95,825	$95,435

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,718	$4,622
Payroll-related accruals	3,301	3,417
Other accrued liabilities	1,665	6,393
Current portion of capital lease obligations	4,210	4,012
Payable to Lucent	4,595	4,393
Deferred contract revenue	5,244	5,198

Total current liabilities	24,733	28,035
CAPITAL LEASE OBLIGATIONS, net of current portion	3,640	3,429
LINE OF CREDIT	5,000	2,000
OTHER ACCRUED LIABILITIES, net of current portion	1,379	1,270
DEFERRED CONTRACT REVENUE	12,991	11,671

Total liabilities	47,743	46,405
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $.001 par value; 50,000,000 shares authorized; 15,306,530 and 15,058,840 shares issued; 15,265,029 and 15,054,102 shares outstanding in 2002 and 2001, respectively	15	15
Additional paid-in capital	76,750	74,969
Common stock warrants	215	379
Treasury stock, 4,738 shares, at cost	(39)	(39)
Accumulated deficit	(28,859)	(26,294)

Total stockholders' equity	48,082	49,030

Total liabilities and stockholders' equity	$95,825	$95,435

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

INTRADO INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Thousands; Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,878)	$(2,315)	$(2,565)	$(5,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation and amortization	2,250	2,100	4,247	3,630
Stock-based compensation	37	—	68	—
		—	—	—
Accretion of investments in marketable securities	—	(15)	—	(58)
(Gain) / loss on disposal of assets	(59)	7	(48)	15
Asset impairment	4,697	—	4,697	—
Non cash interest	102	—	201	—
Provision for doubtful accounts	41	150	112	225
Change in:
Accounts receivable	(7,079)	(2,895)	(2,806)	(3,712)
Inventory	—	—	1,369	—
Prepaids and other	114	(170)	(1,995)	(172)
Deferred costs	(44)	(1,507)	596	(1,270)
Accounts payable and accrued liabilities	498	1,452	(3,512)	2,358
Deferred revenue	2,684	(168)	1,366	(408)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	363	(3,361)	1,730	(4,882)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,825)	(453)	(4,711)	(1,808)
Sale of investments in marketable securities	—	1,000	—	5,000
Investment in TechnoCom	(500)	—	(500)	—
Capitalized software development costs	(3,051)	(107)	(5,208)	(132)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,376)	440	(10,419)	3,060
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(1,498)	(552)	(2,461)	(1,180)
Proceeds from line of credit	3,000	—	3,000	—
Proceeds from exercise of stock options	823	103	986	290
Proceeds from private placement	—	5,000	—	5,000
Costs from private placement	—	(253)	—	(253)
Proceeds received from employee stock purchase plan	560	164	560	164

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,885	4,462	2,085	4,021

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,128)	1,541	(6,604)	2,199
CASH AND CASH EQUIVALENTS, beginning of period	11,240	5,694	15,716	5,036

CASH AND CASH EQUIVALENTS, end of period	$9,112	$7,235	$9,112	$7,235

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES:
Property acquired with capital leases	$1,414	$—	$2,870	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        The unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the consolidated financial position, results of operations and cash flows of Intrado Inc. (the "Company") for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Revenue and Cost Recognition

        The Company generates the vast majority of its revenue from four of its five segments, or "business units:" ILEC, CLEC, Wireless and Direct. The revenue from these business units is derived primarily from monthly data management and maintenance services, systems upgrades, new products and professional services. The Corporate business unit captures costs that are not directly related to the other business units, but does generate a small amount of revenue from the Company's new IntelliBaseSM NRLLDB service.

        Payments received in advance are deferred until the service is provided. Up-front fees received, such as implementation fees and non-recurring engineering fees, are deferred and recognized over the longer of the contractual period or the expected customer relationship. In accordance with Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," and Statement of Position No. 97-2 "Software Revenue Recognition," the Company's policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

  •
  persuasive evidence of an arrangement exists;
  •
  the price is fixed or determinable;
  •
  delivery has occurred or services have been rendered; and
  •
  collectibility is reasonably assured.

        The majority of the Company's revenue is derived from long-term contracts with its customers and is recognized ratably over the term of the contract as services are performed. The Company also sells software enhancements and professional services to its customer base that may not be subject to deferral under SAB 101. For the three months and six months ended June 30, 2002, the Company recognized $3.1 million and $6.3 million, respectively, in revenue from the sale of software enhancements and licenses, and professional services that were not deferred under SAB 101.

        As of June 30, 2002, the Company had total deferred contract revenue of approximately $18.2 million and deferred contract costs of approximately $4.5 million. Of the total deferred contract revenue at June 30, 2002, the Company anticipates that approximately $5.2 million will be recognized in 2002 when all the revenue recognition criteria have been met. Of the $5.2 million of current deferred contract revenue, approximately $1.8 million has already been received and approximately $3.4 million is included in accounts receivable as of June 30, 2002. As of June 30, 2002, the non-current deferred contract revenue balance of approximately $13.0 million represents non-recurring engineering fees and certain enhancements where revenue recognition criteria had not yet been met. The non-current deferred contract revenue, net of deferred contract costs, is estimated to be recognized as follows:

2002	$2,029,000
2003	3,515,000
2004	2,239,000
2005	720,000
2006	27,000

Total	$8,530,000

Provision for Income Taxes

        For the period January 1, 2000 through December 31, 2001, the Company did not record an income tax benefit for any generated net operating loss carryforwards or net increases in deferred tax assets because the Company believed the criteria for recognition was not met. To the extent the Company is able to generate taxable income in 2002, it will first utilize the net operating losses for which it recognized benefit in the pre-2000 period. As of June 30, 2002, the Company had net operating loss carryforwards of approximately $19.9 million available to offset current and future net income for U.S. federal income tax purposes. During the six months ended June 30, 2002, no income tax benefit or expense was recorded as the criteria for recognition has not been met.

NOTE 2—EARNINGS (LOSS) PER SHARE

        The Company presents basic and diluted earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings (loss) per share is determined by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted income (loss) per share includes the effects of potentially issuable common stock, but only if dilutive. A loss per share is never reduced or diluted. The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The as-if-converted method is used for convertible securities. Since a net loss was generated for both the three months ended and the six months ended June 30, 2002 and June 30, 2001, all common stock options were considered antidilutive and excluded from the calculation of diluted EPS. The number of antidilutive stock options totaled to 1,476,720 and 1,231,228 in the three months ended June 30, 2002 and 2001, respectively, and to 1,571,091 and 824,380 for the six months ended June 30, 2002 and 2001, respectively.

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

        Revenue and costs are segregated in the following Statements of Operations for the reportable segments. The Company does not segregate assets between the segments as it is impractical to do so.

	For the Three Months Ended June 30
	ILEC		CLEC		WIRELESS		DIRECT		CORPORATE		TOTAL
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(dollars in thousands; unaudited)
REVENUE:
Data Management	$8,441	$7,384	$4,018	$2,966	$6,183	$2,653	$1,512	$1,079	$97	$—	$20,251	$14,082
Maintenance & new systems	2,693	1,434	—	—	—	—	343	169	—	—	3,036	1,603
Systems & new products	1,940	1,662	—	—	—	—	1,142	533	—	—	3,082	2,195
Professional services	—	—	15	438	—	—	—	—	—	—	15	438

Total revenue	13,074	10,480	4,033	3,404	6,183	2,653	2,997	1,781	97	—	26,384	18,318
Direct costs	6,496	6,150	1,341	1,369	3,585	2,618	2,580	2,171	31	—	14,033	12,308
Sales and marketing	1,216	779	408	527	848	548	451	384	1,439	1,144	4,362	3,382
General and administrative	259	117	207	82	268	107	273	66	4,336	3,758	5,343	4,130
Asset impairment	—	—	—	—	—	—	—	—	4,697	—	4,697	—
Research and development	—	—	—	—	—	—	—	—	494	823	494	823

Total costs and expenses	7,971	7,046	1,956	1,978	4,701	3,273	3,304	2,621	10,997	5,725	28,929	20,643
Operating income (loss)	5,103	3,434	2,077	1,426	1,482	(620)	(307)	(840)	(10,900)	(5,725)	(2,545)	(2,325)
Other income (loss), net	—	—	—	—	—	—	—	—	(333)	10	(333)	10

Net income (loss)	$5,103	$3,434	$2,077	$1,426	$1,482	$(620)	$(307)	$(840)	$(11,233)	$(5,715)	$(2,878)	$(2,315)

	For the Six Months Ended June 30
	ILEC		CLEC		WIRELESS		DIRECT		CORPORATE		TOTAL
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
	(dollars in thousands; unaudited)
REVENUE:
Data Management	$16,469	$14,636	$7,975	$5,442	$10,556	$4,441	$3,019	$2,138	$97	$—	$38,116	$26,657
Maintenance & new systems	5,301	1,434	—	11	—	—	795	169	—	—	6,096	1,614
Systems & new products	4,123	1,662	—	—	500	—	1,659	533	—	—	6,282	2,195
Professional services	—	—	129	1,041	—	—	—	—	—	—	129	1,041

Total revenue	25,893	17,732	8,104	6,494	11,056	4,441	5,473	2,840	97	—	50,623	31,507
Direct costs	12,423	10,422	2,984	2,654	7,046	5,024	4,661	3,806	31	—	27,145	21,906
Sales and marketing	2,408	1,435	904	949	1,913	976	1,011	771	2,655	1,983	8,891	6,114
General and administrative	493	236	440	168	471	107	564	128	8,454	6,368	10,422	7,007
Asset impairment	—	—	—	—	—	—	—	—	4,697	—	4,697	—
Research and development	—	—	—	—	—	—	—	—	1,473	2,049	1,473	2,049

Total costs and expenses	15,324	12,093	4,328	3,771	9,430	6,107	6,236	4,705	17,310	10,400	52,628	37,076
Operating income (loss)	10,569	5,639	3,776	2,723	1,626	(1,666)	(763)	(1,865)	(17,213)	(10,400)	(2,005)	(5,569)
Other income (loss), net	—	—	—	—	—	—	—	—	(560)	79	(560)	79

Net income (loss)	$10,569	$5,639	$3,776	$2,723	$1,626	$(1,666)	$(763)	$(1,865)	$(17,773)	$(10,321)	$(2,565)	$(5,490)

NOTE 4—RELATED PARTY TRANSACTIONS

Lucent and New Ventures Partners II

        As part of the May 11, 2001 acquisition of Lucent Public Safety Systems ("LPSS"), the Company now provides maintenance services to Lucent customers on database and call handling contracts on a subcontracted basis. Because these contracts were not assigned directly to the Company under the purchase agreement, the Company bills Lucent for services rendered and Lucent, in turn, bills the customer. In effect, Lucent serves as a pass-through entity for billing purposes. During the three months and six months ended June 30, 2002, the Company recognized approximately $2.7 million and $5.3 million, respectively, in revenue under the subcontracted services agreement with Lucent. As of June 30, 2002, Lucent owes the Company approximately $442,000. The payable to Lucent of approximately $4.6 million at June 30, 2002, represents the obligation to pay for the inventory acquired in the LPSS acquisition, including interest.

        The Company issued 2,250,000 shares of common stock in connection with its May 2001 acquisition of LPSS. As of June 30, 2002, 1,792,079 of these shares are held by NV Partners II L.P., formerly a wholly owned subsidiary of Lucent Technologies, Inc., and 457,921 shares are held by Lucent Technologies Inc.

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

        During the three months and six months ended June 30, 2002, the Company recognized approximately $2.8 million and $5.4 million in revenue, respectively, from the Ameritech service agreement. As of June 30, 2002 and 2001, Ameritech owed the Company approximately $1.3 million and $1.4 million, respectively, for services provided. During the three months ended June 30, 2002 and 2001, the Company paid Ameritech approximately $502,000 and $375,000, respectively, pursuant to lease schedules to the master lease agreement. As of June 30, 2002 and 2001, the Company owed approximately $4.1 million and $828,000, respectively, pursuant to lease schedules to the master lease agreement. The leases have interest rates ranging from 6.27% to 9.5%, require monthly payments and have expiration dates varying through May 2005.

TechnoCom Corporation

        During the three months ended June 30, 2002, the Company purchased 294,118 shares of TechnoCom Corporation's Series A Preferred Stock for $500,000, representing 2.9% of the aggregate dilutive voting power of TechnoCom as of June 30, 2002. The Company does not exercise any operational control over TechnoCom and does not have any board representation. Based on the above, the Company has accounted for its investment on a cost rather than equity basis. TechnoCom is under contract to provide development and implementation services to the Wireless business unit in connection with its recently announced PDE (Position Determining Equipment) product offering. TechnoCom also provides subcontracted services to the Company's ILEC customers. During the three and six months ended June 30, 2002, the Company paid $132,000 and $277,000 for their services, respectively. During the three and six months ended June 30, 2001, the Company made no payments to TechnoCom.

NOTE 5—GOODWILL AND INTANGIBLES

        The Company adopted SFAS No. 141 ("SFAS 141") "Business Combinations" on July 1, 2001 and SFAS No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS 142 states that goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to an annual assessment for impairment and be written down to its fair value only if the carrying amount is greater than the fair value. In addition, intangible assets will be recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

        The Company has recorded on its balance sheet $11.7 million of goodwill, net, as of June 30, 2002, which relates to the excess of the purchase price over the estimated fair value of net identifiable assets acquired in the May 2001 LPSS acquisition. As part of the adoption of SFAS142 the Company combined the workforce intangible of $1.3 million with goodwill. Approximately $10.2 million of the goodwill is associated with the ILEC reporting unit and $1.5 million is associated with the Direct reporting unit. As a result of the adoption of SFAS 142, no goodwill was amortized during the six months ended June 30, 2002. Prior to 2002, the Company amortized approximately $600,000 of goodwill on a quarterly basis.

        The following table presents the impact of SFAS 142 on net loss as if the standard had been in effect for the three months and six months ended June 30, 2001 (dollars in thousands, except per share data; unaudited):

	Three months ended June 30, 2001	Six Months ended June 30, 2001
Reported net loss	$(2,315)	$(5,490)
Add back: Goodwill Amortization	213	213
Add back: Workforce Amortization	72	72

Adjusted net loss	$(2,030)	$(5,205)

Basic and Diluted Loss Per Share:
Reported net loss	$(0.18)	$(0.45)
Add back: Goodwill Amortization	0.02	0.02
Add back: Workforce Amortization	0.01	0.01

Adjusted Basic and Diluted Loss Per Share	$(0.15)	$(0.42)

        The Company hired an independent firm to complete our initial impairment test during the three months ended June 30, 2002. The income approach was used to determine the fair value of each reporting unit that had been assigned goodwill. The income approach involved discounting each reporting unit's projected free cash flow at its weighted average cost of capital to ascertain whether the fair value was higher than the book value, including goodwill. The Company determined that the fair value of each reporting unit with goodwill exceeded its book value. Therefore, per SFAS 142, if the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired and no further impairment testing is necessary. Going forward, the Company will perform annual impairment tests as required by SFAS 142.

        The Company has recorded $9.1 million (net of accumulated amortization of $2.7 million) on its balance sheet relating to acquired intangible assets as of June 30, 2002. The acquired intangible assets include intellectual property and contracts acquired as part of the LPSS acquisition. In accordance with SFAS 142, the Company reevaluated the book value and the useful lives and determined that no adjustments were necessary. Accordingly, we continue to amortize the amounts originally assigned to intellectual property and contracts. For the three months and six months ended June 30, 2002, the Company recorded approximately $600,000 and $1.2 million, respectively, of amortization expense related to these separately identifiable intangible assets.

        The following table details the intangibles as of June 30, 2002 by class:

			Amortization expense
	Gross Balance as of June 30, 2002	Accumulated Amortization as of June 30, 2002	3 Months ended June 30, 2002	6 Months ended June 30, 2002	Amortization Life
	(Dollars in thousands; Unaudited)
Goodwill	$13,110	$1,394	$—	$—	N/A
Customer contracts	3,507	1,320	292	584	3 Years
Intellectual Property	8,251	1,330	295	590	7 Years

Total	$24,868	$4,044	$587	$1,174

        For the separately identifiable intangible assets above pertaining to contracts and intellectual property, we estimate that we will book the following amortization expense over the next five years:

Year ended December 31, 2002	$2.3 million
Year ended December 31, 2003	$2.3 million
Year ended December 31, 2004	$1.6 million
Year ended December 31, 2005	$1.2 million
Year ended December 31, 2006	$1.2 million

NOTE 6—ASSET IMPAIRMENT CHARGE

        As part of our original acquisition of Lucent Public Safety Systems in May 2001, the Company acquired a purchase obligation for inventory of $4.8 million. The inventory consisted of eight high-capacity, high-speed UNIX servers and software licenses. The obligation to purchase the inventory requires four equal quarterly installment payments of $1.2 million beginning in August 2002. At the time the payments are remitted to Lucent, title for 25% of the inventory will transfer to the Company.

        There were various factors considered by management in determining that an impairment had occurred and a write-down was warranted. Analysis revealed that there was a significant level of uncertainty regarding the potential future internal use of these assets by the Company or the possible future sale to our customer base. On April 30, 2002, the original equipment manufacturer, IBM, announced they were discontinuing production of this equipment and the underlying support and maintenance would end on December 31, 2007. While management made concerted efforts to sell this inventory since the acquisition date, the "end of life" announcement by IBM had a material adverse impact on various sales channels the Company was pursuing at the time. When the IBM announcement was made, management had already begun to evaluate the potential utility this inventory would have as internally deployed assets. The analysis of the potential benefits that could be generated by internal deployment of this inventory was completed in July 2002, but contained a significant amount of uncertainty and risk. Other factors considered by management in making the impairment determination were the historically long sell cycles for this type of equipment and reduced overall capital expenditure forecasts within our customer base.

        Based on the above factors, and the significant levels of uncertainty that exists regarding the utility and market value of this equipment, the Company determined that the fair market value was minimal and limited to the value of the software licenses acquired as part of the inventory purchase.

NOTE 7—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate can be made. The Company is required to adopt SFAS 143 in its fiscal year 2003. The Company does not believe that SFAS 143 will have a material impact on its prospective financial statements.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 applies to recognized long-lived assets of an entity to be held and used or to be disposed of and does not apply to goodwill, intangible assets not being amortized, financial instruments and deferred tax assets. SFAS 144 requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. An asset that is classified as held for sale shall be recorded at the lower of its carrying amount or fair value less cost to sell. Although no adjustments were made in the six months ended June 30, 2002 as a result of SFAS 144, the Company believes that SFAS 144 may have a prospective effect on its financial statements in the determination of impairment charges and presentation of any future dispositions of business components.

        In April 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements"; SFAS 145 also rescinds SFAS No. 44, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002; the provisions related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002; all other provisions of SFAS 145 shall be effective for financial statements issued on or after May 15, 2002. Early adoption of SFAS 145 is encouraged. The adoption of SFAS 145 has not had, nor does the Company believe it will have, a material impact on its current or prospective financial statements.

        In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring)." The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that SFAS 146 may have a prospective effect on its financial statements for costs associated with future exit or disposal activities it may undertake after December 31, 2002.

NOTE 8—SUBSEQUENT EVENT—AMENDMENT TO REVOLVING LINE OF CREDIT

        On July 1, 2002, the Company executed an amendment to the Revolving Line of Credit with GE Capital that was originally executed on July 31, 2001. This amendment is filed as Exhibit 10.01 to this quarterly report. The amendment modifies the definitions of covenant requirement calculation specifically for Quick Ratio and the Fixed Charge Coverage (FCC) Ratio and also waives defaults that occurred on the Quick Ratio for the months of April and May 2002. The actual Quick Ratios for April and May were 0.98 and 0.95, respectively based on the original covenant requirements. The original agreement required a Quick Ratio of not less than 1.0. Specifically, when calculating the Quick Ratio, the amendment now excludes outstanding letter of credit obligations and short-term deferred revenues from the Current Liabilities definition. Also, the FCC ratio, which became effective in the quarter ending June 30, 2002, was modified such that the amount of capitalized software development costs appearing on the Cash Flow Statement as a use of funds would be deducted from EBITDA beginning in the quarter ending September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading provider of solutions that manage and deliver mission-critical information for telecommunications providers and public safety organizations. Our customers include incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), wireless carriers and state and local governments in North America. We manage the data that enables a 9-1-1 call to be routed to the appropriate public safety agency with accurate and timely information about the caller's originating telephone number and location.

        With our acquisition of LPSS in May 2001, we now provide 9-1-1 supporting hardware and software technology. A number of telecommunications companies manage their 9-1-1 infrastructure with these hardware and software systems. In addition, our Palladium® call center and data-management systems are used by public safety answering points (PSAPs) across the nation to receive and respond to wireline and wireless E9-1-1 calls.

        We generate the majority of our revenue from four of our five segments, or "business units": ILEC, CLEC, Wireless and Direct. The revenue from these business units is derived from monthly data management services, maintenance, sales of systems and new products and professional services. The Corporate business unit captures costs that are not directly related to the other business units, as well as a small amount of revenue from our new IntelliBaseSM NRLLDB service.

        The following table represents revenue amounts and percentages by business unit:

	Three Months Ended June 30,				Six Months Ended June 30,
	Revenue		Percent		Revenue		Percent
	2002	2001	2002	2001	2002	2001	2002	2001
ILEC	$13,074	$10,480	50%	57%	$25,893	$17,732	51%	56%
CLEC	4,033	3,404	15%	19%	8,104	6,494	16%	21%
Wireless	6,183	2,653	23%	14%	11,056	4,441	22%	14%
Direct	2,997	1,781	11%	10%	5,473	2,840	11%	9%
Corporate	97	—	0%	0%	97	—	0%	0%

Total	$26,384	$18,318	100%	100%	$50,623	$31,507	100%	100%

        Our expense levels are based in significant part on our expectations regarding future revenue. Certain components of our revenue growth are difficult to forecast because the market for our services is evolving rapidly and the length of our sales cycle, along with the size and timing of significant customer contracts vary substantially. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected changes in operations.

Critical Accounting Policies and Estimates

        Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. While preparing these financial statements, we made estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventory, intangible assets, capitalized software costs, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition:    Payments received in advance are deferred until the service is provided. Up-front fees received, such as implementation fees and non-recurring engineering fees, are deferred and recognized over the longer of the contractual period or the expected customer relationship. In accordance with Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," and Statement of Position No. 97-2, "Software Revenue Recognition," our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

  •
  persuasive evidence of an arrangement exists;
  •
  the price is fixed or determinable;
  •
  delivery has occurred or services have been rendered; and
  •
  collectibility is reasonably assured.

        The majority of our revenue is derived from long-term contracts with our customers and is recognized ratably over the term of the contract as services are performed. We also sell software enhancements and professional services to our customer base which may not be subject to deferral under SAB 101. For the three months and six months ended June 30, 2002, we recognized $3.1 million and $6.3 million, respectively, in revenue from the sale of software enhancements and licenses, and professional services that were not deferred under SAB 101.

        Allowances:    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, additional allowances may be required. We also maintain allowances for credit memos that may be issued in the future for current period revenue. The allowances, which are based on historical trends and management estimates and judgments, may prove to be inadequate. The allowance as of June 30, 2002 was $440,000, up from $328,000 at December 31, 2001 and $337,000 at June 30, 2001. The increases are primarily attributable to competitive pressures in the telecommunications industry and bankruptcy filings by some of our CLEC customer base. The accounts receivable balance for these customers at June 30, 2002 was approximately $1.3 million. As discussed further in the "Liquidity and Capital Resources—Assessment of Future Liquidity" section, we believe that we are adequately reserved for potential bad debts that may arise from these customers as of June 30, 2002.

        Software Capitalization:    We capitalize certain software development costs related to significant new product offerings after technological feasibility is established and prior to general release or availability. Capitalization of software requires judgment in determining when a project has reached the technological feasibility phase and when it is available for general release and its intended use. We capitalized $3.0 million and $5.2 million in additional development costs in the three months and six months ended June 30, 2002, respectively. The costs related primarily to our ongoing efforts to develop new products, such as IntelliBaseSM NRLLDB, Mobile Positioning Center, and other major software initiatives. The net realizable value ("NRV") of all software projects is reviewed on a quarterly basis and may result in significant write-offs if the expected NRV does not support the amounts capitalized on the balance sheet.

Discussion of Operating Results

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Total Company

  Revenue

        Total revenue increased $8.1 million, or 44%, from $18.3 million in the three months ended June 30, 2001 to $26.4 million in the three months ended June 30, 2002. This increase is attributable primarily to:

  •
  ILEC revenue increased by $2.6 million, from $10.5 million in the three months ended June 30, 2001 to $13.1 million in the three months ended June 30, 2002. Integration of the LPSS business, which we acquired in May 2001, accounted for $1.9 million of the increase, with the balance coming from an increase in records under management of 2% and additional enhancements sold to customers.
  •
  CLEC revenue increased by $600,000, from $3.4 million in the three months ended June 30, 2001 to $4.0 million in the three months ended June 30, 2002, due to the continued increase in the number of subscribers from 7.1 million to 9.3 million, respectively.
  •
  Wireless revenue increased by $3.5 million, from $2.7 million in the three months ended June 30, 2001 to $6.2 million in the three months ended June 30, 2002, primarily due to services provided to the increased subscriber base of 23.2 million, up from 7.8 million in the three months ended June 30, 2001, as well as the sale of additional software enhancements and professional services.
  •
  Direct revenue increased by $1.2 million, from $1.8 million in the three months ended June 30, 2001 to $3.0 million in the three months ended June 30, 2002. Activity from the LPSS acquisition, including sales of systems and ongoing maintenance to PSAPs, accounted for the majority of the increase.
  •
  Corporate revenue increased by $97,000, from $0 in the three months ended June 30, 2001. This increase was primarily due to sales of our new IntelliBaseSM NRLLDB services, a new offering in the commercial data management industry.

  Costs

        Total costs increased 40%, or $8.3 million, from $20.6 million in the three months ended June 30, 2001 to $28.9 million in the three months ended June 30, 2002, representing 113% and 110% of total revenue, respectively. This increase is attributable primarily to:

  •
  $4.7 million of asset impairment charges related to inventory purchased in the May 2001 LPSS acquisition.
  •
  $1.5 million of expenses related to the integration of the LPSS acquisition, of which $1.2 million represented direct operating costs, such as salaries, retention bonuses and maintenance expenses for subcontracted services provided by third-party vendors, and an additional $300,000 represented amortization of intangibles.
  •
  $700,000 in direct costs associated with increased headcount and other operating expenses for the delivery of services to our increased subscriber base.
  •
  $900,000 of additional sales and marketing expense related to new product promotions, increased headcount, participation in national trade shows and public relations charges.
  •
  $800,000 of increased corporate general and administrative costs primarily due to additional investments in infrastructure and personnel, increased insurance costs and the lease for our new Longmont, Colorado facility.

        These increases were partially offset by a $300,000 reduction in research and development costs. During the three months ended June 30, 2002, we capitalized more software development costs after determining that the related product offerings had reached technological feasibility earlier than anticipated.

  Net Loss

        Net Loss increased by $600,000, from a net loss of $2.3 million in the three months ended June 30, 2001 to net loss of $2.9 million in the three months ended June 30, 2002, primarily due to:

  •
  $4.7 million of asset impairment charges related to inventory purchased in the May 2001 LPSS acquisition.
  •
  $600,000 of additional expenses in the three months ended June 30, 2002 attributable to the Corporate business unit, primarily related to increased headcount to support expanded operations, increased rent expenses related to our expanded headquarters building that is still under construction, offset by a reduction in research and development costs due to an increase in amount of costs capitalized that were associated with efforts on major software development initiatives for new product offerings that had reached feasibility.
  •
  $300,000 increase in net interest expenses due to lower interest income generated from short-term investments and increased interest expense related to capital equipment leases and an increase in the principal balance on our revolving credit facility with GE Capital.

        These costs were offset by:

  •
  A $1.7 million increase in ILEC net income, from $3.4 million in the three months ended June 30, 2001 to $5.1 million in the three months ended June 30, 2002, which included $1.1 million of net income related to the LPSS database division and $600,000 attributable to our ability to leverage operating expenses against increased sales.
  •
  A $700,000 increase in CLEC net income, from $1.4 million in the three months ended June 30, 2001 to $2.1 million in the three months ended June 30, 2002, which is attributable to increased sales and improved operating efficiencies.
  •
  A $2.1 million increase in net income in our Wireless business unit, from a loss of $600,000 in the three months ended June 30, 2001 to net income of $1.5 million in the three months ended June 30, 2002, primarily attributable to our ability to deploy additional cell sites and generate sales of higher margin enhancements and professional services. Gross margins improved from 1% in the three months ended June 30, 2001, to 42% in the three months ended June 30, 2002.
  •
  A $500,000 reduction in the operating loss in our Direct business unit, from an $800,000 operating loss in the three months ended June 30, 2001 to a $300,000 operating loss in the three months ended June 30, 2002. Gross margins improved in the three months ended June 30, 2002 to 14%, from a negative 22% in the three months ended June 30, 2001, due to operational efficiencies realized with delivery of services to the State of Texas and additional sales of systems and enhancements to our PSAP customer base at higher gross margins than those derived from ongoing maintenance contracts.

ILEC Business Unit

        Revenue increased 25%, from $10.5 million in the three months ended June 30, 2001 to $13.1 million in the three months ended June 30, 2002, representing 57% and 50% of total company revenue for such periods, respectively. Approximately $1.9 million of this increase is attributable to successful integration of the LPSS database division. The remaining $700,000 increase is due to an increase in the number of records under management, which grew to 88.7 million as of June 30, 2002 and additional enhancements sold to customers.

        Direct costs increased 5%, from $6.2 million in the three months ended June 30, 2001 to $6.5 million in the three months ended June 30, 2002, representing 59% and 50% of ILEC revenue for such periods, respectively. The $300,000 increase is primarily due to the addition of staff in conjunction with the LPSS acquisition, increases in maintenance expenses related to LPSS's database division and additional investments in support personnel to accommodate revenue growth from new and existing customers. ILEC direct costs as a percentage of revenue decreased due to higher margins realized on the sale of software enhancements and operational efficiencies realized through integration of support functions.

        Sales and marketing expenses increased 54%, from $779,000 in the three months ended June 30, 2001 to $1.2 million in the three months ended June 30, 2002, representing 7% and 9% of ILEC revenue for such periods, respectively. Approximately $100,000 of this increase is attributable to payroll expenses related to the LPSS acquisition, with the remaining increase due to internal expansion in other ILEC sales and marketing departments to facilitate growth and align support functions with customer requirements.

        General and administrative costs increased from $117,000 during the three months ended June 30, 2001 to $259,000 during the three months ended June 30, 2002. This increase is due to the addition of a finance position within the business unit during 2002 as well as increased costs related to management of the business unit.

        Net income increased $1.7 million, from $3.4 million in the three months ended June 30, 2001 to $5.1 million in the three months ended June 30, 2002. This increase included a $1.1 million increase in net income related to the acquisition of LPSS's database division and $600,000 of improved operating efficiencies. Gross margins increased from 41% in the three months ended June 30, 2001 to 50% in the three months ended June 30, 2002 primarily due to higher margins on sales of software enhancements to new and existing customers.

CLEC Business Unit

        Revenue increased 18%, from $3.4 million in the three months ended June 30, 2001 to $4.0 million in the three months ended June 30, 2002, representing 19% and 15% of total company revenue for such periods, respectively. CLEC revenue increased primarily as a result of an increase in the number of records under management for new and existing customers, which increased 31% from 7.1 million at June 30, 2001 to 9.3 million at June 30, 2002.

        Direct costs decreased 7%, from $1.4 million in the three months ended June 30, 2001 to $1.3 million in the three months ended June 30, 2002, representing 40% and 33% of CLEC revenue for such periods, respectively. Direct costs as a percentage of revenue decreased due to volume and operational efficiencies gained by the growth in records under management.

        Sales and marketing expenses decreased 23%, from $527,000 in the three months ended June 30, 2001 to $408,000 in the three months ended June 30, 2002, representing 15% and 10% of CLEC revenue for such periods, respectively. This decrease is due to a reduction in headcount and other operational efficiencies.

        General and administrative costs increased from $82,000 during the three months ended June 30, 2001 to $207,000 during the three months ended June 30, 2002. This increase is due to the addition of a finance position within the business unit, increased managerial costs and additional bad debt expenses associated with the financial volatility of certain CLEC customers.

        Net income increased 50%, from $1.4 million in the three months ended June 30, 2001 to $2.1 million in the three months ended June 30, 2002, primarily due to a $600,000 increase in CLEC revenue and operational efficiencies realized in various support functions discussed above.

Wireless Business Unit

        Revenue increased 130%, from $2.7 million in the three months ended June 30, 2001 to $6.2 million in the three months ended June 30, 2002, representing 14% and 23% of total company revenue for such periods, respectively. Wireless revenue increased due to an increase in the number of records under management, professional fees, and sales of enhancements for new and existing products. We implemented 8,400 new cell sites in the three months ended June 30, 2002 for Phase I Wireless E9-1-1 services compared to the 2,400 cell sites deployed in the same period a year ago, a 249% increase. As of June 30, 2002, 33,700 cell sites had been implemented, compared to 9,300 at the same time last year, a 262% increase. The 33,700 cell sites deployed as of June 30, 2002 equates to approximately 23 million subscribers, a 197% increase from the number of subscribers at June 30, 2001 of 7.8 million.

        Direct costs increased 38% from $2.6 million in the three months ended June 30, 2001 to $3.6 million in the three months ended June 30, 2002, representing 99% and 58% of Wireless revenue for such periods, respectively. The $1 million increase is due to the hiring of additional staff to implement subscriber services and increased systems maintenance and telephone line costs to accommodate growth. Wireless direct costs as a percentage of revenue decreased due to economies of scale associated with the increased number of subscribers and higher margins on sales of new products.

        Sales and marketing expenses increased 55%, from $548,000 in the three months ended June 30, 2001 to $848,000 in the three months ended June 30, 2002, representing 21% and 14% of Wireless revenue for such periods, respectively. This increase is due to investments in product management and additional sales personnel to accommodate growth.

        General and administrative costs increased from $107,000 during the three months ended June 30, 2001 to $268,000 during the three months ended June 30, 2002. This increase is due to the addition of finance positions within the business unit as well as increased managerial costs.

        Net income increased from a loss of $620,000 in the three months ended June 30, 2001 to income of $1.5 million in the three months ended June 30, 2002. Gross margins improved from 1% in the three months ended June 30, 2001, to 42% in the three months ended June 30, 2002 due to an increase in recurring monthly revenue from additional cell site implementations for Phase I Wireless E9-1-1 services and sales of enhancements and professional services at higher margins.

Direct Business Unit

        Revenue increased 67%, from $1.8 million in the three months ended June 30, 2001 to $3.0 million in the three months ended June 30, 2002, representing 10% and 11% of total company revenue for such periods, respectively. Direct revenue increased due to additional deployments of our IntelliCastSM products and $1.3 million of increased maintenance and systems revenue related to the call handling division acquired in the LPSS transaction. The Texas subscriber base grew to 7.3 million in 2002, a 4% increase from June 30, 2001. The IntelliCastSM subscriber base grew to 5.3 million at June 30, 2002.

        Direct costs increased 18%, from $2.2 million in the three months ended June 30, 2001 to $2.6 million in the three months ended June 30, 2002, representing 122% and 86% of Direct revenue for such periods, respectively. Costs increased due to the additional personnel associated with a larger subscriber base in Texas, our new contracts for IntelliCastSM Target Notification services, and the call handling division acquired in the LPSS acquisition. Direct costs as a percentage of revenue decreased due to higher margins on the LPSS maintenance and systems revenue and operational efficiencies realized with the delivery of services to the State of Texas.

        Sales and marketing expenses increased 17%, from $384,000 in the three months ended June 30, 2001 to $451,000 in the three months ended June 30, 2002, representing 22% and 15% of total Direct revenue for such periods, respectively. The increase in sales and marketing costs is primarily due to additional payroll and marketing expenses in the IntelliCastSM subunit.

        General and administrative costs increased from $66,000 during the three months ended June 30, 2001 to $273,000 during the three months ended June 30, 2002. This increase is due to the addition of a finance position within the business unit during 2002 as well as increased managerial costs.

        Net loss decreased 63%, from $840,000 in the three months ended June 30, 2001 to $307,000 in the three months ended June 30, 2002. Gross margins improved in the three months ended June 30, 2002 to 14%, from a negative 22% in the three months ended June 30, 2001, due to the integration of the LPSS call handling division and resulting sales of systems at higher gross margins.

Corporate Business Unit

        The Corporate business unit realized $97,000 of revenue in the three months ended June 30, 2002 from sales of IntelliBaseSM NRLLDB services.

        Sales and marketing expenses increased 27%, from $1.1 million in the three months ended June 30, 2001 to $1.4 million in the three months ended June 30, 2002, representing 6% and 5% of total company revenue for such periods, respectively. This increase is due to investments in additional support personnel, primarily related to the recent launch of IntelliBaseSM NRLLDB commercial database products.

        General and administrative expenses increased 13%, from $3.8 million in the three months ended June 30, 2001 to $4.3 million in the three months ended June 30, 2002. Total general and administrative costs as a percentage of total company revenue decreased, from 21% to 16% in the three months ended June 30, 2001 and June 30, 2002, respectively. Corporate general and administrative expenses increased due to a full quarter of amortization in 2002 of intangibles acquired in the LPSS acquisition, offset by the lack of goodwill amortization, increased headcount in corporate support departments, increased insurance costs, as well as increased rent expenses related to expansion of our headquarters building. As discussed in Note 5 of the Notes to Consolidated Financial Statements, we no longer amortize goodwill as of January 1, 2002 in accordance with SFAS 142.

        Asset impairment charge increased from $0 in the three months ended June 30, 2001 to $4.7 million in the three months ended June 30, 2002. The impairment resulted from a determination that the net book value of the inventory purchased as part of the LPSS acquisition exceeded its current fair market value.

        Research and development decreased 40%, from $823,000 in the three months ended June 30, 2001 to $494,000 representing 4% and 2% of total revenue for such periods, respectively. This decrease is primarily due to an increase in the amount of costs capitalized that were associated with efforts on major software development initiatives for new product offerings that reached feasibility.

        Net other expenses increased from income of $10,000 in the three months ended June 30, 2001 to an expense of $333,000 in the three months ended June 30, 2002 due to lower interest income from investments and increased interest expense related to capital equipment leases and an increase in the principal balance on our line of credit facility with GE Capital.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Total Company

  Revenue

        Total revenue increased $19.1 million, or 61%, from $31.5 million in the six months ended June 30, 2001 to $50.6 million in the six months ended June 30, 2002. This increase is attributable primarily to the following:

  •
  ILEC revenue increased by $8.2 million, from $17.7 million in the six months ended June 30, 2001 to $25.9 million in the six months ended June 30, 2002. Integration of the LPSS business, which we acquired in May 2001, accounted for $6.7 million of the increase, with the balance coming from an increase in records under management of 2% and additional sales of enhancements to our customers.
  •
  CLEC revenue increased by $1.6 million, from $6.5 million in the six months ended June 30, 2001 to $8.1 million in the six months ended June 30, 2002, due to an increase in the number of subscribers from 7.1 million to 9.3 million.
  •
  Wireless revenue increased by $6.7 million, from $4.4 million in the six months ended June 30, 2001 to $11.1 million in the six months ended June 30, 2002, primarily due to an increase in the subscriber base from 7.8 million to 23.2 million.
  •
  Direct revenue increased by $2.7 million, from $2.8 million in the six months ended June 30, 2001 to $5.5 million in the six months ended June 30, 2002. Activity from the LPSS acquisition, including sales of systems and ongoing maintenance to PSAPs, accounted for $1.9 million of the increase, with the balance attributable to sales of our IntelliCastSM Target Notification services (formerly known as EWESM).
  •
  Corporate revenue increased from $0 in the six months ended June 30, 2001 to $97,000 in the six months ended June 30, 2002. This increase is primarily due to sale of our new IntelliBaseSM NRLLDB services, a new offering in the commercial data management industry.

  Costs

        Total costs increased 42%, or $15.5 million, from $37.1 million in the six months ended June 30, 2001 to $52.6 million in the six months ended June 30, 2002, representing 118% and 104% of total revenue, respectively. This increase is attributable primarily to the following:

  •
  $5.3 million of expenses related to the integration of the LPSS acquisition, of which $4.4 million represented direct operating costs, such as salaries, retention bonuses and maintenance expenses for subcontracted services provided by third-party vendors, and an additional $900,000 represented amortization of intangibles.
  •
  $4.7 million asset impairment charge related to inventory purchased in the May 2001 LPSS acquisition.
  •
  $1.7 million in direct costs associated with headcount and other operating expenses for the delivery of services to our increased subscriber base.
  •
  $2.1 million of additional sales and marketing expense related to new product promotions, increased headcount, increased participation in national trade shows and public relations charges.
  •
  $2.3 million increase in corporate general and administrative costs related to additional investments in infrastructure and personnel, increased insurance costs, the lease for our new Longmont, Colorado facility and increased payouts of corporate incentive bonuses to eligible employees.

        These increases were partially offset by a $600,000 reduction in research and development costs. During the six months ended June 30, 2002, we capitalized certain software development costs after determining that the related product offerings had reached feasibility earlier than anticipated.

  Net Loss

        Net Loss decreased by $2.9 million, from a net loss of $5.5 million in the six months ended June 30, 2001 to net loss of $2.6 in the six months ended June 30, 2002, primarily due to:

  •
  A $5.0 million increase in ILEC net income, from $5.6 million in the six months ended June 30, 2001 to $10.6 million in the six months ended June 30, 2002, which included an increase of $4.0 million of net income related to the LPSS database division and $1.0 million attributable to our ability to leverage operating expenses against the increased sales.
  •
  A $1.1 million increase in CLEC net income, from $2.7 million in the six months ended June 30, 2001 to $3.8 million in the six months ended June 30, 2002, primarily due to a $1.6 million increase in CLEC revenue at a 63% gross margin.
  •
  A $3.3 million increase in Wireless net income, from a loss of $1.7 million in the six months ended June 30, 2001 to net income of $1.6 million in the six months ended June 30, 2002. Gross margins improved from a negative 13% in the six months ended June 30, 2001, to 36% in the six months ended June 30, 2002 due to an increase in recurring monthly revenue generated from additional cell site implementations for Phase I Wireless E9-1-1 services and sales of enhancements and professional services at higher margins.
  •
  A $1.1 million reduction in the operating loss in our Direct business unit, from a $1.9 million operating loss in the six months ended June 30, 2001 to a $800,000 operating loss in the six months ended June 30, 2002. Gross margins improved in the six months ended June 30, 2002 to 15%, from a negative 34% in the six months ended June 30, 2001, due to the integration of the LPSS call handling division and resulting sales of systems to customers at higher gross margins.

        These benefits were partially offset by:

  •
  $4.7 million asset impairment charge related to inventory purchased as part of the May 2001 LPSS acquisition.
  •
  $1.6 million of additional expenses in the six months ended June 30, 2002 attributable to the Corporate business unit, primarily related to increased headcount to support expanded operations, incremental costs related to the LPSS acquisition for retention bonuses, increased rent expenses related to our expanded headquarters building that is still under construction and new product offerings.
  •
  $600,000 of expense related to intangibles that continue to be amortized as part of the LPSS acquisition.
  •
  $600,000 of increased net interest expenses due to lower interest income generated from short-term investments in 2002 and increased interest expenses related to capital equipment leases and the principal balance on our revolving credit facility with GE Capital.

ILEC Business Unit

        Revenue increased 46%, from $17.7 million in the six months ended June 30, 2001 to $25.9 million in the six months ended June 30, 2002, representing 56% and 51% of total company revenue for such periods, respectively. Approximately $6.7 million of this increase is attributable to successful integration of the LPSS database division. The remaining $1.5 million increase is due to an increase in the number of records under management, which grew to 88.7 million as of June 30, 2002 and additional sales of enhancements.

        Direct costs increased 19%, from $10.4 million in the six months ended June 30, 2001 to $12.4 million in the six months ended June 30, 2002, representing 59% and 48% of ILEC revenue for such periods, respectively. The $2.0 million increase is primarily due to the addition of staff in conjunction with the LPSS acquisition, increases in maintenance expenses related to LPSS's database division and additional investments in support personnel to accommodate sales growth from new and existing customers. ILEC direct costs as a percentage of revenue decreased due to higher margins realized on the sale of software enhancements.

        Sales and marketing expenses increased 71%, from $1.4 million in the six months ended June 30, 2001 to $2.4 million in the six months ended June 30, 2002, representing 8% and 9% of ILEC revenue for such periods, respectively. This increase is due to the addition of new employees in conjunction with the LPSS acquisition and internal expansion in other ILEC sales and marketing departments to accommodate growth.

        General and administrative costs increased from $236,000 during the six months ended June 30, 2001 to $493,000 during the six months ended June 30, 2002. This increase is due to the addition of a finance position within the business unit during 2002 as well as increased managerial costs.

        Net income increased 89%, from $5.6 million in the six months ended June 30, 2001 to $10.6 million in the six months ended June 30, 2002. This increase included a $4.0 million increase in net income related to our acquisition of LPSS's database division and $1.0 million attributable to our ability to leverage operating expenses against the increased sales. Gross margins increased from 41% in the six months ended June 30, 2001 to 52% in the six months ended June 30, 2002 primarily due to higher margins on sales of software enhancements to new and existing customers.

CLEC Business Unit

        Revenue increased 25%, from $6.5 million in the six months ended June 30, 2001 to $8.1 million in the six months ended June 30, 2002, representing 21% and 16% of total company revenue for such periods, respectively. CLEC revenue increased primarily as a result of an increase in the number of records under management for new and existing customers, which increased 31% from 7.1 million at June 30, 2001 to 9.3 million at June 30, 2002.

        Direct costs increased 11%, from $2.7 million in the six months ended June 30, 2001 to $3.0 million in the six months ended June 30, 2002, representing 41% and 37% of CLEC revenue for such periods, respectively. This increase is due to the hiring of additional CLEC operations staff to assist with the continued growth in records under management. CLEC direct costs as a percentage of revenue decreased due to volume efficiencies gained by the growth in records under management.

        Sales and marketing expenses decreased 5% from $949,000 in the six months ended June 30, 2001 to $904,000 in the six months ended June 30, 2002, representing 15% and 11% of CLEC revenue for such periods, respectively. This decrease is due to a reduction in headcount and other operational efficiencies realized.

        General and administrative costs increased from $168,000 during the six months ended June 30, 2001 to $440,000 during the six months ended June 30, 2002. This increase is due to the addition of a finance position within the business unit, increased managerial costs, and additional bad debt expenses associated with the financial volatility of certain CLEC customers.

        Net income increased 41%, from $2.7 million in the six months ended June 30, 2001 to $3.8 million in the six months ended June 30, 2002, primarily due to a $1.6 million increase in CLEC revenue at a 63% gross margin.

Wireless Business Unit

        Revenue increased 152%, from $4.4 million in the six months ended June 30, 2001 to $11.1 million in the six months ended June 30, 2002, representing 14% and 22% of total company revenue for such periods, respectively. Wireless revenue increased due to an increase in the number of records under management and fees received for new products. We implemented 14,600 new cell sites in the six months ending June 30, 2002 for Phase I Wireless E9-1-1 services compared to the 4,800 cell sites deployed in the same period a year ago, a 204% increase.

        Direct costs increased 40%, from $5.0 million in the six months ended June 30, 2001 to $7.0 million in the six months ended June 30, 2002, representing 113% and 64% of Wireless revenue for such periods, respectively. The $2.0 million increase is due to the hiring of additional staff to increase the implementation rate for subscriber services and increased systems maintenance and telephone line costs to accommodate growth. Wireless direct costs as a percentage of revenue decreased due to economies of scale associated with the increase in subscribers under management.

        Sales and marketing expenses increased 95%, from $976,000 in the six months ended June 30, 2001 to $1.9 million in the six months ended June 30, 2002, representing 22% and 17% of Wireless revenue for such periods, respectively. This increase is due to investments in product management and additional sales personnel to accommodate growth.

        General and administrative costs increased from $107,000 during the six months ended June 30, 2001 to $471,000 during the six months ended June 30, 2002. This increase is due to the addition of finance positions in 2002 as well as increased managerial costs.

        Net income increased 194% from a loss of $1.7 million in the six months ended June 30, 2001 to income of $1.6 million in the six months ended June 30, 2002. Gross margins improved from a negative 13% in the six months ended June 30, 2001 to 36% in the six months ended June 30, 2002 due to an increase in recurring monthly revenue from additional cell site implementations for Phase I Wireless E9-1-1 services and sales of enhancements and professional services at higher margins.

Direct Business Unit

        Revenue increased 96%, from $2.8 million in the six months ended June 30, 2001 to $5.5 million in the six months ended June 30, 2002, representing 9% and 11% of total company revenue for such periods, respectively. Direct revenue increased due to sales of enhancement services, IntelliCastSM revenues, and approximately $1.9 million from maintenance and systems revenue related to the call handling division acquired in the LPSS transaction. The Texas subscriber base grew to 7.3 million in 2002, a 4% increase from June 30, 2001. The IntelliCastSM subscriber base grew to 5.3 million in 2002, a 194% increase from June 30, 2001.

        Direct costs increased 24%, from $3.8 million in the six months ended June 30, 2001 to $4.7 million in the six months ended June 30, 2002, representing 134% and 85% of Direct revenue for such periods, respectively. Costs increased due to the additional personnel associated with a larger subscriber base in Texas, our new IntelliCastSM contracts, and the call handling division acquired in the LPSS acquisition. Direct costs as a percentage of revenue decreased due to higher margins on the LPSS maintenance and systems revenue and operational efficiencies realized with the delivery of services to the State of Texas.

        Sales and marketing expenses increased 30%, from $771,000 in the six months ended June 30, 2001 to $1.0 million in the six months ended June 30, 2002, representing 27% and 18% of Direct revenue for such periods, respectively. The increase in sales and marketing costs is due to the addition of personnel in the call handling division acquired in the LPSS acquisition.

        General and administrative costs increased from $128,000 during the six months ended June 30, 2001 to $564,000 during the six months ended June 30, 2002. This increase is due to the addition of a finance position within the business unit during 2002 as well as increased managerial costs.

        Net loss decreased 60%, from $1.9 million in the six months ended June 30, 2001 to $763,000 in the six months ended June 30, 2002. Gross margins improved in the six months ended June 30, 2002 to 15%, from a negative 34% in the six months ended June 30, 2001, due to the integration of the LPSS call handling division and resulting sales of systems at higher gross margins.

Corporate Business Unit

        The Corporate business unit realized $97,000 of revenue in the six months ended June 30, 2002 from sales of IntelliBaseSM NRLLDB services, a new offering in the commercial data management industry.

        Sales and marketing expenses increased 35%, from $2.0 million in the six months ended June 30, 2001 to $2.7 million in the six months ended June 30, 2002, representing 6% and 5% of total company revenue for such periods, respectively. This increase is due to investments in additional support personnel, primarily related to the recent launch of our IntelliBaseSM NRLLDB commercial services.

        General and administrative expenses increased 33%, from $6.4 million in the six months ended June 30, 2001 to $8.5 million in the six months ended June 30, 2002, representing 20% and 17% of total company revenue for such periods, respectively. Corporate general and administrative expenses increased due to a full quarter of amortization in 2002 of intangibles acquired in the LPSS acquisition, offset by the lack of goodwill amortization, personnel increases in corporate support departments and from the LPSS acquisition, as well as increased rent expenses related to our expanded headquarters building that is still under construction. As discussed in Note 5 of the Notes to Consolidated Financial Statements, we no longer amortize goodwill.

        Asset impairment charge increased from $0 in the six months ended June 30, 2001 to $4.7 million in the six months ended June 30, 2002. The impairment resulted from a determination that the net book value of the inventory purchased as part of the LPSS acquisition exceeded its current fair market value.

        Research and development decreased 25%, from $2.0 million in the six months ended June 30, 2001 to $1.5 million, representing 7% and 3% of total company revenue for such periods, respectively. This decrease is primarily due to an increase in the amount of capitalized software development costs associated with underlying product offerings that reached feasibility earlier than anticipated.

        Net other expenses increased from income of $79,000 in the six months ended June 30, 2001 to an expense of $560,000 in the six months ended June 30, 2002 due to lower interest income from investments and increased interest expense related to capital equipment leases and an increase in the principal balance on our line of credit facility with GE Capital.

  Balance Sheet Items

        Accounts receivable increased 18%, from $14.6 million at December 31, 2001 to $17.3 million at June 30, 2002. This increase is primarily due to advanced billings to one customer for future products and services that have yet to be delivered, but have been ordered by the customer. These billings were included in the Deferred Revenue balance as of June 30, 2002.

        Inventory decreased 89%, from $6.8 million at December 31, 2001 to $757,000 at June 30, 2002. The reduction in inventory was due to the sale of 18 server upgrades to our current customer base, as well as the asset impairment charge of $4.7 million.

        Prepaids and other increased 45%, from $2.0 million at December 31, 2001 to $2.9 million at June 30, 2002. This increase is primarily due to increases in rent, commissions and maintenance costs from ongoing business operations.

        Deferred Equipment Costs increased 350%, from $444,000 at December 31, 2001 to $2.0 million at June 30, 2002. This increase is due to equipment costs associated with inventory upgrades sold and delivered to customers but not yet installed at the customer sites.

        Goodwill and Other Intangibles.    The $24.9 million excess of the LPSS purchase price over the estimated fair value of net identifiable assets acquired was allocated to goodwill and other intangibles, including intellectual property and customer contracts. During 2001, we amortized the goodwill and other intangibles using the straight-line method of amortization over their useful lives ranging from three to seven years. As discussed further in Note 5 of the Notes to Consolidated Financial Statements, we no longer amortized goodwill as of January 1, 2002, as prescribed by SFAS No. 142.

        Current liabilities decreased 12%, from $28.0 million at December 31, 2001, to $24.7 million at June 30, 2002. This decrease is primarily a result of the following:

  •
  Accounts Payable increased 24%, from $4.6 million at December 31, 2001 to $5.7 million June 30, 2002 primarily due to invoices for asset purchases and insurance renewals which were received and incurred late in the quarter but were not yet due.

  •
  Accrued Liabilities—Current decreased 49%, from $9.8 million at December 31, 2001 to $5.0 million at June 30, 2002 primarily as a result of payments for previous accruals for maintenance expenses and server upgrades with IBM and retention bonuses associated with the LPSS acquisition.

Liquidity and Capital Resources

        Since our inception we have funded our operations with cash provided by operations, supplemented by equity and debt financing and leases on capital equipment. As of June 30, 2002, we had approximately $9.1 million in cash and cash equivalents.

        We repaid $2.5 million and $1.2 million of capital lease obligations during the six months ended June 30, 2002 and 2001, respectively. Additionally, we used $4.7 million and $1.8 million in the six months ended June 30, 2002 and 2001, respectively, for the purchase of capital assets and leasehold improvements and $5.2 million and $130,000 for capitalized software development costs in each of those periods, respectively.

        On July 31, 2001, we established a revolving line of credit, which is available to meet operating needs. Borrowing availability may not exceed the lower of: (i) $15 million; or (ii) 85% of our eligible accounts receivable, as defined in the line of credit agreement. The interest rate on amounts borrowed under the line of credit is equal to the prime rate plus 2.0% per annum, which was 6.75% as of June 30, 2002. The line of credit matures on July 31, 2004 and is collateralized by accounts receivable and certain other assets. As of June 30, 2002, $5.0 million was outstanding and $7.4 million was available. An additional $750,000 is being utilized to satisfy letter of credit obligations.

        We also have access to a maximum of $7.5 million through capital lease lines with two entities. The interest rate is equal to the entities' cost of funds plus a profit spread. Each lease schedule is collateralized by the assets that are being leased and is subject to review and approval by the lessor at the time of our application. Each lease has its own termination date, typically 36 months. As of June 30, 2002, we have utilized approximately $5.5 million of the $7.5 million available under our capital lease lines.

  LPSS Acquisition and Contingent Obligation

        In May 2001, we acquired certain assets, and assumed certain liabilities, associated with the call handling and database divisions of LPSS, an internal venture of Lucent. As part of the acquisition, we:

  •
  issued 2,250,000 shares of our common stock to Lucent;
  •
  agreed to pay approximately $4.8 million to Lucent for inventory; and

  •
  agreed to issue, 24 months from the date of closing, up to $32.9 million of mandatorily redeemable, non-voting, preferred stock ("Preferred Stock"), subject to the attainment of specific total combined revenue ("Total Revenue") targets.

        The obligation to purchase approximately $4.8 million of inventory is payable in four equal installments beginning in August 2002 and ending in May 2003 and therefore, was discounted and recorded at $4.1 million as of the date of the acquisition. This inventory was determined to have been impaired in value and was written off during the three months ended June 30, 2002.

        In November 2001, Lucent created a new venture capital partnership named New Ventures Partners II LP ("NVP II") and transferred its shares of Intrado common stock and its right to receive Intrado Preferred Stock to NVP II.

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

        If we sell the call handling division to a third-party during the 24-month contingency period or dispose of it, the terms of the Preferred Stock will be adjusted as follows. First, the minimum issuance threshold will be reduced from $179 million to $161 million. Second, the maximum issuance threshold will be reduced to $210 million. Third, the pro rata issuance of Preferred Stock will be raised from $417,000 for each million dollars of Total Revenue in excess of $179 million to $440,000 for each million dollars of Total Revenue in excess of $161 million.

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

        The mandatory redemption of the Preferred Stock, if any, commences 30 days from initial issuance with 33% due, followed by an additional 33% due on June 1, 2004 and the remaining 34% due on June 1, 2005. Early redemption is available at our option. We must redeem shares of Preferred Stock with 25% of the gross proceeds of any underwritten public offering after June 1, 2003. Over the thirteen-month period beginning on June 1, 2001 and ending on June 30, 2002, we recorded approximately $105.9 million in total company revenue.

  Assessment of Future Liquidity

        In 2002, we anticipate that we may spend between $4.0 million and $6.0 million for the purchase of capital assets, between $8.0 million and $10.0 million for software development, and between $4.0 million and $6.0 million on leasehold improvements which are primarily related to the move of our corporate headquarters to a new facility by the end of 2002.

        We expect to invest in five major and several smaller software development efforts during 2002. The five major projects include: the IntelliBaseSM NRLLDB project, two major location-based services projects for the Wireless business unit, IntelliCastSM (formerly known as EWE®), a major commercial ILEC business unit project and an effort to enhance our Geographic Information Systems database.

        Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fund our operations through the end of 2002. In making this assessment, we have considered:

  •
  our consolidated cash, cash equivalents and short-term investments of $9.1 million as of June 30, 2002;
  •
  the availability of up to $7.4 million of funding related to our revolving line of credit facility as of June 30, 2002;
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

        Given the state of the telecommunication industry and the associated financial difficulties and bankruptcies announced by some companies, we continue to address our exposure to potential collectibility of outstanding accounts receivables from certain customers. Our process for evaluating and estimating the potential exposure resulting from collectibility issues are discussed in the Critical Accounting Policies section of this quarterly report.

        We provide services to certain companies that are experiencing financial difficulties and indirectly to the public in general on a long-term contractual basis. The services we provide to these customers are generally considered mission critical. As a result, the Company is often considered a critical vendor for payment status. History has shown that in customer bankruptcies, we carry modest exposure on outstanding pre-petition balances and experience timely payment on post-petition invoices. Although this working capital issue is financially burdensome from a cost and leverage perspective, the order of magnitude is considered relatively small, manageable and not materially different than the payment cycles we have experienced for the last 18 months. We feel that we have adequately reserved for bad debt that may occur and we have funding flexibility to cover any impact this may have on working capital requirements going forward.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk to the extent that United States interest rates change. This exposure is directly related to our normal operating and funding activities. The interest payable on our line of credit is determined based on the prime rate plus 2.0% per annum, and, therefore, is affected by changes in market interest rates. Interest rates on our capital lease lines are dependent on interest rates in effect at the time the lease line is drawn upon. Total liabilities outstanding at June 30, 2002 under the line of credit and capital lease lines were approximately $12.9 million. Based on amounts borrowed as of June 30, 2002, we would have a resulting decline in future annual earnings and cash flows of approximately $129,000 for every 1% increase in prime lending rates. We have no plans to use derivative instruments or engage in hedging activities.

PART II—OTHER INFORMATION

Item 4—Submission of Matters to a Vote of Security Holders

        The following two matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held on June 20, 2002.

  1.
  Election of two directors, each for a term of three years.

Director Nominee	For	Withheld
David Kronfeld	13,536,038	115,355
Philip B. Livingston	13,536,368	115,025
  2.
  Approval of an amendment to our certificate of incorporation to increase number of authorized shares of our common stock from 30,000,000 shares to 50,000,000 shares.

For	12,693,604
Against	945,999
Abstain	11,790

Item 6—Exhibits and Reports on Form 8-K.

    (a)
    Exhibits.

Exhibit Number	Description
3.01	Restated Certificate of Incorporation.
3.02	Amended and Restated Bylaws.
10.01	First Amendment to General Electric Loan and Security Agreement, dated July 1, 2002.
    (b)
    Reports on Form 8-K.

    (1)
    On June 11, 2002, we filed a Current Report on Form 8-K to announce a change in our independent auditors from Arthur Andersen LLP to PricewaterhouseCoopers LLP (effective June 6, 2002).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Date: August 14, 2002

INTRADO INC. a Delaware corporation
By:	/s/ George K. Heinrichs
	Name:	George K. Heinrichs
	Title:	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
By:	/s/ Michael D. Dingman, Jr.
	Name:	Michael D. Dingman, Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

STATEMENT PURSUANT TO 18 U.S.C. §1350

        Pursuant to 18 U.S.C. §1350, each of the undersigned certifies that this Quarterly Report on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Intrado Inc.

        Date: August 14, 2002

/s/ George K. Heinrichs
Name:	George K. Heinrichs
Title:	Chief Executive Officer
/s/ Michael D. Dingman, Jr.
Name:	Michael D. Dingman, Jr.
Title:	Chief Financial Officer