Form 10-Q
period 2002-09-30
INTRADO INC
filed 2002-11-15
CIK 924505

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO

COMMISSION FILE NUMBER: 000-29678

INTRADO INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0796285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1601 Dry Creek Drive, Longmont, Colorado	80503
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (720) 494-5800

6285 Lookout Road, Boulder, Colorado 80301
(Former name or former address, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of November 1, 2002, there were 15,348,131 shares of common stock outstanding.

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

  •
  whether our investments in research and development and capitalized software will expand our service offerings and prove to be economically viable;

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

  •
  our ability to accurately predict and recoup the large amount of up-front expenditures necessary to serve new customers and possible delays in sales cycles;

  •
  our ability to expand our services beyond our traditional business and into the highly competitive data management industry, such as our proposed IntelliBaseSM National Repository Line Level Database and IntelliCastSM Target Notification services (formerly EWE®);

  •
  the unpredictable rate of adoption of wireless 9-1-1 services, including further delays in the Federal Communications Commission's mandated deployment of Phase I and Phase II wireless location services;

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

PART I—FINANCIAL INFORMATION

INTRADO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data; Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
TOTAL REVENUE	$27,352	$21,006	$77,975	$52,514
COSTS AND EXPENSES:
Direct costs	13,267	12,963	40,412	34,867
Sales and marketing	4,065	3,639	12,956	9,753
General and administrative	5,243	5,064	15,665	12,072
Asset impairment	—	—	4,697	—
Research and development	554	1,233	2,027	3,282

Total costs and expenses	23,129	22,899	75,757	59,974

INCOME (LOSS) FROM OPERATIONS	4,223	(1,893)	2,218	(7,460)
OTHER INCOME (EXPENSE):
Interest and other income	35	79	130	365
Interest and other expense	(312)	(390)	(967)	(598)

NET INCOME (LOSS) BEFORE INCOME TAXES	3,946	(2,204)	1,381	(7,693)
PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$3,946	$(2,204)	$1,381	$(7,693)

NET INCOME (LOSS) PER SHARE:
Basic	$0.26	$(0.15)	$0.09	$(0.58)

Diluted	$0.24	$(0.15)	$0.08	$(0.58)

WEIGHTED AVERAGE SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
Basic	15,237,882	14,499,510	15,203,188	13,188,473

Diluted	16,226,799	14,499,510	16,604,224	13,188,473

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands; Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,490	$15,716
Accounts receivable, net of allowance for doubtful accounts of $659 and $328, respectively	18,309	14,639
Inventory	619	6,823
Prepaids and other	1,961	2,015
Prepaid maintenance	1,838	1,887
Deferred contract costs	3,289	1,916
Deferred income taxes	1,164	1,165

Total current assets	37,670	44,161
PROPERTY AND EQUIPMENT:	58,805	43,358
Accumulated depreciation	(29,994)	(25,774)

Total property and equipment, net	28,811	17,584
GOODWILL, net of accumulated amortization of $1,394	11,716	11,867
OTHER INTANGIBLES, net of accumulated amortization of $3,237 and $1,476, respectively	8,521	10,281
DEFERRED INCOME TAXES	2,911	2,911
DEFERRED CONTRACT COSTS	2,736	3,585
SOFTWARE DEVELOPMENT COSTS, net of accumulated amortization of $1,613 and $1,222, respectively	11,515	3,907
OTHER ASSETS	688	1,139

Total assets	$104,568	$95,435

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,211	$4,622
Payroll-related accruals	3,324	3,417
Other accrued liabilities	2,929	6,393
Current portion of capital lease obligations	3,870	4,012
Payable to Lucent	3,592	4,393
Current portion of note payable	917	—
Deferred contract revenue	10,217	8,979

Total current liabilities	29,060	31,816
CAPITAL LEASE OBLIGATIONS, net of current portion	3,036	3,429
LINE OF CREDIT	8,000	2,000
DEFERRED RENT, net of current portion	1,420	1,270
NOTE PAYABLE, net of current portion	2,083	—
DEFERRED CONTRACT REVENUE	8,702	7,890

Total liabilities	52,301	46,405
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued or outstanding	—	—
Common stock; $.001 par value; 50,000,000 shares authorized; 15,343,999 and 15,058,840 shares issued; and 15,330,637 and 15,054,102 shares outstanding at September 30, 2002 and December 31, 2001, respectively	15	15
Additional paid-in capital	76,989	74,969
Common stock warrants	215	379
Treasury stock, 4,738 shares, at cost	(39)	(39)
Accumulated deficit	(24,913)	(26,294)

Total stockholders' equity	52,267	49,030

Total liabilities and stockholders' equity	$104,568	$95,435

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

INTRADO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands; Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,946	$(2,204)	$1,381	$(7,693)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,408	2,605	6,655	6,234
Stock-based compensation	9	—	77	—
Accretion of investments in marketable securities	—	(3)	—	(61)
(Gain) loss on disposal of assets	3	8	(45)	6
Asset impairment	—	—	4,697	—
Non cash interest	—	—	201	—
Provision for doubtful accounts	198	175	310	225
Change in:
Accounts receivable	(1,171)	(11,248)	(3,977)	(14,563)
Inventory	138	(387)	1,507	(395)
Prepaids and other	2,303	43	308	(122)
Deferred costs	(253)	170	343	(1,100)
Accounts payable and accrued liabilities	(1,181)	2,088	(4,693)	4,493
Deferred revenue	683	5,554	2,049	5,145
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,083	(3,199)	8,813	(7,831)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(8,036)	(1,406)	(12,747)	(3,385)
Sale of investments in marketable securities	—	2,000	—	7,000
Investment in TechnoCom	—	—	(500)	—
Capitalized software development costs	(2,791)	(1,475)	(7,999)	(1,606)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,827)	(881)	(21,246)	2,009
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(1,109)	(1,341)	(3,570)	(2,583)
Proceeds from equipment financing	—	1,373	—	1,624
Proceeds from line of credit	3,000	5,000	6,000	5,954
Principal payments on line of credit	—	(1,000)	—	(2,000)
Proceeds from exercise of stock options	231	369	1,217	436
Proceeds from note payable	3,000	—	3,000	—
Proceeds from private placement	—	—	—	5,000
Costs from private placement	—	—	—	(253)
Proceeds received from employee stock purchase plan	—	—	560	164
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,122	4,401	7,207	8,342
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,378	321	(5,226)	2,520
CASH AND CASH EQUIVALENTS, beginning of period	9,112	7,235	15,716	5,036
CASH AND CASH EQUIVALENTS, end of period	$10,490	$7,556	$10,490	$7,556
SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING AND INVESTING ACTIVITIES:
Property acquired with capital leases	$165	$—	$3,035	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        The unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the consolidated financial position, results of operations and cash flows of Intrado Inc. (the "Company") for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Reclassifications

        Certain prior period amounts have been reclassified to conform with the current period's presentation.

Deferred Contract Costs

        Deferred contract costs represent computer equipment purchased specifically for a customer's existing system, inventory shipped to a customer site, or up-front implementation costs. These costs will be recognized over the related contract period as the revenue is recognized.

Revenue and Cost Recognition

        The Company generates revenue from monthly data management and maintenance services, systems upgrades, new products and professional services. Payments received in advance are deferred until the applicable revenue recognition criteria are met. Up front fees received, such as implementation fees and non-recurring engineering fees (NRE fees), are deferred and recognized over the longer of the contractual period or the expected customer's relationship. In accordance with Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," and, in certain circumstances, Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition," the Company's policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

  •
  persuasive evidence of an arrangement exists;

  •
  the price is fixed or determinable;

  •
  delivery has occurred or services have been rendered; and

  •
  collectibility is reasonably assured.

        The majority of the Company's revenue is derived from long-term contracts with its customers and is recognized ratably over the term of the contract as services are performed. The Company also sells software enhancements and professional services to its customer base that may not be subject to deferral under SAB 101. For the three months and nine months ended September 30, 2002, the Company recognized $3.1 million and $9.4 million, respectively, in revenue from certain sales of software enhancements and licenses, and certain professional services that were not deferred under SAB 101.

        As of September 30, 2002, the Company had total deferred contract revenue of approximately $18.9 million and deferred contract costs of approximately $7.9 million. Of the total deferred contract revenue at September 30, 2002, the Company anticipates that approximately $3.7 million will be recognized in the fourth quarter of 2002 when all the revenue recognition criteria have been met. Of the $10.2 million of current deferred contract revenue, approximately $8.9 million has already been received and approximately $1.3 million is included in accounts receivable as of September 30, 2002. As of September 30, 2002, the total deferred contract revenue balance of approximately $18.9 million represents NRE fees and certain enhancements as services are delivered. The total deferred contract revenue, net of deferred contract costs (in thousands), is estimated to be recognized as follows:

2002	$1,798
2003	4,443
2004	3,184
2005	1,374
2006	130
2007	42

Total	$10,971

Software

        The Company capitalizes certain internal and external software acquisition and development costs that benefit future periods. Amortization commences when the software is either available for general release (for software sold externally) or when the software is ready for its intended use (for internally developed software). Amortization expense is calculated on a product-by-product basis using the straight-line method over the software's economic useful life, generally not to exceed three years. For software sold externally, or for dual-purpose software that is both sold externally and used internally, amortization expense is calculated as the greater of: (a) the ratio that current revenue bears to expected revenue for that product; or (b) straight-line amortization of the product over its economic useful life. Amortization expense is generally included in direct costs for the benefiting business segment. Amortization expense for products that do not benefit a specific business segment are included in the Corporate business unit. Capitalized costs include payments to outside firms for direct services related to the development of proprietary software and salaries and wages of individuals dedicated to the development of software.

Income Taxes

        For the period January 1, 2000 through September 30, 2002, the Company did not record an income tax benefit for any generated net operating loss ("NOL") carryforwards or net increases in deferred tax assets because the Company believed the criteria for recognition had not been met. As of September 30, 2002, the Company had NOL carryforwards of approximately $21.2 million available to offset current and future net income for U.S. federal income tax purposes. During the nine months ended September 30, 2002, no income tax expense was recorded due to utilization of the Company's previously generated NOLs.

NOTE 2—INCOME (LOSS) PER SHARE

        The Company presents basic and diluted earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which establishes standards for computing and presenting basic and diluted income (loss) per share. Under this statement, basic income (loss) per share is determined by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted income

(loss) per share includes the effects of potentially issuable common stock, but only if dilutive. Potentially dilutive common stock options that were excluded from the calculation of diluted income (loss) per share because their effect was antidilutive totaled 2,155,755 and 859,629 for the three months and nine months ended September 30, 2001, respectively. The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The as-if-converted method is used for convertible securities.

        A reconciliation of the numerators and denominators used in computing per share net income (loss) from continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator:
Net Income (loss)	$3,946,000	$(2,204,000)	$1,381,000	$(7,693,000)
Denominator for basic income (loss) per share:
Weighted average common shares outstanding	15,237,882	14,499,510	15,203,188	13,188,473

Denominator for diluted income (loss) per share:
Weighted average common shares outstanding	15,237,882	14,499,510	15,203,188	13,188,473
Options issued to employees and warrants outstanding	988,917	—	1,401,036	—

Denominator for diluted income (loss) per share	16,226,799	14,499,510	16,604,224	13,188,473

NOTE 3—REPORTABLE SEGMENTS

        The Company has five reportable segments, or "business units," based on the type of customer each business unit serves: ILEC, CLEC, Wireless, Direct, and Corporate. The first four business units generate the vast majority of the Company's revenues. The Corporate business unit captures costs that are not directly related to the other business units, but does generate a small amount of revenue from our IntelliBaseSM National Repository Line Level Database ("NRLLDB") service, a new commercial data management offering. Substantially all of the Company's customers are in the United States. Each unit is managed separately because the resources used for each segment are unique. Revenue and costs are segregated in the following Statements of Operations for the reportable segments. The Company does not segregate assets between the segments as it is impractical to do so.

For the Three Months Ended September 30
(dollars in thousands)

	ILEC		CLEC		WIRELESS		DIRECT		CORPORATE		TOTAL
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
REVENUE:
Data Management	$8,418	$7,368	$3,539	$3,475	$6,722	$2,877	$1,629	$1,407	$94	$—	$20,402	$15,127
Maintenance & new systems	3,294	2,575	—	—	—	—	393	374	—	—	3,687	2,949
Systems & new products	2,746	2,118	—	—	—	145	378	435	—	—	3,124	2,698
Professional services	—	—	139	232	—	—	—	—	—	—	139	232

Total revenue	14,458	12,061	3,678	3,707	6,722	3,022	2,400	2,216	94	—	27,352	21,006
Direct costs	6,551	6,004	1,150	1,408	3,280	3,217	1,973	2,334	313	—	13,267	12,963
Sales and marketing	1,229	1,133	365	398	950	633	574	659	947	816	4,065	3,639
General and administrative	134	168	292	98	185	93	348	57	4,284	4,648	5,243	5,064
Asset impairment	—	—	—	—	—	—	—	—	—	—	—	—
Research and development	—	—	—	—	—	—	—	—	554	1,233	554	1,233

Total costs and expenses	7,914	7,305	1,807	1,904	4,415	3,943	2,895	3,050	6,098	6,697	23,129	22,899
Operating income (loss)	6,544	4,756	1,871	1,803	2,307	(921)	(495)	(834)	(6,004)	(6,697)	4,223	(1,893)
Other income (expense), net	—	—	—	—	—	—	—	—	(277)	(311)	(277)	(311)

Net income (loss)	$6,544	$4,756	$1,871	$1,803	$2,307	$(921)	$(495)	$(834)	$(6,281)	$(7,008)	$3,946	$(2,204)

For the Nine Months Ended September 30
(dollars in thousands)

	ILEC		CLEC		WIRELESS		DIRECT		CORPORATE		TOTAL
	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
REVENUE:
Data management	$24,887	$22,005	11,514	$8,917	$17,278	$7,318	$4,648	$3,545	$191	$—	$58,518	$41,785
Maintenance & new systems	8,595	4,009	—	11	—	—	1,188	543	—	—	9,783	4,552
Systems & new products	6,869	3,780	—	—	500	145	2,037	968	—	—	9,406	4,904
Professional services	—	—	268	1,273	—	—	—	—	—	—	268	1,273

Total revenue	40,351	29,794	11,782	10,201	17,778	7,463	7,873	5,056	191	—	77,975	52,514

Direct costs	18,974	16,425	4,134	4,062	10,326	8,241	6,634	6,139	344	—	40,412	34,867
Sales and marketing	3,637	2,568	1,269	1,347	2,863	1,609	1,585	1,430	3,602	2,799	12,956	9,753
General and administrative	627	404	732	266	656	200	912	185	12,738	11,017	15,665	12,072
Asset impairment	—	—	—	—	—	—	—	—	4,697	—	4,697	—
Research and development	—	—	—	—	—	—	—	—	2,027	3,282	2,027	3,282

Total costs and expenses	23,238	19,397	6,135	5,675	13,845	10,050	9,131	7,754	23,408	17,098	75,757	59,974
Operating income (loss)	17,113	10,397	5,647	4,526	3,933	(2,587)	(1,258)	(2,698)	(23,217)	(17,098)	2,218	(7,460)
Other income (expense), net	—	—	—	—	—	—	—	—	(837)	(233)	(837)	(233)

Net income (loss)	$17,113	$10,397	$5,647	$4,526	$3,933	$(2,587)	$(1,258)	$(2,698)	$(24,054)	$(17,331)	$1,381	$(7,693)

NOTE 4—RELATED PARTY TRANSACTIONS

Lucent and NV Partners II L.P.

        In May 2001, the Company acquired certain assets, and assumed certain liabilities, associated with the call handling and database divisions of LPSS, an internal venture of Lucent Technologies Inc. ("Lucent"). As part of the acquisition, we:

  •
  issued 2,250,000 shares of common stock to Lucent;

  •
  agreed to pay approximately $4.8 million to Lucent for inventory; and

  •
  agreed to issue, 24 months from the date of closing, up to $32.9 million of mandatorily redeemable, non-voting, preferred stock ("Preferred Stock"), subject to the attainment of specific total combined revenue ("Total Revenue") targets.

        The Company also provides maintenance services to Lucent customers on database and call handling contracts on a subcontracted basis. Because these contracts were not assigned directly to the Company under the asset purchase agreement, the Company bills Lucent for services rendered and Lucent, in turn, bills the customer. In effect, Lucent serves as a pass-through entity for billing purposes. During the three months and nine months ended September 30, 2002, the Company recognized approximately $3.1 million and $8.3 million, respectively, in revenue under the subcontracted services agreement with Lucent. As of September 30, 2002, Lucent owes the Company approximately $1.0 million. The payable to Lucent of approximately $3.6 million at September 30, 2002, represents the obligation to pay for the inventory acquired in the LPSS acquisition, including interest.

        The obligation to purchase inventory from Lucent is payable in four equal installments beginning in August 2002 and ending in May 2003. As discussed in Note 6—Asset Impairment Charge, the inventory was written off during the three months ended June 30, 2002 after management determined that the asset value was impaired. However, the cash obligation to pay Lucent going forward remains. In August 2002, the Company remitted the first of four $1.2 million payments to Lucent. The second of four $1.2 million payments will be made in November 2002.

        The Company issued 2,250,000 shares of common stock in connection with its May 2001 acquisition of LPSS. As of September 30, 2002, 1,792,079 of these shares are held by NV Partners II L.P ("NVP II"), formerly a wholly owned subsidiary of Lucent, and 457,921 shares continue to be held by Lucent. NVP II remains the Company's largest shareholder as of the date of this filing.

        The actual amount of the Preferred Stock to be issued, if any, will be determined after a 24-month contingency period that commenced on June 1, 2001. If Total Revenue, as defined in the purchase agreement, meets or exceeds $258 million for that 24-month period, then NVP II is entitled to the full issuance of $32.9 million in Preferred Stock. If Total Revenue is greater than $179 million, but less than $258 million, NVP II will be entitled to a pro rata issuance of Preferred Stock at a rate of $417,000 for each million dollars of Total Revenue in excess of $179 million. Over the sixteen-month period beginning on June 1, 2001 and ending on September 30, 2002, the Company recorded approximately $133.3 million in total revenue.

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

        The mandatory redemption of the Preferred Stock, if any, commences 30 days from initial issuance with 33% due, followed by an additional 33% due on June 1, 2004 and the remaining 34% due on

June 1, 2005. Early redemption is available at the Company's option. The Company must redeem shares of Preferred Stock with 25% of the gross proceeds of any underwritten public offering after June 1, 2003.

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

        Ameritech is also one of the Company's most significant customers, as evidenced by the fact that the Company recognized revenue from Ameritech for the three months and nine months ended September 30, 2002 of $2.8 million and $8.2 million, respectively, and $2.4 million and $7.4 million for the three and nine months ended September 31, 2001. These amounts represented approximately 10% of total revenue for the three- and nine-month periods ended September 30, 2002. As of September 30, 2002 and 2001, Ameritech owed the Company approximately $450,000 and $2.6 million, respectively, for services provided. During the three months ended September 30, 2002 and 2001, the Company paid Ameritech approximately $440,000 and $500,000, respectively, pursuant to lease schedules to the master lease agreement. As of September 30, 2002 and 2001, the Company owed approximately $3.8 million and $2.1 million, respectively, pursuant to lease schedules to the master lease agreement. The leases have interest rates ranging from 6.27% to 9.5%, require monthly payments and have expiration dates varying through June 2005.

TechnoCom Corporation

        During the nine months ended September 30, 2002, the Company purchased 294,118 shares of TechnoCom Corporation's Series A Preferred Stock for $500,000, representing 2.9% of the aggregate dilutive voting power of TechnoCom as of September 30, 2002. The Company does not exercise any control over TechnoCom and does not have any board representation. As a result, the Company has accounted for its investment on a cost rather than equity basis. TechnoCom is under contract to provide development and implementation services to the Wireless business unit in connection with the Company's recently announced PDE (Position Determining Equipment) service offering. TechnoCom also provides subcontracted services to the Company's ILEC customers. During the three and nine months ended September 30, 2002, the Company paid TechnoCom $53,000 and $330,000 for their services, respectively. During the three and nine months ended September 30, 2001, the Company made no payments to TechnoCom.

NOTE 5—GOODWILL AND INTANGIBLES

        The Company adopted SFAS No. 141 ("SFAS 141"), "Business Combinations," on July 1, 2001 and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS 142 states that goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to an annual assessment for impairment and will be written down to its fair value only if the carrying amount is greater than the fair value. In addition, intangible assets will be recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

        The Company has recorded on its balance sheet $11.7 million of goodwill, net of previously accumulated amortization, which relates to the excess of the purchase price over the estimated fair value of net identifiable assets acquired in the May 2001 LPSS acquisition. As part of the adoption of SFAS 142, the Company combined the workforce intangible of $1.3 million with goodwill. Approximately $11.3 million of the goodwill is associated with the ILEC business unit and $400,000 is associated with the Direct business unit. As a result of the adoption of SFAS 142, no goodwill was amortized during the nine months ended September 30, 2002. Prior to 2002, the Company amortized approximately $600,000 of goodwill on a quarterly basis.

        The following table presents the impact of SFAS 142 on net loss as if the standard had been in effect for the three months and nine months ended September 30, 2001 (dollars in thousands, except per share data; unaudited):

	Three months ended September 30, 2001	Nine months ended September 30, 2001
Reported net loss	$(2,204)	$(7,693)
Add back: Goodwill Amortization	413	626
Add back: Workforce Amortization	141	213

Adjusted net loss	$(1,650)	$(6,854)

Basic and Diluted Loss Per Share:
Reported net loss	$(.15)	$(.58)
Add back: Goodwill Amortization	.03	.05
Add back: Workforce Amortization	.01	.02

Adjusted Basic and Diluted Loss Per Share	$(.11)	$(.51)

        The Company retained an independent firm to complete an initial impairment test during the second quarter of 2002. The income approach was used to determine the fair value of each business unit that had been assigned goodwill. The income approach involved discounting each business unit's projected free cash flow at its weighted average cost of capital to ascertain whether the fair value was higher than the book value, including goodwill. The Company determined that the fair value of each business unit with goodwill exceeded its book value based on the analysis completed by the independent third party. Therefore, per SFAS 142, if the fair value of a business unit exceeds its carrying amount, the goodwill of the business unit is not considered impaired and no further impairment testing is necessary.

        The Company has recorded $8.5 million (net of accumulated amortization of $3.2 million) on its balance sheet relating to acquired intangible assets (other than goodwill) as of September 30, 2002. The acquired intangible assets include intellectual property and contracts acquired as part of the LPSS acquisition. In accordance with SFAS 142, the Company reevaluated the book value and the useful lives and determined that no adjustments were necessary. For the three months and nine months ended September 30, 2002, the Company recorded approximately $600,000 and $1.8 million, respectively, of amortization expense related to these separately identifiable intangible assets. For the three months and nine months ended September 30, 2001, the Company recorded approximately $600,000 and $800,000, respectively, of amortization expense related to these separately identifiable intangible assets.

        The following table details the intangibles as of September 30, 2002 by class:

		Accumulated Amortization as of Sept 30, 2002	Amortization expense
	Gross Balance as of Sept 30, 2002		3 Months ended Sept 30, 2002	9 Months ended Sept 30, 2002	Amortization Life
	(Dollars in thousands; unaudited)
Goodwill	$13,110	$1,394	$—	$—	N/A
Customer contracts	3,507	1,612	292	876	3 Years
Intellectual property	8,251	1,625	295	885	7 Years

Total	$24,868	$4,631	$587	$1,761

        For the separately identifiable intangible assets above pertaining to contracts and intellectual property, the Company estimates that it will record the following amortization expense over the next five years:

Year ended December 31, 2002	$2.3 million
Year ended December 31, 2003	$2.3 million
Year ended December 31, 2004	$1.6 million
Year ended December 31, 2005	$1.2 million
Year ended December 31, 2006	$1.2 million

NOTE 6—ASSET IMPAIRMENT CHARGE

        As mentioned in Note 5—Related Party Transactions, as part of the May 2001 acquisition of Lucent Public Safety Systems, the Company acquired a purchase obligation of $4.8 million for inventory. The inventory consisted of eight high-capacity, high-speed UNIX servers and software licenses. The obligation to purchase the inventory requires four equal quarterly installment payments of $1.2 million beginning in August 2002. At the time of each quarterly payment, title for 25% of the inventory transfers from Lucent to the Company. The August 2002 payment was made to Lucent and the next payment is due to Lucent in November 2002.

        In the second quarter of 2002, management determined that the value of the inventory was impaired and wrote off the entire value of the asset. Analysis revealed that there was a significant level of uncertainty regarding the Company's ability to use these assets internally or to sell the assets to its customer base. On April 30, 2002, the original equipment manufacturer, IBM, announced they were discontinuing production of this equipment and would no longer provide underlying support and maintenance after December 31, 2007. While management made concerted efforts to sell this inventory since the acquisition date, the "end of life" announcement by IBM had a material adverse impact on various sales channels the Company was pursuing. When the IBM announcement was made, management had already begun to evaluate the potential utility this inventory would provide if deployed internally. The analysis of the potential benefits that could be generated by internal deployment of this inventory was completed in July 2002, but contained a significant amount of uncertainty and risk. Other factors considered by management in making the impairment determination were the historically long sale cycles for this type of equipment and reduced overall capital expenditure forecasts within the Company's customer base.

        Based on the above factors, and the significant level of uncertainty that exists regarding the utility and market value of this equipment, the Company determined that the fair market value was minimal and limited to the value of the software licenses acquired as part of the inventory purchase. As a result, the Company wrote off the entire remaining balance of the inventory.

NOTE 7—LINE OF CREDIT AMENDMENT AND TERM LOAN

        On September 26, 2002 the Company renegotiated its revolving line of credit with GE Capital to increase maximum borrowing availability from $15 million to $20 million and to reduce the interest rate from prime plus 2.0% to prime plus 1.5%. Maximum borrowing availability may not exceed the lower of: (i) $20 million; or (ii) 85% of eligible accounts receivable, as defined in the line of credit agreement. The interest rate was 6.25% as of September 30, 2002. The line of credit matures on July 31, 2004 and is collateralized by accounts receivable and certain other assets. As of September 30, 2002, $8 million was outstanding on the line of credit and an additional $1.8 million was available for future borrowings. On October 4, 2002 the Company repaid $3 million of the outstanding line of credit balance and had approximately $6.5 million available for future borrowing.

        On September 30, 2002 the Company also secured a term loan for $3.0 million with GE Capital. The interest rate on this term loan is equal to the prime rate plus 1.5% per annum. The $3 million term loan does not factor into the Company's maximum borrowing capability on the revolving line of credit of $20 million. Payments on the term loan, consisting of 1/36th of the principal and accrued interest, began on November 1, 2002 and continue monthly through the date of the last payment, October 1, 2005.

NOTE 8—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate can be made. The Company is required to adopt SFAS 143 in fiscal year 2003. The Company does not believe that SFAS 143 will have a material impact on its prospective financial statements.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"),"Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 applies to recognized long-lived assets of an entity to be held and used or to be disposed of and does not apply to goodwill, intangible assets not being amortized, financial instruments and deferred tax assets. SFAS 144 requires an impairment loss to be recorded for assets to be held and used when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. An asset that is classified as held for sale shall be recorded at the lower of its carrying amount or fair value less cost to sell. Although no adjustments were made in the nine months ended September 30, 2002 as a result of SFAS 144, the Company believes that SFAS 144 may have a prospective effect on its financial statements in the determination of impairment charges and presentation of any future dispositions of business components.

        In April 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements"; SFAS 145 also rescinds SFAS No. 44, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002; the provisions related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002; all other provisions of SFAS 145 shall be effective for financial statements issued on or after May 15, 2002. Early adoption of SFAS 145 is encouraged. The adoption of SFAS 145 has not had, nor does the Company believe it will have, a material impact on its current or prospective financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading provider of solutions that manage and deliver mission-critical information for telecommunications providers and public safety organizations. Our customers include incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), wireless carriers and state and local governments in North America. We manage the data that enables a 9-1-1 call to be routed to the appropriate public safety agency with accurate and timely information about the caller's originating telephone number and location. We also provide 9-1-1 supporting hardware and software technology. A number of telecommunications companies manage their 9-1-1 infrastructure with our hardware and software systems. In addition, public safety answering points (PSAPs) across the nation use our Palladium® call center and data-management systems to receive and respond to wireline and wireless E9-1-1 calls.

        We generate the vast majority of our revenue from four of our five segments, or "business units." ILEC, CLEC, Wireless and Direct. The revenue from these business units is derived from monthly data management services, maintenance, sales of systems and new products and professional services. The Corporate business unit captures costs that are not directly related to the other business units, but does generate a small amount of revenue from our new IntelliBaseSM NRLLDB service.

        The following table represents revenue amounts and percentages by business unit:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Revenue		Percent		Revenue		Percent
	2002	2001	2002	2001	2002	2001	2002	2001
ILEC	$14,458	$12,061	53%	57%	$40,351	$29,794	52%	57%
CLEC	3,678	3,707	13%	18%	11,782	10,201	15%	19%
Wireless	6,722	3,022	25%	14%	17,778	7,463	23%	14%
Direct	2,400	2,216	9%	11%	7,873	5,056	10%	10%
Corporate	94	—	—%	—%	191	—	—%	—%

Total	$27,352	$21,006	100%	100%	$77,975	$52,514	100%	100%

        Our expense levels are based in significant part on our expectations regarding future revenue. Certain components of our revenue are difficult to forecast because the market for our services is evolving rapidly and the length of our sales cycle, along with the size and timing of significant customer contracts, varies substantially. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected changes in operations.

Critical Accounting Policies and Estimates

        Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. While preparing these financial statements, we made estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventory, intangible assets, capitalized software costs, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition:    In accordance with SAB 101 and SOP No. 97-2, our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

  •
  persuasive evidence of an arrangement exists;

  •
  the price is fixed or determinable;

  •
  delivery has occurred or services have been rendered; and

  •
  collectibility is reasonably assured.

        The majority of our revenue is derived from long-term contracts with our customers and is recognized ratably over the term of the contract as services are performed. We also sell software enhancements and professional services to our customer base which may not be subject to deferral under SAB 101. For the three months and nine months ended September 30, 2002, we recognized $3.1 million and $9.4 million, respectively, in revenue from the sale of software enhancements and licenses, and professional services that were not deferred under SAB 101.

        Allowances:    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, additional allowances may be required. The allowance as of September 30, 2002 was $659,000, up from $328,000 at December 31, 2001, $334,000 at September 30, 2001 and $440,000 at June 30, 2002. The increases are primarily attributable to bankruptcy filings by some of our CLEC customers, most notably WorldCom. The accounts receivable balance for these CLEC customers at September 30, 2002 was approximately $1.0 million, with approximately $700,000 considered "pre-petition" (or pre-bankruptcy filing) amounts. As discussed further in the "Liquidity and Capital Resources—Assessment of Future Liquidity" section, we believe that we are adequately reserved for potential bad debts that may arise from these customers as of September 30, 2002. We continue to receive timely payment from WorldCom for post-petition invoices and are pursuing various strategies for collection of the pre-petition invoices that remain outstanding. If we are not successful in collecting the pre-petition amounts from WorldCom, and our allowance for doubtful accounts proves to be inadequate, profitability of future periods could be adversely affected.

        Software Capitalization:    We capitalize certain software development costs related to significant new product offerings after technological feasibility is established and prior to general release or availability. Capitalization of software requires judgment in determining when a project has reached the technological feasibility phase and when it is available for general release and its intended use. We capitalized $2.8 million and $8.0 million in additional development costs in the three months and nine months ended September 30, 2002, respectively. The costs related primarily to our ongoing efforts to develop new services, such as IntelliBaseSM NRLLDB, Mobile Positioning Center ("MPC"), and other major software initiatives. Beginning in October 2002, several large software products, including NRLLDB and MPC, reached general availability or were ready for their intended use and will begin to be amortized. Other major products will be completed prior to the end of 2002 as well. The estimated amortization expense of these products will have a significant impact on operating expenses going forward. The net realizable value ("NRV") of all software projects is reviewed on a quarterly basis and may result in significant write-offs if the expected NRV does not support the amounts capitalized on the balance sheet.

        Deferred Tax Assets:    Management believes that, based on all available evidence, it continues to be more likely than not that Deferred Tax Assets of $4.1 million, net of valuation allowance, will be realized. The majority of Deferred Tax Assets relates to available NOL and credit carry-forwards. There can be no assurance that the Company will generate taxable income or that all of its NOL carry-forwards will be utilized. As additional evidence becomes available, the Company will continue to re-evaluate its estimates and judgments related to the recoverability of Deferred Tax Assets and corresponding valuation allowance as required by FAS 109.

Discussion of Operating Results

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Total Company

  Revenue

        Total revenue increased $6.4 million, or 30%, from $21.0 million in the three months ended September 30, 2001 to $27.4 million in the three months ended September 30, 2002. This increase is primarily attributable to:

  •
  A $2.4 million increase in ILEC revenue, from $12.1 million in the three months ended September 30, 2001 to $14.5 million in the three months ended September 30, 2002, due to additional software enhancements sold to customers along with an increase in maintenance revenue.

  •
  A $3.8 million increase in Wireless revenue, from $3.0 million in the three months ended September 30, 2001 to $6.8 million in the three months ended September 30, 2002, primarily due to an increase in cell sites under management, from 13,729 in the three months ended September 30, 2001 to 42,119 in the three months ended September 30, 2002, as well as the sale of additional software enhancements.

Approximately $600,000 of the revenue increase (discussed above) related to retroactive billings of cumulative maintenance increases and NRE fees.

  Costs

        Total costs increased 1%, or $200,000, $22.9 million in the three months ended September 30, 2001 to $23.1 million in the three months ended September 30, 2002, representing 109% and 84% of total revenue, respectively. The improvement in the relationship between costs and revenue reflects our ability to leverage our existing resources to support new revenue streams without adding significant costs. This increase in costs is primarily attributable to:

  •
  $300,000 in direct costs associated with increased headcount and other operating expenses for the delivery of services to our increased subscriber base.

  •
  $400,000 of additional sales and marketing expense related to new product promotions, increased headcount and public relations charges.

  •
  $300,000 of increased corporate general and administrative costs primarily due to additional investments in infrastructure and personnel, increased insurance costs, and duplicate lease costs as we near completion of the move to a new facility in Longmont, Colorado.

        These increases were partially offset by a $700,000 reduction in research and development costs. During the three months ended September 30, 2002, we capitalized more software development costs after determining that the related product offerings, such as NRLLDB and MPC, had reached technological feasibility.

  Net Income (Loss)

        Net income (loss) increased by $6.1 million, from a net loss of $2.2 million in the three months ended September 30, 2001 to net income of $3.9 million in the three months ended September 30, 2002, primarily due to:

  •
  A $700,000 reduction of expenses in the three months ended September 30, 2002 attributable to the Corporate business unit, primarily due to a reduction in research and development.

  •
  A $1.7 million increase in ILEC net income, from $4.8 million in the three months ended September 30, 2001 to $6.5 million in the three months ended September 30, 2002, attributable to our ability to leverage operating expenses against increased sales.

  •
  A $3.2 million increase in net income in our Wireless business unit, from a loss of $921,000 in the three months ended September 30, 2001 to net income of $2.3 million in the three months ended September 30, 2002, primarily attributable to our ability to deploy additional cell sites and generate sales of higher margin enhancements. Gross margins improved from negative 6% in the three months ended September 30, 2001, to positive 51% in the three months ended September 30, 2002.

  •
  A $339,000 reduction in the operating loss in our Direct business unit, from an $834,000 operating loss in the three months ended September 30, 2001 to a $495,000 operating loss in the three months ended September 30, 2002. Gross margins improved in the three months ended September 30, 2002 to positive 18%, from a negative 5% in the three months ended September 30, 2001, due to operational efficiencies realized with delivery of services to the State of Texas and additional sales of systems and enhancements to our PSAP customer base at higher gross margins than those derived from ongoing maintenance contracts.

ILEC Business Unit

        Revenue increased 20%, from $12.1 million in the three months ended September 30, 2001 to $14.5 million in the three months ended September 30, 2002, representing 57% and 53% of total company revenue, respectively. The $2.4 million increase is due to software enhancements sold to customers, as well as increased maintenance revenues. During the third quarter, we recorded approximately $260,000 of revenue related to retroactive billings of cumulative maintenance increases.

        Direct costs increased 10%, from $6.0 million in the three months ended September 30, 2001 to $6.6 million in the three months ended September 30, 2002, representing 50% and 46% of ILEC revenue, respectively. The $600,000 increase is primarily due to an increase in maintenance expenses related to the database division and additional investments in support personnel to accommodate revenue growth. ILEC direct costs, as a percentage of revenue, decreased due to higher margins realized on the sale of software enhancements and operational efficiencies realized through integration of support functions.

        Net income increased $1.7 million, from $4.8 million in the three months ended September 30, 2001 to $6.5 million in the three months ended September 30, 2002. Gross margins increased from 50% in the three months ended September 30, 2001 to 54% in the three months ended September 30, 2002, primarily due to an increase in sales of software enhancements that generate higher margins.

CLEC Business Unit

        Revenue remained flat at $3.7 million for the three months ended September 30, 2002 and the three months ended September 30, 2001, representing 13% and 18% of total Company revenue, respectively.

        Direct costs decreased 14%, from $1.4 million in the three months ended September 30, 2001 to $1.2 million in the three months ended September 30, 2002, representing 38% and 32% of CLEC revenue, respectively. Direct costs, as a percentage of revenue, decreased due to operational efficiencies gained during the quarter.

        General and administrative costs increased from $98,000 during the three months ended September 30, 2001 to $292,000 during the three months ended September 30, 2002. This increase is primarily due to additional bad debt expenses associated with the financial uncertainty of specific CLEC customers, most notably WorldCom.

Wireless Business Unit

        Revenue increased 123%, from $3.0 million in the three months ended September 30, 2001 to $6.7 million in the three months ended September 30, 2002, representing 14% and 25% of total Company revenue, respectively. Wireless revenue increased due to the number of cell sites under management and sales of enhancements for new and existing products. Also, during the third quarter, we recorded approximately $350,000 of revenue related to retroactive billings of NRE fees.

        We implemented 8,570 new cell sites in the three months ended September 30, 2002 for Phase I Wireless E9-1-1 services, a 94% increase over the 4,427 cell sites deployed in the same period a year ago. As of September 30, 2002, 42,119 cell sites had been implemented, compared to 13,729 at the same time last year, a 207% increase.

        Direct costs increased 3% from $3.2 million in the three months ended September 30, 2001 to $3.3 million in the three months ended September 30, 2002, representing 107% and 53% of Wireless revenue, respectively. The $100,000 increase is due to the hiring of additional staff to implement subscriber services and increased systems maintenance and telephone line costs to accommodate growth. Wireless direct costs, as a percentage of revenue, decreased due to economies of scale associated with the increased number of subscribers and higher margins on sales of new products.

        Sales and marketing expenses increased 50%, from $633,000 in the three months ended September 30, 2001 to $950,000 in the three months ended September 30, 2002, representing 21% and 14% of Wireless revenue, respectively. This increase is due to the hiring of additional product management and sales personnel to facilitate growth.

        General and administrative costs increased from $93,000 during the three months ended September 30, 2001 to $185,000 during the three months ended September 30, 2002. This increase is due to the addition of finance positions within the business unit along with increased managerial costs.

        Net income (loss) increased from a loss of $921,000 in the three months ended September 30, 2001 to income of $2.3 million in the three months ended September 30, 2002. Gross margins improved from a negative 6% in the three months ended September 30, 2001, to positive 51% in the three months ended September 30, 2002 due to an increase in recurring monthly revenue from additional cell site implementations for Phase I Wireless E9-1-1 services and sales of enhancements and professional services at higher margins.

Direct Business Unit

        Revenue increased 9%, from $2.2 million in the three months ended September 30, 2001 to $2.4 million in the three months ended September 30, 2002, representing 11% and 9% of total company revenue, respectively. Direct revenue increased due to additional deployments of IntelliCastSM services along with an increase in maintenance and systems revenue related to the call handling division acquired in the LPSS transaction. The IntelliCastSM subscriber base grew to 5.3 million at September 30, 2002, from 2.3 million at September 30, 2001.

        Direct costs decreased 13%, from $2.3 million in the three months ended September 30, 2001 to $2.0 million in the three months ended September 30, 2002, representing 105% and 83% of Direct revenue, respectively. Costs decreased primarily due to reductions in software engineering costs. Direct costs, as a percentage of revenue, decreased due to higher margins on maintenance and systems revenue and operational efficiencies realized with the delivery of services to the State of Texas.

        General and administrative costs increased from $57,000 during the three months ended September 30, 2001 to $348,000 during the three months ended September 30, 2002. This increase is due to the addition of a finance position within the business unit during 2002 as well as increased managerial costs.

        Net loss decreased 41%, from $834,000 in the three months ended September 30, 2001 to $495,000 in the three months ended September 30, 2002. Gross margins improved in the three months ended September 30, 2002 to positive 18%, from a negative 5% in the three months ended September 30, 2001, due to the sales of systems at higher gross margins.

Corporate Business Unit

        The Corporate business unit realized $94,000 of revenue in the three months ended September 30, 2002 primarily from sales of IntelliBaseSM NRLLDB services.

        Direct costs increased from $0 in the three months ended September 30, 2001 to $313,000 in the three months ended September 30, 2002 due to staffing and data acquisition costs associated with the launch of IntelliBaseSM NRLLDB services.

        General and administrative expenses decreased 7%, from $4.6 million in the three months ended September 30, 2001 to $4.3 million in the three months ended September 30, 2002. Total general and administrative costs, as a percentage of total company revenue, decreased from 22% to 16% in the three months ended September 30, 2001 and September 30, 2002, respectively. Corporate general and administrative expenses decreased due to a reduction in our goodwill amortization expense of $600,000, offset by expenses related to expansion of our new operating facility as well as increases in insurance costs. As discussed in Note 5 of the Notes to Consolidated Financial Statements, we no longer amortize goodwill as of January 1, 2002 in accordance with SFAS 142.

        Research and development decreased 54%, from $1.2 million in the three months ended September 30, 2001 to $554,000 in the three months ended September 30, 2002, representing 6% and 2% of total company revenue, respectively. This decrease is primarily due to an increase in the amount of costs capitalized that were associated with efforts on major software development initiatives for new product offerings that reached technological feasibility.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Total Company

  Revenue

        Total revenue increased $25.5 million, or 49%, from $52.5 million in the nine months ended September 30, 2001 to $78.0 million in the nine months ended September 30, 2002. This increase is primarily attributable to the following:

  •
  ILEC revenue increased by $10.6 million, from $29.8 million in the nine months ended September 30, 2001 to $40.4 million in the nine months ended September 30, 2002. Integration of the LPSS business, which we acquired in May 2001, accounted for $8.0 million of the increase, with the balance coming from additional sales of platform enhancements.

  •
  CLEC revenue increased by $1.6 million, from $10.2 million in the nine months ended September 30, 2001 to $11.8 million in the nine months ended September 30, 2002, due to an increase in the number of subscribers from 8.4 million to 9.2 million.

  •
  Wireless revenue increased by $10.3 million, from $7.5 million in the nine months ended September 30, 2001 to $17.8 million in the nine months ended September 30, 2002, primarily due to an increase in cell sites under management from 13,729 to 42,119.

  •
  Direct revenue increased by $2.8 million, from $5.1 million in the nine months ended September 30, 2001 to $7.9 million in the nine months ended September 30, 2002. Activity from the LPSS acquisition, including sales of systems and ongoing maintenance to PSAPs, accounted for $2.4 million of the increase, with the balance attributable to sales of our IntelliCastSM Target Notification services (formerly known as EWE®).

  •
  Corporate revenue increased from $0 in the nine months ended September 30, 2001 to $191,000 in the nine months ended September 30, 2002. This increase is primarily due to sales of IntelliBaseSM NRLLDB services, our new commercial data management offering.

  Costs

        Total costs increased 26%, or $15.8 million, from $60.0 million in the nine months ended September 30, 2001 to $75.8 million in the nine months ended September 30, 2002, representing 114% and 97% of total revenue, respectively. This increase is primarily attributable to the following:

  •
  $7.3 million of expenses related to the integration of the LPSS acquisition and direct operating costs, such as salaries, retention bonuses and maintenance expenses for subcontracted services provided by third-party vendors.

  •
  $2.5 million of additional sales and marketing expenses related to new product promotions, increased headcount, increased participation in national trade shows and public relations charges.

  •
  A $2.9 million increase in corporate general and administrative costs related to additional infrastructure and personnel, increased insurance costs, the lease for our new facility in Longmont, Colorado and increased payouts of corporate incentive bonuses to eligible employees.

  •
  A $4.7 million asset impairment incurred after we determined that the net book value of the inventory we purchased in the LPSS acquisition exceeded its current market value.

These increases were partially offset by a $1.2 million reduction in research and development costs. During the nine months ended September 30, 2002, we capitalized certain software development costs after determining that the related offerings had reached technological feasibility.

  Net Income (Loss)

        Net income (loss) increased by $9.1 million, from a net loss of $7.7 million in the nine months ended September 30, 2001 to net income of $1.4 million in the nine months ended September 30, 2002, primarily due to:

  •
  A $6.7 million increase in ILEC net income, from $10.4 million in the nine months ended September 30, 2001 to $17.1 million in the nine months ended September 30, 2002, which included an increase of $4.2 million of net income related to the LPSS database division and $2.5 million attributable to higher margins on increased sales.

  •
  A $1.1 million increase in CLEC net income, from $4.5 million in the nine months ended September 30, 2001 to $5.6 million in the nine months ended September 30, 2002, primarily due to a $1.6 million increase in CLEC revenue at a 65% gross margin.

  •
  A $6.5 million increase in Wireless net income (loss), from a loss of $2.6 million in the nine months ended September 30, 2001 to net income of $3.9 million in the nine months ended September 30, 2002. Gross margins improved from a negative 10% in the nine months ended September 30, 2001, to positive 42% in the nine months ended September 30, 2002 due to an increase in recurring monthly revenue generated from additional cell site implementations for Phase I Wireless E9-1-1 services and sales of enhancements and professional services at higher margins.

  •
  A $1.4 million reduction in the operating loss in our Direct business unit, from a $2.7 million operating loss in the nine months ended September 30, 2001 to a $1.3 operating loss in the nine months ended September 30, 2002. Gross margins improved in the nine months ended September 30, 2002 to positive 16%, from negative 21% in the nine months ended September 30, 2001, due to the integration of the LPSS call handling division and resulting sales of systems to customers at higher gross margins.

        These benefits were partially offset by:

  •
  A $4.7 million asset impairment charge related to inventory purchased as part of the May 2001 LPSS acquisition.

  •
  $2.0 million of additional expense in the Corporate business unit related to increased headcount to support operations, increased rent and leasehold improvements related to our new operating facility, as well as intangibles that continue to be amortized as part of the LPSS acquisition.

ILEC Business Unit

        Revenue increased 36%, from $29.8 million in the nine months ended September 30, 2001 to $40.4 million in the nine months ended September 30, 2002, representing 57% and 52% of total company revenue, respectively. Approximately $8.0 million of this increase is attributable to the acquisition and successful integration of the LPSS database division, as well as sales of enhancements.

        Direct costs increased 16%, from $16.4 million in the nine months ended September 30, 2001 to $19.0 million in the nine months ended September 30, 2002, representing 55% and 47% of ILEC revenue, respectively. The $2.6 million increase is primarily due to the addition of staff in conjunction with the LPSS acquisition, increases in maintenance expenses related to LPSS's database division and additional investments in support personnel to accommodate sales growth from new and existing customers. ILEC direct costs, as a percentage of revenue, decreased due to higher margins realized on the sale of software enhancements.

        Sales and marketing expenses increased 38%, from $2.6 million in the nine months ended September 30, 2001 to $3.6 million in the nine months ended September 30, 2002, representing 9% of ILEC revenue for both periods. This increase is due to the addition of new employees in conjunction with the LPSS acquisition and internal expansion in other ILEC sales and marketing departments to accommodate growth.

        General and administrative costs increased from $404,000 during the nine months ended September 30, 2001 to $627,000 during the nine months ended September 30, 2002. This increase is due to the addition of a finance position within the business unit during 2002 as well as increased managerial costs.

        Net income increased 64%, from $10.4 million in the nine months ended September 30, 2001 to $17.1 million in the nine months ended September 30, 2002. This increase included a $4.2 million increase in net income related to our acquisition of LPSS's database division and $2.5 million attributable to our ability to leverage operating expenses against increased sales. Gross margins increased from 45% in the nine months ended September 30, 2001 to 53% in the nine months ended September 30, 2002, primarily due to higher margins on sales of software enhancements to new and existing customers.

CLEC Business Unit

        Revenue increased 16%, from $10.2 million in the nine months ended September 30, 2001 to $11.8 million in the nine months ended September 30, 2002, representing 19% and 15% of total company revenue, respectively. CLEC revenue increased primarily as a result of an increase in the number of records under management for new and existing customers, which increased 10% from 8.4 million at September 30, 2001 to 9.2 million at September 30, 2002.

        General and administrative costs increased from $266,000 during the nine months ended September 30, 2001 to $722,000 during the nine months ended September 30, 2002. This increase is due to the addition of a finance position within the business unit, increased managerial costs and additional bad debt expenses associated with the financial uncertainty of specific CLEC customers.

        Net income increased 24%, from $4.5 million in the nine months ended September 30, 2001 to $5.6 million in the nine months ended September 30, 2002, primarily due to a $1.6 million increase in CLEC revenue at a 65% gross margin.

Wireless Business Unit

        Revenue increased 137%, from $7.5 million in the nine months ended September 30, 2001 to $17.8 million in the nine months ended September 30, 2002, representing 14% and 23% of total company revenue, respectively. Wireless revenue increased due to an increase in the number of cell sites under management and fees received for new products. We implemented 23,170 new cell sites in the nine months ending September 30, 2002 for Phase I Wireless E9-1-1 services compared to the 9,227 cell sites deployed in the same period a year ago, a 151% increase.

        Direct costs increased 26%, from $8.2 million in the nine months ended September 30, 2001 to $10.3 million in the nine months ended September 30, 2002, representing 109% and 58% of Wireless revenue, respectively. The $2.4 million increase is due to the hiring of additional staff to increase the implementation rate for subscriber services and increased systems maintenance and telephone line costs to accommodate growth. Wireless direct costs, as a percentage of revenue, decreased due to economies of scale associated with the increase in cell sites under management.

        Sales and marketing expenses increased 81%, from $1.6 million in the nine months ended September 30, 2001 to $2.9 million in the nine months ended September 30, 2002, representing 21% and 16% of Wireless revenue, respectively. This increase is due to the hiring of additional product management and sales personnel to facilitate growth.

        General and administrative costs increased from $200,000 during the nine months ended September 30, 2001 to $656,000 during the nine months ended September 30, 2002. This increase is due to the addition of finance positions in 2002 and increased managerial costs.

        Net income (loss) increased from a loss of $2.6 million in the nine months ended September 30, 2001 to income of $3.9 million in the nine months ended September 30, 2002. Gross margins improved from a negative 10% in the nine months ended September 30, 2001 to positive 42% in the nine months ended September 30, 2002 due to an increase in recurring monthly revenue from additional cell site implementations for Phase I Wireless E9-1-1 services and sales of enhancements and professional services at higher margins.

Direct Business Unit

        Revenue increased 55%, from $5.1 million in the nine months ended September 30, 2001 to $7.9 million in the nine months ended September 30, 2002, representing 10% of total company revenue for both periods. Direct revenue increased due to sales of enhancement services, IntelliCastSM revenues, and approximately $2.4 million from maintenance and systems revenue related to the call handling division acquired in the LPSS transaction. The Texas subscriber base grew to 7.4 million in 2002, a 4% increase from September 30, 2001. The IntelliCastSM subscriber base grew to 5.3 million as of September 30, 2002 from 2.3 million as of September 30, 2001, a 131% increase.

        Direct costs increased 8%, from $6.1 million in the nine months ended September 30, 2001 to $6.6 million in the nine months ended September 30, 2002, representing 120% and 84% of Direct revenue, respectively. Costs increased due to the hiring of additional personnel associated with a larger subscriber base in Texas and our new IntelliCastSM contracts. Direct costs, as a percentage of revenue, decreased due to higher margins on maintenance and systems revenue and operational efficiencies realized with the delivery of services to the State of Texas.

        General and administrative costs increased from $185,000 during the nine months ended September 30, 2001 to $912,000 during the nine months ended September 30, 2002. This increase is due to the addition of a finance position within the business unit during 2002 as well as increased managerial costs.

        Net loss decreased 52%, from $2.7 million in the nine months ended September 30, 2001 to $1.3 million in the nine months ended September 30, 2002. Gross margins improved in the nine months ended September 30, 2002 to positive 16%, from a negative 21% in the nine months ended September 30, 2001, due to sales of systems at higher gross margins and operational efficiencies associated with the delivery of ongoing maintenance services.

Corporate Business Unit

        The Corporate business unit realized $191,000 of revenue in the nine months ended September 30, 2002 primarily from sales of IntelliBaseSM NRLLDB services, a new offering in the commercial data management industry.

        Direct costs increased from $0 in the nine months ended September 30, 2001 to $344,000 million in the nine months ended September 30, 2002, due to headcount growth and data acquisition costs for our new IntelliBaseSM NRLLDB services.

        Sales and marketing expenses increased 29%, from $2.8 million in the nine months ended September 30, 2001 to $3.6 million in the nine months ended September 30, 2002, representing 5% of total company revenue for both periods. The increased expenses are due to investments in additional support personnel, primarily related to the recent launch of our IntelliBaseSM NRLLDB commercial services.

        General and administrative expenses increased 15%, from $11.0 million in the nine months ended September 30, 2001 to $12.7 million in the nine months ended September 30, 2002, representing 21% and 16% of total company revenue, respectively. Corporate general and administrative expenses increased due to personnel increases in corporate support departments and from the LPSS acquisition, as well as increased rent expenses related to our new operating facility that is still under construction.

        An asset impairment charge of $4.7 million was incurred in the nine months ended September 30, 2002, compared to none in the prior year. The impairment resulted from a determination that the net book value of the inventory purchased as part of the LPSS acquisition exceeded its current fair value.

        Research and development decreased 40%, from $3.3 million in the nine months ended September 30, 2001 to $2.0 million, representing 6% and 3% of total company revenue, respectively. This decrease is primarily due to an increase in the amount of capitalized software development costs associated with underlying product offerings that reached feasibility earlier than anticipated.

        Net other expenses increased from $233,000 in the nine months ended September 30, 2001 to $837,000 in the nine months ended September 30, 2002 due to lower interest income from investments and increased interest expense due to increased outstanding debt.

  Balance Sheet Items

        Accounts receivable increased 25%, from $14.6 million at December 31, 2001 to $18.3 million at September 30, 2002. This increase is primarily due to increased monthly billings, specifically in the Wireless business unit. This increase was offset by a $331,000 increase in allowance for doubtful accounts.

        Inventory decreased 91%, from $6.8 million at December 31, 2001 to $619,000 at September 30, 2002. The reduction in inventory was due to the sale of 18 server upgrades to our current customer base, as well as the asset impairment charge of $4.7 million booked in the three months ended June 30, 2002.

        Current Deferred Contract Costs increased 74%, from $1.9 million at December 31, 2001 to $3.3 million at September 30, 2002. This increase is primarily due to equipment costs associated with inventory upgrades sold and delivered to customers but not yet installed at the customer sites.

        Goodwill and Other Intangibles.    The $24.9 million excess of the LPSS purchase price over the estimated fair value of net identifiable assets acquired was allocated to goodwill and other intangibles, including intellectual property and customer contracts. During 2001, we amortized the goodwill and other intangibles using the straight-line method of amortization over their useful lives ranging from three to seven years. As discussed further in Note 5 of the Notes to Consolidated Financial Statements, we no longer amortized goodwill as of January 1, 2002.

        Software Development Costs increased 195%, from $3.9 million at December 31, 2001 to $11.5 million at September 30, 2002. This increase is due to development efforts on significant new product offerings that have met technological feasibility.

        Current liabilities decreased 22%, from $28.0 million at December 31, 2001, to $21.8 million at September 30, 2002. This decrease is primarily a result of the following:

  •
  Other Accrued Liabilities decreased 55%, from $6.4 million at December 31, 2001 to $2.9 million September 30, 2002 primarily a result of payments for previous accruals for maintenance expenses and server upgrades with IBM.

  •
  Payable to Lucent decreased 18%, from $4.4 million at December 31, 2001 to $3.6 million at September 30, 2002 due to $1.2 million quarterly inventory payment made in August 2002.

        Deferred Contract Revenue increased 12%, from $16.9 million at December 31, 2001 to $18.9 million at September 30, 2002 primarily due to an increase in NRE fees and certain enhancement services in which revenue recognition criteria have not yet been met.

Liquidity and Capital Resources

        Since our inception we have funded our operations with cash provided by operations, supplemented by equity and debt financing and leases on capital equipment. As of September 30, 2002, we had approximately $10.5 million in cash and cash equivalents.

        We repaid $3.6 million and $2.6 million of capital lease obligations during the nine months ended September 30, 2002 and 2001, respectively. Additionally, we used $12.7 million and $3.4 million in the nine months ended September 30, 2002 and 2001, respectively, for the purchase of capital assets and leasehold improvements and $8.0 million and $1.6 million for capitalized software development costs in each of those periods, respectively.

        On September 26, 2002, we renegotiated our revolving line of credit, which is available to meet operating needs. Borrowing availability may not exceed the lower of: (i) $20 million; or (ii) 85% of our eligible accounts receivable, as defined in the line of credit agreement. The interest rate on amounts borrowed under the line of credit is equal to the prime rate plus 1.5% per annum, which was 6.25% as of September 30, 2002. The line of credit matures on July 31, 2004 and is collateralized by accounts receivable and certain other assets. As of September 30, 2002, $8.0 million was outstanding and $1.8 million was available. An additional $750,000 is being utilized to satisfy letter of credit obligations. On October 4, 2002, we repaid $3.0 million of the line of credit.

        We also have access to a maximum of $10.5 million through capital lease lines with two entities. The interest rate is equal to the entities' cost of funds plus a profit spread. Each lease schedule is collateralized by the assets that are being leased and is subject to review and approval by the lessor at the time of our application. Each lease has its own termination date, typically 36 months. As of September 30, 2002, we have utilized approximately $8.0 million of the $10.5 million available under our capital lease lines.

        On September 30, 2002, we secured a term loan for $3.0 million from GE Capital, payable in monthly installments through September 1, 2005. The interest rate on this term loan is equal to the prime rate plus 1.5% per annum. The proceeds of this loan were used to purchase certain hardware and software related to the expanded Phase II Wireless service offering.

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

        The actual amount of the Preferred Stock to be issued will be determined after a 24-month contingency period that commenced on June 1, 2001. If Total Revenue, as defined in the purchase agreement, meets or exceeds a maximum threshold of $258 million for that 24-month period, then NVP II is entitled to the full issuance of $32.9 million in Preferred Stock. If Total Revenue is greater than the minimum threshold of $179 million, but less than the maximum threshold of $258 million, NVP II will be entitled to a pro rata issuance of Preferred Stock at a rate of $417,000 for each million dollars of Total Revenue in excess of $179 million. If our Total Revenue is less than or equal to the minimum threshold of $179 million, then we will not be required to issue any Preferred Stock. Over the sixteen-month period beginning on June 1, 2001 and ending on September 30, 2002, we recorded approximately $133.3 million in total company revenue.

        If we sell or dispose of the call handling business during the 24-month contingency period, the minimum and maximum thresholds for the Preferred Stock will be adjusted as follows. First, the minimum revenue threshold will be reduced from $179 million to $161 million. Second, the maximum revenue threshold will be reduced from $258 million to $210 million. Third, the pro rata issuance of

Preferred Stock will be raised from $417,000 for each million dollars of Total Revenue in excess of $179 million to $672,000 for each million dollars of Total Revenue in excess of $161 million.

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

        We must redeem the Preferred Stock, if issued, in the following manner:

  •
  the initial 33% on July 1, 2003, 30 days after the Preferred Stock is issued;

  •
  an additional 33% on June 1, 2004; and

  •
  the remaining 34% on June 1, 2005.

Early redemption is available at our option. Furthermore, if we sell securities in an underwritten public offering after June 1, 2003, we must use 25% of the gross proceeds to redeem any outstanding Preferred Stock. If we meet the revenue targets described above and are required to issue and subsequently redeem Preferred Stock, our liquidity may be adversely affected and the market value of our common stock may decline.

  Assessment of Future Liquidity

        In the fourth quarter of 2002, we anticipate that we may spend between $1.0 million and $2.0 million for software development, and between $1.0 million and $2.0 million on capital assets and leasehold improvements which are primarily related to the move of our corporate headquarters to a new facility by the end of 2002.

        We expect to invest in five major and several smaller software development efforts during 2002. The five major projects include: the IntelliBaseSM NRLLDB project, two major location-based services projects for the Wireless business unit, IntelliCastSM, a major commercial ILEC business unit project and an effort to enhance our geographic information systems database.

        Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fund our operations through the end of 2003. In making this assessment, we have considered:

  •
  our consolidated cash and cash equivalents of $10.5 million as of September 30, 2002;

  •
  the availability of additional funding under our revolving line of credit facility;

  •
  the anticipated level of capital expenditures through the end of 2003;

  •
  presently scheduled debt service requirements through the end of 2003; and

  •
  our expectation of realizing positive cash flow from operations through the end of 2003.

        The availability of borrowings under our line of credit facility and lease line of credit are subject to certain conditions and limitations and require us to maintain compliance with specified operating and financial covenants or ratios. While we were in compliance with all covenant ratios at September 30, 2002, there can be no assurance that we will continue to be able to maintain compliance with these ratios over time, especially if our debt borrowings increase or our operating results are not sufficient to cover our fixed financing payments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk to the extent that United States interest rates change. This exposure is directly related to our normal operating and funding activities. The interest payable on our line of credit is determined based on the prime rate plus 1.5% per annum, and, therefore, is affected by changes in market interest rates. Interest rates on our capital lease lines are dependent on interest rates in effect at the time the lease line is drawn upon. Total liabilities outstanding at September 30, 2002 under the line of credit and capital lease lines were approximately $19.0 million. Based on amounts borrowed as of September 30, 2002, we would have a resulting decline in future annual earnings and cash flows of approximately $190,000 for every 1% increase in prime lending rates. We have no plans to use derivative instruments or engage in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

        Management, including our chief executive officer and chief financial officer, have reviewed and evaluated the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on this review and evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. In addition, there have been no significant changes in the Company's internal controls or in factors that could significantly affect these controls, subsequent to the date the chief executive officer and chief financial officer completed their evaluation.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

Exhibit Number	Description
3.01	Restated Certificate of Incorporation.
10.01	Second Amendment to General Electric Loan and Security Agreement, dated September 26, 2002.

  (b)
  Reports on Form 8-K.

  (1)
  On July 31, 2002, we filed an amended Current Report on Form 8-K to provide information about our previously announced change in our independent auditors from Arthur Andersen LLP to PricewaterhouseCoopers LLP.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Date: November 14, 2002

INTRADO INC. a Delaware corporation
By:	/s/ GEORGE K. HEINRICHS
	Name:	George K. Heinrichs
	Title:	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
By:	/s/ MICHAEL D. DINGMAN, JR.
	Name:	Michael D. Dingman, Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

INTRADO INC.

CERTIFICATIONS PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, George K. Heinrichs, certify that:

1.
I have reviewed this Quarterly Report on Form 10-Q of Intrado Inc.;

2.
Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c)
presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ GEORGE K. HEINRICHS
Name:	George K. Heinrichs
Title:	Chief Executive Officer

CERTIFICATION

I, Michael D. Dingman, Jr., certify that:

1.
I have reviewed this Quarterly Report on Form 10-Q of Intrado Inc.;

2.
Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c)
presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ MICHAEL D. DINGMAN, JR.
Name:	Michael D. Dingman, Jr.
Title:	Chief Financial Officer