Form 10-K
period 2002-12-31
INTRADO INC
filed 2003-03-25
CIK 924505

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER: 000-29678

INTRADO INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0796285 (I.R.S. Employer Identification No.)
1601 Dry Creek Drive, Longmont, Colorado (Address of principal executive offices)	80503 (Zip Code)
Registrant's telephone number, including area code:	720-494-5800
Securities registered pursuant to Section 12(b) of the Act:	None.
Securities registered pursuant to section 12(g) of the Act:	Common Stock, par value $.001 per share
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
    Yes ☒ No ☐

        The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2002 and February 28, 2003, based upon the closing sale price of the common stock as reported on the Nasdaq National Market on such dates, was approximately $281,835,000 and $102,462,000, respectively.

        As of February 28, 2003, the Registrant had 15,532,403 shares of common stock outstanding. DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive proxy statement, which will be issued to stockholders in conjunction with the 2003 Annual Meeting of Stockholders, are incorporated by reference in Part III of this Annual Report on Form 10K.

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

  •
  Competition in service, price and technological innovation from entities with substantially greater resources than us;

  •
  Our ability to integrate businesses and assets that we may acquire;

  •
  Constraints on our sales and marketing channels due to the fact that many of our customers compete with each other;

  •
  Our ability to accurately predict and recoup the large amount of up-front expenditures necessary to serve new customers and possible delays in sales cycles;

  •
  Our ability to expand our services beyond our traditional business and into the highly competitive data management industry, such as our proposed IntelliBaseSM National Repository Line Level Database and IntelliCastSM Target Notification services;

  •
  The unpredictable rate of adoption of wireless 9-1-1 services, including further delays in the Federal Communications Commission's mandated deployment of Phase I and Phase II wireless location services;

  •
  The potential for liability claims, including product liability claims relating to our software;

  •
  Technical difficulties and network downtime, including those caused by sabotage or unauthorized access to our systems;

  •
  Developments in telecommunications regulation and the unpredictable manner in which existing or new legislation and regulation may be applied to our business; and

  •
  Developments in governance, accounting and financial regulation and their unpredictable impact on general and administrative expenses.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in this Annual Report on Form 10-K under the caption Item 1. Business—Risk Factors, our other Securities and Exchange Commission filings, and our press releases.

INTRADO INC.
2002 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

ITEM 1. BUSINESS

Overview and History

        Founded in 1979, Intrado is the leading provider of solutions that accurately manage and efficiently deliver certain mission-critical information for use by telecommunications providers and public safety organizations.

        Intrado's core business supports the nation's 9-1-1 emergency response infrastructure for both wireline and wireless networks, thereby allowing public safety officials to respond to calls for help. In the wireline infrastructure, the data we manage is used to enable a 9-1-1 call to be routed to the appropriate Public Safety Answering Point (PSAP). The information provided includes callback data and the caller's location. While allowing the telecommunications carriers to meet state and federal regulatory mandates, this data enables public safety organizations to quickly respond to calls for assistance, anywhere and at anytime, regardless of the caller's location, the device being used, or the technical protocol employed. Our customers include incumbent local exchange carriers (ILECs), competitive local exchange carriers (CLECs), wireless carriers, and a wide variety of state, local, and federal government agencies.

        There are two models for providing Intrado wireline 9-1-1 services: a service model and a license model. Intrado redefined the market for 9-1-1 Operations Support Systems (OSS) by creating the first and largest 9-1-1 service bureau in 1994. In the service model, Intrado houses and maintains the customer's data. The customer outsources virtually all of their 9-1-1 data management operations, including system activation, routine data administration, event transaction processing, and performance management. We receive daily subscriber and coverage updates from our telecommunications customers, in addition to public safety jurisdiction boundary changes from PSAPs. Records with data discrepancies are separated automatically, reviewed, and analyzed by our data integrity team. Clean data is then inserted into the 9-1-1 system.

        In the second model, we provide a licensed software application that allows the carriers to manage the data on their own equipment, at their own facilities, with their own personnel. Customers choosing this option may also benefit from value-added services such as professional evaluations focused on topics that include regulatory compliance, 9-1-1 provisioning processes, and best practices within the industry.

        Today, we directly manage more than 108 million wireline subscriber data records with another 113 million records under customer management with Intrado-provided license software.

        The advent of wireless telecommunications introduced significant new challenges to 9-1-1 service delivery. Because a wireless caller's location is constantly changing, the location of the caller is not as easily identified as the fixed locations of traditional wireline calls. The Federal Communications Commission (FCC) has mandated that wireless E9-1-1 service must be implemented in two phases. Phase I allows the call to be routed to a PSAP that is near the caller and is assigned to handle that area. Phase II requires carriers to locate wireless 9-1-1 callers within more precise location parameters.

        Intrado provides a location-positioning platform to support both Phase I and Phase II deployments. This platform is offered in both service and licensed models. Wireless E9-1-1 implementation continues to rise, with Intrado having the equivalent of 39.7 million wireless subscribers deployed and the equivalent of 81 million wireless subscribers under contract in 2002. Wireless routing data is maintained with the highest possible accuracy and is utilized in the provision of emergency response services throughout North America.

        We invested in the development of our own location platform in 2002. The platform relies on exclusive technology developed, owned, and controlled by Intrado. This new cost effective platform includes a Mobile Positioning Center (MPC) and a Gateway Mobile Positioning Center (GMLC) offering second-generation features currently unavailable from any other single vendor. The MPC and GMLC systems are essential components for the proper routing and processing of a wireless call. We have migrated more than half of our customers from a third-party solution to the new platform. We believe that this move will result in improved customer service and declining long-term operating costs.

        We believe our understanding of critical operations management and engineering of complex systems, integrated data and telephony environments reduces the effort, cost, and time associated with providing reliable information. Although our services and systems are comprehensive and cost-effective, as well as highly reliable and secure, we continue to look for ways to improve in these areas and provide the best products and services possible.

        Traditionally, the products and services Intrado provides have been key components of 9-1-1 and other safety-related applications. We are now looking to apply that experience and domain expertise to the development of innovative enhancements and new offerings in both public safety and commercial areas. One example of this is Intrado's Target Notification systems and services for outbound emergency communications. A second example of this is our implementation of a National Line Level Database. The Alliance for Telecommunications Industry Solutions (ATIS) first identified a need for such a database and issued a "request for proposal" to locate a vendor. Although the database was originally designed to help carriers recover lost revenues due to the inability to identify the owner of a particular telephone line, this application also presents a myriad of possibilities for both the telecommunications industry and the private sector.

        We were incorporated in July 1979 in the State of Colorado under the name Systems Concepts of Colorado, Inc. and reincorporated in September 1993 in the State of Delaware under the name SCC Communications Corp. In June of 1998, we completed an initial public offering and listed our common stock on the Nasdaq National Market.

        We acquired Lucent Public Safety Systems (LPSS) in May 2001. This acquisition gave us access to LPSS's customer base, a highly skilled and experienced staff, and new intellectual property (including a database management system, an automatic location information services adjunct (ALISA), and patent licenses covering access to public safety technology). In June 2001, we changed our name to Intrado Inc.

        In December 2001, Intrado achieved ISO 9001 certification. This certification demonstrates our strong commitment to the quality and continuous improvement of our products, services, and internal processes. The ISO 9001 standard stresses the quality assurance of products and services, the enhancement of customer satisfaction, and continuous improvement in quality management. Recognized worldwide, this certification verifies that Intrado has an effective, documented quality management system in place that gives customers a basis for confidence in the quality of our services.

Industry Background

  Wireline

        Historically, telecommunications carriers in the United States operated in a highly regulated environment, with both local- and long-distance service providers operating as monopolies. The desire for long-distance competition in the 1970s led the government to force the breakup of AT&T in 1984. AT&T split into a competitive long-distance company and seven independent Regional Bell Operating Companies (RBOCs), which offered local service to consumers and businesses and local network access services to long-distance service providers. The Telecommunications Act of 1996 increased competition and encouraged CLECs, long-distance carriers, wireless carriers, and other communications providers to enter local exchange markets. This competition increased the difficulty of tracking the service ownership of and responsibility for a given telephone line. The Telecommunications Act of 1996 also required each RBOC to modify its systems to allow for fair and equal network element access by competitive carriers.

        Competition also caused telecommunications carriers to differentiate their service offerings, improve service quality, decrease time to market, introduce new services, and increase cost efficiencies. In addition to updating their systems to remain competitive, some carriers began to outsource selected functions, such as 9-1-1 OSS services.

        Previously, carriers used closed and proprietary systems to operate their networks. These systems were often mainframe-based and were not compatible with new software such as software that enabled advanced switching capabilities and other technologies that would allow the carrier to offer value-added services.

        Today, carriers need more advanced systems to improve the reliability of their networks, offer improved services, and comply with the regulatory requirements of the Telecommunications Act of 1996. Emerging technologies have enhanced the carriers' ability to provide telecommunications services, manage operations, receive and bill customer orders, and plan and engineer their systems. 9-1-1 is an essential component of the OSS platform requiring close coordination of data and network elements.

        9-1-1 service includes the routing of emergency calls to the appropriate PSAP responsible for dispatching police, fire and other emergency services. Most jurisdictions in the United States now offer enhanced 9-1-1 service (E9-1-1) that provides the wireline caller's street address and callback telephone number to the call handler at the PSAP. When a caller dials 9-1-1, the call is routed through the network and the 9-1-1 data server is queried. The 9-1-1 data servers associate the caller's telephone number with the caller's location and provide the identity of the appropriate primary and secondary PSAP.

        The information in the data servers must be current and accurate for 9-1-1 calls to be properly routed and receive a prompt and accurate response. Each time a telephone subscriber submits a request to update their telephone service; the data must be changed in the 9-1-1 database to reflect this change. These changes include the addition of a second telephone line, a change or update in address information, and changes to subscriber names.

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

        Local exchange carriers are currently required to provide 9-1-1 service. According to the National Emergency Number Association, nearly 91.5 percent of the United States population is covered by some type of 9-1-1 service and approximately 95 percent of that coverage is E9-1-1 service.

  Wireless

        The advent of wireless telecommunications created significant new challenges for 9-1-1 service delivery. Because a wireless caller's location is constantly changing, the location of the caller is not as easily identified as the fixed locations of traditional wireline calls. The Cellular Telephone Information Association estimates that approximately 156,000 9-1-1 calls are made each day from wireless phones. Industry observers estimate that approximately 25 percent of wireless callers are unable to identify the location from which they are calling. Most wireless networks must be modified to route calls accurately to the appropriate PSAP and to provide location information.

        Recognizing the public safety need for improved wireless E9-1-1 services, the FCC issued a report and order in June 1996 mandating implementation of wireless E9-1-1 service in two phases. Phase I requires wireless carriers to provide the PSAP receiving the call with the 9-1-1 caller's telephone number and the location of the cell sector from which the call originated. Phase I allows the call to be routed to a PSAP that is near the caller and is assigned to handle that area. Since April 1998, wireless carriers have been required to comply with the Phase I mandate within six months after a valid PSAP request. Except in states that have passed specific cost recovery legislation, or where carriers and public safety agencies have otherwise agreed, recovery of the carriers' costs is no longer a prerequisite to the carriers' obligation to provide Phase I services.

        Phase II requires carriers to locate wireless 9-1-1 callers within more precise location parameters, as specified by the FCC. Under the FCC rules, wireless carriers were required to declare by October 2000 whether they would use technology in the wireless telephone handset or a network-based solution to locate wireless 9-1-1 callers. The FCC rules included a timeline for implementation that required Phase II service to be available to requesting PSAPs by October 1, 2001. However, on October 5, 2001, the FCC granted a waiver of its Phase II E9-1-1 rules to five of the six nationwide wireless carriers. These wireless carriers asserted that the unavailability of network components and other obstacles prevented them from complying with the October 1, 2001 deadline. The sixth national wireless provider, T-Mobile, also received a Phase II waiver one year earlier, in September 2000.

        The FCC approved, with certain modifications, the alternative deployment schedules proposed by Verizon Wireless, Sprint PCS, and Nextel Communications, for their networks, and by AT&T Wireless Services and Cingular Wireless for the GSM (Global System for Mobile communications) portion of their systems. The delayed Phase II deployment schedules vary by carrier. The six national providers serve more than 75 percent of U.S. mobile phone subscribers.

        The FCC's extensions only apply to initial Phase II milestones. Although all of the carriers are currently planning to meet the final December 31, 2005 deadline for deployment of Phase II services, the FCC issued fines in 2002 to several carriers that failed to meet required deployment schedules.

        The FCC imposed specific reporting requirements to ensure that wireless carriers follow through on providing Phase I and II services. Since February 1, 2002, carriers have been required to file quarterly reports with the FCC. The FCC's Enforcement Bureau is responsible for monitoring carrier deployment schedules and then holding carriers to those schedules. The FCC has announced its intent to take action against companies that fail to meet their milestones.

        In addition to the FCC's mandate, wireless carriers are motivated to implement wireless E9-1-1 services because of increasing pressure from public safety agencies, a desire to improve emergency services, and the fact that the technology required for Phase II service can also be used by wireless carriers to provide other value-added location services to their customers. These services include location-based traffic reporting, emergency roadside assistance, location-based dispatch services, and other services based on the location of the caller.

  Telephone Notification/Call List Services

        We have translated our ability to effectively provide systems and services for inbound public safety data management to managing public safety data for outbound emergency communications, as exemplified by our line of target notification and call list services.

        Notification Services.    We have designed our notification services to rapidly identify, notify, and instruct individuals and first responders in crisis situations. The value to public safety officials is an enhanced ability to manage a crisis at its onset, while in progress, and once resolved.

        Target notification services are built to accept virtually any telephone number (TN) database, but whenever possible, we use the 9-1-1 database because that is the only source that contains all non-listed and non-published numbers in a given service area. Figures vary but in some areas, unlisted numbers alone can account for up to one out of every two records. Our notification services are not premise-based. Customers have no hardware, telephone lines, or databases to purchase, house, or maintain.

        Call List Services.    Call list services are based on telephone number data supplied by the customer. Upon event request, we initiate notification to a predetermined list of telephone numbers. The list contains the name, title, and telephone number (the only required field) of specific individuals to be contacted. Call lists are built and maintained via the Internet. Call lists may contain multiple wireline and wireless telephone numbers for each individual.

  Commercial Database Solutions

        In April 2001, a task force formed by ATIS and the Order and Billing Forum (OBF) issued a "request for proposal" seeking solutions designed to address lost toll revenue issues faced by the telecommunications industry. The task force consisted of OBF funding companies charged with finding a solution to billing issues caused by the introduction of Local Number Portability (LNP). LNP further complicated an existing problem of identifying service providers for circuit-switched calls. The ATIS/OBF task force objective was to minimize the toll revenue lost each month due to the inability to accurately identify service providers for specific telephone numbers.

        The request for proposal solicited vendor proposals for creating a database that would address current industry issues. Intrado submitted a detailed proposal outlining solutions specific to the outstanding issues. In August of 2001, following an exhaustive analysis of several vendor proposals, the ATIS/OBF Task Force selected Intrado over seven other vendors as the solution provider for the services outlined in the RFP. In November 2001, the ATIS/OBF joint committees attempted to reach a consensus for Intrado's selection as the solution provider. Although this attempt was unsuccessful, leading ILECs, CLECs, and inter-exchange carriers (IXCs) expressed strong support for Intrado's proposed solution.

        Although ATIS was unable to provide Intrado the level of support they had intended, they have been supportive of Intrado's decision to work directly with carriers in providing a solution. Intrado formed the National Repository Line Level Database (NRLLDB) Advisory Board to ensure that the best possible solution was made available to all interested parties.

  Other Opportunities

        New technologies have increased the complexity for delivery of public safety services. The expansion of the Internet into homes and the widespread use of wireless Internet devices introduce multiple new points of connectivity. It also creates the potential for enhanced public safety support. Telematics devices, automobile communication devices that are used for location-based services such as traffic reporting and emergency roadside assistance, are entering the market at a rapid pace. The Strategis Group, a Washington D.C. research firm, estimates that there will be more than 11 million domestic telematics subscribers by 2004, generating revenues of $1.7 billion. In addition, telephony products and services based on Internet protocols are becoming common elements of telecommunications infrastructure. Each of these technologies introduces public safety challenges that are not addressed in a significant manner today.

Our Strategy

        Our objective is to be the leading national provider of 9-1-1 OSS and other complementary and synergistic services in both public safety and commercial applications. We focus on developing innovative and automated solutions that provide customers with a comprehensive system for managing large amounts of dynamic subscriber information. Key elements of our strategy include:

        Maintain and Extend Our Leadership Position in the Wireline 9-1-1 Data Management Market. Our systems currently manage more than 221 million wireline subscriber data records out of an estimated 252 million total wireline telephone subscriber records in the United States. We are working to maintain and extend our market leadership in the wireline 9-1-1 OSS services market by adding new service and license customers, increasing the number of subscriber data records under management, enhancing our existing 9-1-1 services, and supporting the evolving telecommunications infrastructure.

        We have 37 contracts to provide 9-1-1 clearinghouse services to CLECs. Under these contracts, we process updates to our CLEC customers' 9-1-1 databases, prepare the data to conform to the ILEC's network requirements and insert the data into the appropriate ILEC's 9-1-1 system. Our services allow CLECs to grow their subscriber bases while minimizing their investment in OSS technology infrastructure and personnel. CLECs receive the benefit of our 9-1-1 service delivery expertise and relationships with PSAPs and other agencies necessary to providing 9-1-1 services. We plan to build upon our position as a neutral, carrier-independent service provider by working cooperatively with newly emerging dial tone providers, including CLECs, fixed-position wireless carriers, and cable television carriers, to increase sales.

        We also provide other 9-1-1 data management value-added products and services, such as local number portability solutions. Local number portability refers to the transfer of a telephone number from one carrier to another when a telephone subscriber chooses to change its local exchange carrier. We initiated a comprehensive Alliance Program in 1999 to partner with OSS providers that provide complementary products to CLECs such as billing and customer care solutions.

        Capitalize on Emerging Wireless Carrier Opportunities.    We have contracts to provide Phase I wireless 9-1-1 services to 24 wireless customers representing approximately 89.2 million subscribers. As of December 31, 2002, we have deployed our wireless 9-1-1 services to approximately 39.7 million live subscribers. There is a significant opportunity to increase our Phase I wireless 9-1-1 penetration by implementing service to a larger portion of the subscribers we have under contract and signing contracts with more wireless carriers. We have also successfully rolled out Phase II wireless services, beginning with the nation's first Phase II deployments in late 2001. The significant growth in the number of wireless telephone users, the FCC mandates, and the increased demand for enhanced wireless service offerings present opportunities for growth in our wireless 9-1-1 services.

        Provide Additional Services.    ILECs, CLECs, and wireless carriers, as well as state and local governmental entities, all seek to apply emerging technologies in response to competitive pressures and regulatory mandates. For example, we have developed off-switch routing capabilities for carriers that have deployed advanced intelligent networks and created local number portability transaction sets in response to the local number portability mandates of the Telecommunications Act of 1996. By using our experience and economies of scale obtained in managing the 9-1-1 OSS infrastructure for multiple carriers, we are well positioned to continue to develop and offer flexible, scalable solutions that allow carriers to cost-effectively support new technological developments and regulatory mandates.

        Develop Applications for New Commercial Products.    By leveraging our core competency of managing dynamic subscriber location information, we believe that we are well positioned to expand into additional markets outside of traditional 9-1-1 OSS services. The rapid introduction of Internet and wireless devices presents public safety challenges that are not addressed today. We believe we can leverage our wireline and wireless call routing, large volume transaction processing, and mission critical networks to provide solutions for these emerging technologies. Continuing changes in the telecommunications market, current legislative initiatives, and the ever-increasing range of technological advances will continue to provide substantial opportunities for growth. In response, we plan to deliver new products and services to the dynamic markets that we serve.

        According to ATIS, complications in data management of telephone records for billing purposes results in revenue losses estimated in excess of one billion dollars annually for carriers. Based on our long-term track record of managing large, volatile databases for the telecommunications customers, we believe that our NRLLDB services will be able to deliver a comprehensive solution to the industry.

  Beyond 9-1-1

        We believe we can leverage our 9-1-1 expertise to provide other data management products and services. The new technologies entering the market, such as wireless location services, the Internet, wireless Internet devices, telematics in automobiles, and Internet protocol-based telephony, present public safety challenges that are not comprehensively addressed today. We believe our expertise in managing large volumes of data, managing geographic call boundaries, and operating mission-critical networks uniquely position Intrado to address this progressing market.

Our Products and Services

        Our products and services offer the following principal features and benefits:

  Focus on Data Integrity

        The accuracy of subscriber records used to identify and provide caller location information is an essential element of 9-1-1 service. Our systems execute more than 60 logical tests to prepare data for use in 9-1-1 operations and to identify data requiring further analysis. Our data integrity teams then research and resolve discrepancies. This need for integrity extends to our target notification and call list applications and our commercial database endeavors.

  Redundancy and Reliability

        We process a large volume of mission-critical transactions using highly reliable and scalable operating platforms. We have more than 35 servers built with multiple layers of redundancy at diverse locations to ensure continued service. The 9-1-1 network that connects our systems to our customers is monitored continuously. Since we launched our 9-1-1 data management services in 1994, our 9-1-1 data integrity infrastructure has provided virtually uninterrupted service to our customers. In addition to our overall corporate disaster recovery program, we provide custom-designed levels of backup and recovery services to meet the varying needs of our many customers. Our new outbound calling platform was designed to be scalable, with redundant functionality to enhance availability.

  Leading-Edge Technology

        We believe we are the technological leader in the 9-1-1 data management services based on our advances in the areas of systems architecture, spatial data management, and advanced network integration. Our products and services are updated regularly to comply with regulatory and industry requirements and to implement advanced solutions. Our innovations include intelligent call routing support, local number portability, data transaction support, technologies that improve 9-1-1 availability, a transaction-based map maintenance system, a spatial coordinate-based E9-1-1 management system, and large-scale Internet applications for E9-1-1.

        We were the first to demonstrate data management support for wireless systems that complied with both Phase I and Phase II of the FCC's June 1996 report and order. We also have developed systems for the use of spatial coordinate data for use in managing and routing non-address specific 9-1-1 calls. We have invested in the development of our own outbound calling platform to support our notification services. We believe that platform ownership will allow us to develop new applications and features.

  Flexible Business Model

        PSAPs generally pay carriers a fixed rate based on the number of subscribers located in a particular PSAP's jurisdiction. Our outsourcing solution allows customers to avoid costly capital expenditures and fix their expenses for 9-1-1 services on a per subscriber basis. In addition, we may customize their service packages both to meet the needs of their subscribers and to comply with regulatory mandates. Alternatively, carriers may elect to license 9-1-1 OSS software directly from us and manage the 9-1-1 data themselves.

  Neutral Solution Providing Equal Access

        When appropriate, we are able to act as a neutral third party to carriers who must access their competitors' systems to provide 9-1-1 service. Where state or local governments choose to control 9-1-1 data management, we can provide equal access to all carriers in the region. As local exchange competition increases, a neutral solution that provides equal access becomes increasingly important.

        A branding campaign early in the year has helped Intrado identify and link its core competencies to strong, definitive solution suites: Our data management software, services and systems are now packaged as IntelliBaseSM; our network transaction offerings are now labeled as IntelliVectorSM; and our notification services are bundled under the name IntelliCastSM. We believe this move will help to define and strengthen our value proposition and allow us to conduct marketing that is more effective.

IntelliBaseSM Offerings—Wireline

        Intrado offers cost-effective outsourcing solutions that cover all aspects of 9-1-1 data management, including system activation, routine data administration, event transaction processing, professional services, and performance management. Our services are secure and reliable and easily interface with an individual carrier's proprietary or open systems. In addition, we license our 9-1-1 OSS software to carriers wishing to maintain in-house control over the delivery of their 9-1-1 services.

  9-1-1 Data Management Services

  Customers: ILECs, CLECs, Independent Operating Companies (IOCs), State of Texas

        Data Management Services ensure that hundreds of millions of complex records are current, accurate, and available on demand. These services encompass the processes that enable a 9-1-1 call to be routed to the appropriate PSAP along with accurate and timely information about the caller's identification, callback number and location. We receive daily service order updates from our telecommunications carrier customers, which reflect changes to subscriber data that can affect 9-1-1 call processing. We also receive updates to boundary and routing data needed to route 9-1-1 calls to the appropriate PSAP. We screen this data for accuracy and analyze and resolve data discrepancies. Certain discrepancies are referred back to the customer for resolution. Screened data is inserted into the 9-1-1 databases. When a 9-1-1 call occurs, it is routed to the 9-1-1 voice switch, which queries our databases. The call is then routed to the appropriate PSAP and the database simultaneously sends the caller's location and call back number with the call. The delivered data enables PSAPs to dispatch personnel and equipment to the emergency.

        We also provide carrier assistance with LNP. The introduction of LNP refers to the need to transfer, or port, a telephone number from one telephone carrier to another when the telephone subscriber chooses to change carriers but wishes to maintain their original telephone number. Intrado provides added value to our customers by helping carriers identify and resolve the complicated issues related to LNP and 9-1-1 processing.

        Our CLEC data management services provide a single point of contact to process and format 9-1-1 data for CLECs and independent telephone companies. These entities may be located in multiple communities that have diverse requirements for delivery of 9-1-1 information. We have the processes and systems in place to deliver the data in communities throughout the United States. CLECs and independent telephone companies electronically transmit subscriber information to us. We then reformat the data to comply with the destination community's local standards, test for detectable errors and deliver the data to the 9-1-1 data systems serving that community. The receiving data systems may be operated by us or by a carrier that does not use our services or products.

        The individual components of our Data Management Services include the following:

        Systems Preparation and Administration.    To begin providing 9-1-1 data management services to our customers, we must collect, organize, review and analyze the data necessary to prepare our systems. Data preparation includes collecting information on PSAP jurisdictional boundaries, performing a full inventory of addresses located in an area and loading the subscriber information into our systems. To improve data quality and consequently 9-1-1 service, our systems execute over 60 automated integrity checks. Our data integrity analysts resolve any data discrepancies and update the databases based on information received from customers and related sources.

        Routine Data Administration.    We receive and automatically process daily service order updates from telecommunications carriers to maintain current data in the 9-1-1 databases. We receive between 200,000 and 250,000 service orders per day. We also receive boundary updates from PSAPs reflecting changes in jurisdictional boundaries for PSAP responses. Boundary updates may include the addition of streets, changes in street names, or other changes that may affect the proper routing of a 9-1-1 call. When we receive a service order update or jurisdiction change, the information received is verified and then distributed throughout Intrado's network of geographically dispersed servers.

        Event Transaction Processing.    When a caller dials 9-1-1 in an area we serve, the call is routed through one of our data servers with a request for information. The server rapidly responds and delivers the caller's location and callback number to the 9-1-1 dispatcher at the PSAP. Our data servers also control the switch that routes the call to the appropriate PSAP.

        Performance Management.    We monitor and report the performance of our service operations by measuring response time, systems availability, data accuracy and error resolution intervals, among other performance measurements. Using these measurements as a basis, we design and implement programs to improve our services continuously.

        Mapping Services.    Traditional mapping services do not provide updated geographic information often enough to ensure the accuracy of data in an emergency. To ensure this accuracy, we maintain a team of geographic information system experts, who work with carriers and public safety officials to document, review and analyze call routing boundaries and specific address information. Our mapping services group uses advanced tools to improve existing mapping information with new and more detailed geographical information for optimal management of 9-1-1 call records. Our mapping services unit also assists in system preparation and quality control programs to ensure that geographical information is current.

        Enhancements to 9-1-1 Data Management Services:    We offer enhancements to our Data Management Services that provide additional features and functions. These add-on services target specific markets and are sold either directly by us or through our customers. Add-on Offerings include: 9-1-1Net, Private Switch ALI (PS/ALI), Address Verification Manager, e-Bonding, and Advanced Error Correction.

        9-1-1Net®.    9-1-1Net is a web-based tool for maintaining the Master Street Address Guide (MSAG) and Automated Location Identification (ALI) databases. Using 9-1-1Net®, users can view live address routing rules, send address updates, review inbound call load, error statistics and ALI discrepancy reports, and receive product updates.

        P S/ALI.    Private telephone switches (PBXs) create a challenge for E9-1-1 operations. When a call is placed from within a PBX, the location of the PBX itself is displayed to a 9-1-1 dispatcher rather than the location of the specific PBX extension. In the case of large facilities such as campuses, hotels and hospitals, emergency response personnel may not have adequate information to determine the location of the caller quickly. PS/ALI allows PBX system managers to create and transmit appropriate data records that identify a caller's precise extension location within a facility.

        Address Verification Manager (AVM).    AVM automatically validates address data and improves the quality of our Street Address Guide (SAG) and Master Street Address Guide (MSAG) data. AVM is a Web-based application that provides a link between a local exchange carrier and us. AVM facilitates automated synchronization between the SAG and MSAG databases and provides a consistent method for resolving address discrepancies.

        e-Bonding.    e-Bonding helps track the success of SOI transactions providing full end-to-end electronic confirmation of each E9-1-1 Transaction. e-Bonding reports help customers confirm records processes by carriers even when Intrado is not the designated ALI database manager. Reports include Daily Errors Corrected Confirmation, Referred Errors, and Outstanding Errors.

        Advanced Error Correction.    Enhanced Error Correction services makes Intrado responsible for identifying specific records that error at the E9-1-1 Service Provider, investigating these errors, and resolving as many of them as possible. Only after Intrado has exhausted all of our options to resolve the error, is the error returned to the customer for follow-up.

  9-1-1 Data Management Systems

  Customers: ILECs, PSAPs

        Data Management Systems includes the hardware and software offerings for Intrado's license products. The software offerings within Data Management Systems include DBMS and ALISA. DBMS is a tool for processing service orders, maintaining MSAG records, and validating service orders. ALISA is a database that uses automated number identification (ANI) to recognize the number of the person calling and associate this number with an address and emergency service number (ESN) in the database. The ESN tells the PSAP the corresponding police, fire, or emergency medical dispatcher associated with the telephone number and address.

        Flexible Palladium Call Handling solutions accommodate both small and mid-size customers with telephone subscriber counts ranging from 2 million TNs to 10 million TNs. A complete line of 9-1-1 PSAP customer premise equipment (CPE) is available offering controllers, printers, and fully integrated TDD (telecommunications devises for the deaf) functionality at every call handling position. This call handling equipment helps increase the speed of 9-1-1 call delivery, increases the information available to the call taker through the switching network, and offers computer control of telephony functions.

        Add-on Offerings include:    9-1-1 Information Manager and Telco Map Server.

        9-1-1 Information Manager.    9-1-1 Information Manager is a software tool for querying the MSAG and TN databases. It is used to help maintain the records within these databases with utilities like MSAG Change Requests and ALI Discrepancy, a workflow approval process. Reports include PSAP call volumes, MSAG changes, SOI processing metrics, and system use. This product is similar to 9-1-1Net but designed for our license customers.

        Telco Map Server.    This is a tool for geo-coding service orders, maintaining graphic MSAG boundaries, validating service order addresses, and updating ALI nodes with TN-XY and XY-ESN data.

  Professional Services.

  Customers: CLECs and IOCs

        These products are designed to help our customers streamline their operations, define and remedy deficiencies, and ensure that the Intrado/customer relationship is efficient and mutually beneficial. Our professional services include 9-1-1 Reconciliation, 9-1-1 Diagnostic Assessment, 9-1-1 Service Agreement Review, 9-1-1 Surcharge Review, and 9-1-1 Training.

        9-1-1 Reconciliation.    The reconciliation process is divided into two steps. The first step synchronizes the customer's TN database with Intrado's transaction services system (TSS) database. The second step synchronizes Intrado's TSS database with the E9-1-1 provider's database with the objective of ensuring data integrity between Intrado's TSS database and the E9-1-1 database provider's database.

        9-1-1 Diagnostic Assessment.    These assessments are conducted by one of Intrado's senior 9-1-1 subject matter experts. The length of the assessment varies depending on the size of the client company and other contributing factors. A confidential report is furnished to the client following the assessment outlining the findings and recommendations.

        9-1-1 Service Agreement Review.    After reviewing the customer's state-level service agreements, ILEC inter-connection agreements, and other agreements with PSAPs and other public safety agencies, we prepare a confidential report outlining our findings and recommendations.

        9-1-1 Surcharge Review.    After reviewing the customer's billing, collection, and remittance methods and procedures, we prepare a confidential report summarizing our findings and recommendations.

        9-1-1 Training.    There are several 9-1-1-based courses offered. One course includes a comprehensive introduction to enhanced 9-1-1, which describes the features of E9-1-1 (such as ALI, selective routing and the associated data and systems that support those features) and roles of different entities in maintaining the E9-1-1 database. Another course provides an in-depth look at the management of 9-1-1 services. Additional topics include 9-1-1 fundamentals, database management, local number portability (LNP), network implementation, and state and community obligations.

IntelliVectorSM Offerings—Wireless

        Wireless carriers are faced with numerous challenges in deploying Phase I and Phase II services. Many carriers need extra resources or additional technical expertise to meet regulatory requirements within specified time frames. To better assist wireless carriers with the technical and procedural details of deploying Phase I and Phase II services, we also offer professional services that provide both deployment and 9-1-1 consulting solutions. These solutions address 9-1-1 data translation, drive testing, and assessment services.

  9-1-1 Transaction Services.

  Customers: Wireless Carriers

        We provide wireless carriers with 9-1-1 services similar to those provided to wireline customers. These services enable the wireless carrier to comply with the FCC's Phase I and Phase II mandates. After a wireless carrier receives an activation request from a PSAP, our program managers develop a plan with the wireless carrier to activate the service they are requesting. This plan includes development of ILEC network interconnections for both data and voice specific to the local wireless network configuration and interface requirements. The program managers develop graphic coverage area maps that are superimposed on current maps of public safety agency boundaries. Routing recommendations can then be made and coordinated with the appropriate PSAP. As a result, 9-1-1 calls are routed to the appropriate PSAP with the callback number and cell location of the caller. Intrado's

Phase I and Phase II services provide an end-to-end wireless transaction solution from the MPC to the PSAP customer premise equipment (CPE) and from the PSAP request for service to the completion of service implementation and beyond.

        Add-on Offerings include:    Coordinate Routing Database (CRDB) Plus, WN/ALI

        CRDB Plus.    This product represents the industry's most comprehensive and accurate PSAP database. PSAP boundaries, including the required Phase II data for over 7,400 PSAPs nationwide, are maintained in Intrado's CRDB. CRDB Plus provides around-the-clock monitoring and a single interface to national and regional ALI servers.

        WN/ALI.    Intrado's WN/ALI service provides a single interface to multiple ALI host providers nationwide. In addition, we can support on-site databases or "standalone ALIs" (SALI) that are not capable of connecting to multiple carriers. Intrado's WN/ALI Services feature real time wireless Phase I and Phase II geographic location data and provide a single network from which local ALI host providers can retrieve accurate, dynamic updates.

  Professional Services

  Customers: Wireless Carriers

        Intrado's wireless professional services provide customers with the opportunity to meet their unique E9-1-1 project management requirements as well as their need to allocate resources effectively.

        Assessment Services.    Assessment Services help carriers understand and prepare for their wireless 9-1-1 deployments by providing a customized report designed to identify and document wireless 9-1-1 (W9-1-1) technical requirements and to give an overview of their current abilities to deploy 9-1-1. Based on an in-depth analysis, Intrado's experts will provide an overview of the local exchange carrier's network infrastructure components, assess trunking capabilities, provide an overview of data translation requirements, review and perform a basic staffing analysis and provide a W9-1-1 system recommendation and process roadmap.

        On-Demand Services.    On-Demand Services give additional choices to carriers that need resource support or need to re-evaluate the W9-1-1 situation of an acquired carrier. Intrado's 9-1-1 experts provide internal processes and procedures documentation, project planning, methods and procedures mapping, and timelines. Intrado also provides an overview of the local exchange carrier's network infrastructure components, staffing analysis recommendations and training and cell site data analysis and recommendations.

        Cost Recovery Services.    Intrado's team of experts continually collect, review, and update cost recovery legislation documentation. We are able to provide the expertise required to help wireless carriers recover their expenses in states that offer cost recovery.

        Drive Testing Service.    Drive Testing Service provides carriers with fully equipped drive testers, test planning tools, test validation worksheets, and troubleshooting/issue resolution. Intrado's team coordinates test schedules, provides testing equipment and works with the appropriate PSAP(s) to ensure successful end-to-end testing. W9-1-1 Drive Testing is available market by market or for an entire region within a carrier's network.

        Translation Service.    Intrado's Translation Service provides carriers with a trusted resource for off-loading the highly specialized task of 9-1-1 translations. Intrado provides an on-site (or dial-up) technical engineer who performs all necessary data switch translations. Intrado currently provides both the actual translation service and comprehensive translation training, which includes a training CD.

  Location Services & Systems

  Customers: Wireless Carriers

        Intrado's wireless professional services provide our customers with the opportunity to meet their unique E9-1-1 project management requirements as well as their need to allocate resources effectively.

        Wireless Gateway Services.    This service features real-time wireless Phase I and Phase II geographic location data. Wireless Gateway Services provides wireless carriers with access to multiple ALI host providers nationwide. This service provides the pull functionality of the E2 interface defined by the TIA/EIA/IS-J-STD-036 from the ALI to the MPC. Intrado provides a single point of connection for an MPC to access a network from which local ALI host providers can retrieve dynamic wireless updates.

        Position Determination Entity (PDE) Hosting Service.    Intrado's PDE Hosting Service gives wireless carriers access to a full-service hosted hardware and software application for their PDE deployments, which are a critical element in Phase II. There are three levels of service that can be customized to meet carriers' needs: market entry, which provides access to a centralized PDE server as well as the necessary application software and engineering expertise for a PDE solution; market deployment, which includes overall system integration, deployment planning and system testing services; and ongoing operations and maintenance to monitor performance, conduct accuracy tests and perform calibration and regression testing.

        Mobile Positioning Center (MPC).    Intrado's MPC provides the flexibility and high level of reliability that wireless carriers require as they deploy emergency and commercial services. Intrado's is engineered to provide the superior availability required for emergency services, thus giving carriers an advanced solution to their Phase II 9-1-1 demands while simultaneously providing a low-cost means of entering the commercial services market for location-based services.

        Gateway Mobile Location Center (GMLC).    Intrado's GMLC is a flexible platform that supports a wireless carrier's need to evolve through the phases of the FCC's mandate for emergency services. By serving as a hub between a wireless network, location determination equipment and the 9-1-1 network, the IntelliVectorSM GMLC helps route 9-1-1 calls and provides call-back number and caller location information to the Public Safety Answering Point (PSAP), as required by the FCC mandate.

IntelliCastSM Offerings

  Telephone Notification/Call List Services

  Customers: Government (Federal/State/Local) and Enterprises

        Our notification and call list services provide the fastest most efficient means of notifying the public and specialized groups during a crisis. Intrado's notification system and services leads the industry in high-volume voice notification. In addition to the rapid delivery of voice messages, the system offers a high level of availability, scalability, reliability, and cost effectiveness. We are also exploring commercial applications of our notification services.

        The idea of public safety officials and police and fire departments using the public telephone system to notify citizens of crisis situations has revolutionized emergency communications services. Although this type of service is new and not yet in widespread use, the need for such a service is being reinforced on a daily basis as more and more rescues and public safety incidents are quickly resolved by the proactive ability to contact and instruct the unsuspecting public. The range of uses for such services is just beginning to be realized. There are two IntelliCastSM notification services; Target Notification and Call List.

  Target Notification

        We began selling our Target Notification product in 1999. Public safety entities use our product to initiate outbound calls to selected areas in the event of potential disasters such as floods, hazardous materials incidents, industrial accidents, localized weather events, and potential public safety issues such as a missing child or suspect at large. IntelliCastSM uses spatially classified location information and up-to-date telephone subscriber data to deliver voice and fax warnings to geographically targeted populations. We are currently researching options for expanding this product into commercial and private sector markets and to include telecommunications devices for the deaf, or TDD.

  Call List

        In 2001, we began selling our Call List system that allows public safety officials to notify key employees and first responders of mission-critical information efficiently and effectively. The service uses the same functionality as our target notification offering but with client-supplied data, and without the spatially classified location information. We are evaluating options for expanding/adapting this product for more commercial and private sector markets.

IntelliBaseSM Services—Commercial Database Solutions—NRLLDB

  Customers: IXCs, ILECs, CLECs, and IOCs

        IntelliBaseSM services are based on Intrado's NRLLDB, which contains line, switch, and company-level information specific to each working telephone number in the North American Dialing Plan. We use this capability to address billing, wireline and wireless LNP, and customer care issues.

        Our NRLLDB service is designed to provide carriers with options for both input providers and subscribers. Input providers can opt to subscribe to NRLLDB at a substantial discount and receive additional incentives, including free reports and the ability to use NRLLDB's data warehousing capabilities. Subscribers can choose either Internet or download access. Internet access provides immediate access to records while download access is available for customers who require full back-office information.

        Although we first introduced NRLLDB in 2002, it is already fulfilling the industry's need for a centralized, highly reliable database. Prior to federal deregulation of the telecommunications industry, it was possible to know which local service provider owned a ten-digit telephone number, simply by examining the first six digits and comparing these to the national Numbering Plan. However, as numerous competing carriers began vying for consumer business, this method for tracing ownership and number assignment became obsolete. We believe that NRLLDB service will meet the information and billing support needs of service providers across the industry.

Service and Product Pricing

        For revenue derived primarily from monthly data management and maintenance services, we typically enter into long-term contracts with our customers, ranging from two to ten years. Within the terms of these contracts, pricing is negotiated based on a variety of factors, including current and expected market conditions, scope of work, value of services provided, and predicted modifications and enhancements.

        For revenue derived from system, new product, and professional services sales, including sales of software enhancements, pricing is primarily based on a competitive proposal and acceptance process that takes into account a variety of factors including our costs to acquire, develop, or produce the related system or software enhancement, recovery of overhead, profit, and the relative value to the customer.

Seasonality

        The timing of our customers' internal capital budgeting processes may occasionally have an impact on our ability to sell new software products and service offerings. As a result, our business and financial results may be affected. Although we do not consider our business to be highly seasonal, we generally experience higher revenue, especially in the area of system and software sales and enhancements, in the second half of the year.

Customers

        We provide our products, services and systems to a range of customers, including IXCs, ILECs, CLECs, wireless carriers, and state and local government agencies. Although we license our software to ILECs and provide 9-1-1 data management services indirectly to over 750 independent telephone companies, we are primarily dependant upon large contracts from a limited number of significant customers. In 2002, approximately 56 percent of our revenue was derived from four customers. See "Risk Factors." Although we intend to expand our customers to include potential purchasers of our call notification services and commercial database products such as NRLLDB, there is no assurance that we will succeed.

        Historically, we have entered into contracts with carriers and their affiliates to provide services to some or all of the carrier's operating entities, and we have contracts that govern the licensing of our proprietary software. We currently have four revenue generating segments. Following is a partial list of carriers using our services or products. We believe this list is representative of our overall customer base at this time.

        ILEC: Customers include SBC, BellSouth, Qwest and Verizon.

        CLEC: Customers include WorldCom, AT&T Broadband, Cox Communications, and Nextlink Communications.

        Wireless: Our customers include ALLTEL, AT&T Wireless Services, Cingular, Nextel, Nextel Partners, Qwest Wireless, Sprint PCS, Verizon and Western Wireless.

        Direct: We have a contract with the General Services Commission of the State of Texas, which was assigned to the Texas Commission for State Emergency Communications.

See Notes 12 and 15 of Notes to Consolidated Financial Statements for further information regarding our reportable segments and significant customers.

Sales and Marketing

        Our marketing efforts target key carriers, government bodies, and PSAPs in each geographical market through advertising in telecommunications industry publications, participation in trade shows, presentations at technical conferences, direct sales and marketing campaigns, and other initiatives. In addition, our employees serve as the chairpersons and members of key standards committees related to emergency communications services. Although our sales strategy relies primarily on our direct channels of distribution, we also have an Alliance Program to jointly market our products and services with OSS companies who sell complementary products. We have dedicated account teams to work with each existing and potential customer. Our account teams develop relationships with 9-1-1 service providers through a consultative, problem-solving sales process, and work closely with customers and potential customers to determine how their needs can be fulfilled by our services. Sales cycles range from one month to three years.

Research and Development

        We direct our research and development efforts toward providing highly scalable, fault tolerant applications to the public safety, telecommunications and government markets. Development efforts in process are focused on integrating Internet technology, spatial data mapping systems, advanced switching and transport elements capable of interfacing with existing networks and enabling the more efficient E9-1-1 OSS processes that improve data quality. Our research and development expenses totaled approximately $2.8 million, $6.4 million, and $4.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        We capitalize certain software development costs related to significant new product offerings after technological feasibility is established and prior to general release or availability. We develop software for internal use, which is accounted for under SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." We also develop software that is sold to customers and installed at external customer locations, which is accounted for under FAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

        Capitalization of software under SOP 98-1 requires judgment in determining:

  •
  When and if a project is in the application development stage;

  •
  When the software is available for general release and its intended use;

  •
  The expected benefits to be derived from the software product;

  •
  The useful life of the software product and;

  •
  The future recoverability of the capitalized amounts.

        Capitalization of software under FAS 86 requires judgment in determining:

  •
  When and if a project has reached the technological feasibility phase;

  •
  When the software is available for general release;

  •
  The expected benefits to be derived from the software product;

  •
  The useful life of the software product; and

  •
  The future recoverability of the capitalized amounts.

        We capitalized $8.9 million in additional development costs during the year ended December 31, 2002 based on our estimates and determinations that the above criteria had been met. These costs related primarily to ongoing efforts to develop new services, such as IntelliBaseSM NRLLDB and the MPC, as well as a major software enhancement project for one of our ILEC customers.

Competition

        The market for 9-1-1 OSS solutions is intensely competitive and we expect competition to increase in the future. We believe that the principal competitive factors affecting the market for 9-1-1 OSS solutions include:

•	Effectiveness of existing infrastructure	•	Ease of use
•	Reliability, manageability	•	Price
•	Technical features	•	Scope of product offerings
•	Wireless support	•	Customer service and support
•	Performance	•	Scalability
•	Ease of technical migration	•	Useful life of new technology

Although we believe that our solutions compete favorably with respect to these attributes, we may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service support, technical and other competitive resources.

        Our principal competitors fall generally within one of four categories:

  •
  Internal development departments of major carriers or consulting firms that support such departments;

  •
  Companies that offer applications featuring portions of our comprehensive set of E9-1-1 solutions;

  •
  Larger companies that are either in the process of entering our market or have the potential to develop comparable products and services; and

  •
  Companies that attempt to integrate product components from a number of providers into a targeted customer solution.

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

        In addition, a number of companies currently market or have under development software products and services to provide 9-1-1 administration. We compete with a few relatively smaller companies, including TeleCommunications Systems and OpenWave for the provision of 9-1-1 OSS services to wireless carriers. We also compete with a few relatively smaller companies for CLEC 9-1-1 services, including HBF Group. Although we expect more significant competition to emerge in the future, we believe that, to date, none of these companies offers products or services that are as robust in features or as comprehensive in scope as our products and services. While it is likely that these companies may develop products that are competitive with our current service offerings, we intend to expand our capabilities by dedicating significant resources to product development. Nonetheless, we expect additional competition from established competitors, from emerging companies and from larger entities that decide to move into this market space. Mergers or consolidations among these competitors or acquisitions of these companies by larger competitors would make them more formidable competitors. Our current and potential competitors may develop products and services that may be more effective than our 9-1-1 data management solutions, rendering our technologies and offerings less competitive and negatively impacting our ability to acquire new customers and retain existing customers.

        Finally, a number of competitors have successfully marketed and sold various products and services, such as billing software and advanced telecommunications equipment, to our customers and potential customers. In addition, vendors of telecommunications software and hardware may enhance their products to include functionality that is currently provided by our solutions. The widespread inclusion of the functionality of our service offerings as standard features of other telecommunications software or hardware could render our services less competitive and unmarketable, particularly if the functionality were comparable to that of our services. Furthermore, even if the 9-1-1 functionality provided by telecommunications software or networking hardware is more limited than that of our services, a significant number of customers may elect to accept more limited functionality in lieu of purchasing additional products or services. Many of these larger companies have longer operating histories, greater name recognition, wider access to the market and significantly greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote more resources to the promotion and sale of their products and services, than Intrado. If larger companies enter our market, we believe that they will be required to undertake operations that are currently not within their core areas of expertise, and thus expose them to significant uncertainties in the product development process or in providing a range of products and services to comprehensively address 9-1-1 requirements. However, if these companies were to introduce products or services that effectively compete with our service offerings, they may be in a position to substantially reduce the price of their 9-1-1 products and services or to bundle such products and services with their other product and service offerings.

        For the foregoing reasons, we may not be able to compete successfully against our current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially and adversely affect our business, financial condition, and results of operations.

Proprietary Rights

        We currently have ten patent applications pending at the U.S. Patent and Trademark Office. These applications are in the confidential approval process but have not yet been issued. We have a limited exclusive license to nine issued patents and eight patents pending. We are the owner of the following registered trademarks and service marks in the United States: 9-1-1Net®;911,net®; 9-1-1 Extended Architecture®; 9-1-1 National Reference Center®; 9-1-1XA®; 9-1-1NRC®; EWE®; Emergency Warning and Evacuation®; 9-1-1Connect®; 911plus®; Palladium®; LifeSafety®; Critical information for critical situations®; LNP2000®; RealWorld 9-1-1® (stylized); Intrado®; Intrado® (stylized); TelConnect®; SCC® and SCC® (stylized). We are the owner, and are seeking federal registration in the United States, of the following marks: CallMachineSM; Informed ResponseTM; Helping you respond at the speed of lifeTM; Loc-ALITM; IntelliCastSM; IntelliCastSM (stylized); IntelliBaseSM; IntelliBaseSM (stylized); IntelliVectorSM; IntelliVectorSM (stylized); "When it counts. Where it counts. We make connections.TM"; and the triangle beacon design. We are the owner under common-law in the United States of the following marks: Intelligent PSAP SolutionTM; E9-1-1 GatewayTM; Telco-Map ServerTM; Total digital PSAPTM; IdataTM; ASKIITM; ASKTM; Database Management SystemTM; and PSMAPTM.

        We are the owner of the Intrado® and Intrado® (stylized) registered marks, and are seeking registration of the following trademarks in Chile: IntelliCastSM; IntelliBaseSM; and IntelliVectorSM. We are the owner of and seeking registration of the following trademarks in Europe: IntradoTM; IntradoTM (stylized); IntelliCastSM; IntelliBaseSM; and IntelliVectorSM.

Employees

        As of February 15, 2003, we employed 674 full-time employees in 18 states. No employees are covered by any collective bargaining agreements. We believe that our relationships with our employees are good.

Facilities

        Our corporate headquarters and principal administrative, sales and marketing, research and development, and support facilities consist of locations in:

  •
  Longmont, Colorado, where we occupy 279,000 square feet of office space under a lease expiring December 2009. As of January 31, 2003, the annual base rent for this facility was approximately $2.8 million.

  •
  Lisle, Illinois, where we occupy 30,000 square feet of office and warehouse space under a lease that expires August 2007. As of January 31, 2003, the annual base rent for this facility was approximately $575,000.

  •
  Austin, Texas, where we occupy 2,100 square feet of office space under a lease that expires November 30, 2003. As of January 31, 2003, the annual base rent for this facility was approximately $40,000.

  •
  Washington, DC, where we occupy one suite under a lease that expires September 30, 2003 with annual renewal provisions. As of January 31, 2003, the annual base rent for this facility was approximately $95,000.

All of the above leases provide for periodic defined increases over the life of the lease.

SEC Filings

        We file the following reports with the SEC under Section 13(a) of the Securities Exchange Act of 1934: Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; and any amendments to these reports. We make these reports available free of charge on or through our Internet website, www.intrado.com, as soon as reasonably practicable after we electronically file such material with the SEC; however, information on our website should not be considered to be a part of this report or any other SEC filing. You may request a copy of these filings at no cost. Please direct your requests to:

Michael D. Dingman, Jr. Chief Financial Officer Intrado Inc. 1601 Dry Creek Drive Longmont, Colorado 80503

        You can also read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains our reports, proxy and information statements, and other information that we file electronically with the SEC.

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

        We depend on large contracts from a limited number of significant customers. We provide our services to a range of customers, including incumbent local exchange carriers, competitive local exchange carriers, wireless carriers and state and local government agencies. During the year ended December 31, 2002, we recognized approximately 56% of our total revenue from BellSouth, Qwest, SBC and Verizon each of which accounted for greater than 10% of our revenue. During the year ended December 31, 2001, we recognized approximately 50% of our total revenue from BellSouth, Qwest, SBC and Verizon, each of which accounted for greater than 10% of our revenue. During the year ended December 31, 2000, we recognized approximately 66% of total revenue from BellSouth, Qwest and SBC, each of which accounted for greater than 10% of our revenue. No other customers accounted for more than 10% of our total revenue during those periods.

        We believe that these customers and others may continue to represent a substantial portion of our total revenue in the future. These contracts begin to expire in the latter half of 2004. As we enter negotiations to renew these contracts, we anticipate that customers may demand price or other contractual concessions. Our customers could decide to develop and utilize their own proprietary 9-1-1 software and to perform internally the services that they presently outsource to us. Moreover, existing contract provisions allow these customers and others to cancel their contracts in the event of changes in regulatory, legal, labor or business conditions. Contract concessions, or the loss of a major customer, could have a material adverse effect on our business, financial condition and results of operations.

The market price of our common stock may experience price fluctuations for reasons over which we have no control, including trends that affect the telecommunications industry as a whole.

        The market price of shares of our common stock has fluctuated greatly since our initial public offering in June 1998 and could continue to fluctuate due to a variety of factors, some of which are not within our control. Recently, stock prices of companies in the telecommunications industry have been especially volatile. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

The recent general economic slowdown and increased international political instability may have a material adverse affect on our business and results of operations.

        The recent general economic slowdown and increased international political instability, as demonstrated by enhanced security measures, terrorist threats, the potential conflict in Iraq, and increasing tension in the Middle East and Korea, may have a detrimental effect on our business. The general economic slowdown, for example, may impact our customers' purchasing decisions. In addition, increased political instability may adversely affect our ability to obtain adequate insurance at reasonable rates or require us to take extra security precautions for our operations and computer database systems. If the economic slowdown or international political instability continues or increases, our business, results of operations and the market price of our common stock could be adversely affected.

Bankruptcies, reorganizations and consolidations in the telecommunications industry may have a material adverse effect on our market share, liquidity and operating results.

        Several of our customers, including WorldCom, Inc., have filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Other telecommunications customers have experienced cash flow and operating difficulties, and may also file for protection from creditors under the federal bankruptcy laws or become involved in industry consolidations. Although we believe that we have provided adequate reserves for bad debt as of the date of this report, any future bankruptcies, reorganizations and consolidations in the telecommunications industry may have a material adverse effect our market share, liquidity and operating results.

If we do not succeed in our effort to recover amounts that we believe are due under our E9-1-1 database services contract with the State of Texas, our liquidity, revenue and operating results could be adversely affected.

        We provide wireline and wireless E9-1-1 database management and related network services for the State of Texas pursuant to a service agreement ("Agreement") that we entered in November 1998. On February 4, 2003, we filed suit in a Texas County District Court against the Texas Commission on State Emergency Communications ("CSEC") and numerous other defendants for failure to pay amounts due and payable to Intrado for certain wireless services rendered pursuant to the Agreement. As of December 31, 2002, the amount due and payable was approximately $500,000. Thus, we may need to amend the claim to include additional amounts owed. The defendants allege that they are immune from suit under principles of sovereign immunity. We are confident that we will eventually prevail on the merits and collect amounts due and payable; however, we are not able to predict the outcome with certainty. Even if we prevail, there may be significant delays in the judicial process that in turn could cause delays in the receipt of payment.

        The Agreement is scheduled to expire in July 2004, subject to renewal by the State of Texas for up to five more years. In correspondence that could become relevant to the lawsuit, CSEC has alleged that we have breached the Agreement by improperly billing the defendants for wireless services and that the Agreement should be terminated. We believe that all of CSEC's allegations are baseless and have elected not to terminate the Agreement. Instead, we are insisting upon full performance under the Agreement by all parties, including the State of Texas' obligation to pay for services rendered. In contradiction of CSEC's position, we have received correspondence from the defendants' legal counsel indicating that the defendants will continue to pay for services as they are rendered, except for certain wireless services that are at issue in the lawsuit. Although we are confident that we will eventually be paid for our services, we cannot be certain that the defendants will continue to honor their obligations for the remaining term of the Agreement. If we do not succeed in our suit against the CSEC and the other defendants, our liquidity, revenue and operating results could be adversely affected. See "Item 3. Legal Proceedings."

You may have no effective remedy against Arthur Andersen LLP, our former independent accountants, if a material misstatement or omission is contained in the prior period financial statements that are included in this report or incorporated by reference into our registration statements.

        Our consolidated financial statements as of and for each of the two years in the period ended December 31, 2001, which are included in this report, were audited by Arthur Andersen LLP. In addition, these reports and the underlying financial statements have been and will continue to be incorporated by reference into registration statements that we file with the Securities and Exchange Commission. Because Arthur Andersen is no longer in existence, we have not been able to obtain the written consent of Arthur Andersen that is required by the federal securities laws. Because Arthur Andersen is no longer in existence and because Arthur Andersen has not consented to the inclusion of these financial statements or its audit reports, your ability to assert claims against Arthur Andersen may be limited. In particular, you will not be able to sue Arthur Andersen under Section 11(a)(4) of the Securities Act of 1933, or under the federal securities laws in general, for any untrue statements of material fact contained in the financial statements audited by Arthur Andersen or any omissions to state a material fact required to be stated in those financial statements. Therefore, your right of recovery under the federal securities laws may be limited.

Our market is characterized by rapid technological change, and we could lose our competitive position and fail to grow our business if we are not successful in developing new products and services and recovering our development costs.

        The market for our services is characterized by rapid technological change, frequent new product or service introductions, evolving industry standards and changing customer needs. In addition to new enhancements to our traditional 9-1-1 database services, we are attempting to expand into the highly competitive commercial database market. If a new release of a product or service does not achieve market acceptance, we may have to write-off related capitalized software costs. Moreover, if we are unable to develop and introduce new services and products to these new markets in a timely manner, our business, financial condition and results of operations could be adversely affected.

If we are unable to retain key executives, our operating results and growth potential may be adversely affected.

        Our success greatly depends on our ability to attract and retain key technical, sales, and executive personnel. We are especially dependent on the continued services of our senior management team, particularly George K. Heinrichs, our co-founder, President, Chief Executive Officer and Chairman of the Board. Members of our executive team are not subject to employment contracts and, as a result, they can terminate their employment at any time. The loss of Mr. Heinrichs, or any other member of our senior management team, could adversely affect our operating results and growth potential.

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

If NV Partners II LP, which owns approximately 11.5% of our outstanding common stock as of the date of this report, sell large volumes of our common stock within a short period of time, the market price of our common stock may decline.

        NV Partners II LP owns 1,792,079 shares of our common stock, representing approximately 11.5% of our outstanding common stock as of the date of this report. The shares owned by the NV Partners are subject to a registration rights agreement that allows them to demand registration, which began in November 2001, of up to 25% of their Intrado common stock in any six-month interval, until 100% of their holdings have been sold. NV Partners II has exercised one of its demand registration rights and we registered 448,020 of NV Partners' shares in August 2002. NV Partners could sell these shares at any time.

        Moreover, if we decide to issue additional securities or to register securities held by another stockholder by filing a registration statement with the SEC, we may be required to register up to 100% of the common stock held by NV Partners for immediate resale. If NV Partners exercises its registration rights and sells large volumes of our common stock within a relatively short period of time, the market price of our common stock may decline.

        Notwithstanding its registration rights, NV Partners may begin to sell its shares of Intrado common stock under an exemption from registration at any time. This could also cause the market price of our common stock to decline.

If we are required to issue redeemable preferred stock in conjunction with our acquisition of LPSS, our liquidity may be adversely affected and the market value of our common stock may decline.

        In conjunction with our May 2001 acquisition of Lucent Public Safety Systems, we agreed to issue up to $32.9 million of mandatorily redeemable, non-voting, preferred stock, subject to our attainment of specific total revenue targets during a 24-month contingency period that began on June 1, 2001 and will end on May 31, 2003. The right to receive Intrado preferred stock is currently held by NV Partners II LP, formerly a wholly-owned subsidiary of Lucent Technologies Inc. If our total revenue, as defined in the purchase agreement between Lucent Technologies Inc. and Intrado, meets or exceeds a maximum threshold of $258 million for that 24-month period, then we will be required to issue $32.9 million of preferred stock to NV Partners II LP. If our total revenue during the 24-month contingency period is greater than the minimum threshold of $179 million, but less than the maximum threshold of $258 million, we will be required to issue preferred stock to NV Partners II LP at a rate of $417,000 for each million dollars of total revenue in excess of $179 million. If our total revenue is less than or equal to the minimum threshold of $179 million during the 24-month contingency period, then we will not be required to issue any preferred stock. During the 19-month period beginning on June 1, 2001 and ending on December 31, 2002, we recorded approximately $163 million in total revenue. It is likely that we will meet the revenue targets described above and thus, that we will be required to issue and subsequently redeem preferred stock. Currently, we estimate that the amount of preferred stock issued to NV Partners II LP will range between $10.8 million and $15.0 million

        We must redeem the preferred stock, if issued, in three increments:

  •
  The initial 33.3% on July 1, 2003, 30 days from its initial issuance;

  •
  An additional 33.3% on June 1, 2004; and

  •
  The remaining 33.4% on June 1, 2005.

Early redemption is available at our option. If we sell securities in an underwritten public offering after June 1, 2003, we must use 25% of the gross proceeds to redeem any outstanding preferred stock. Issuance and redemption of the preferred stock may cause our liquidity to be adversely affected and the market value of our common stock to decline.

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

        As shown in the table below, as of February 28, 2003, we have reserved 3,744,254 shares of common stock for future issuance upon exercise of outstanding options and warrants.

	Range of Exercise Prices	Weighted Average Exercise Price	Shares Reserved for Future Issuance
Options	$0.30 - $32.86	$9.33	3,716,670
Warrants	$7.91 - $7.91	$7.91	27,584

Total			3,744,254

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

  •
  We may be unable to retain customers of the acquired company;

  •
  We may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures, and policies;

  •
  The businesses or assets we acquire may fail to achieve the revenues and earnings we anticipated, causing us to incur additional debt to fund operations and to write down the value of acquisitions on our financial statements;

  •
  Our resources may be diverted in asserting and defending our legal rights and we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire; and

  •
  The acquisition may disrupt our ongoing business and dilute your ownership interest.

Any of these factors could have a material adverse effect on our business and on the market value of our common stock.

Substantially all of our revenue is derived from our 9-1-1 data management solutions and our operating results may depend upon our ability to continue to sell these solutions.

        We currently derive substantially all of our revenue from the provisioning of our 9-1-1 data management solutions to incumbent local exchange carriers, competitive local exchange carriers, wireless carriers and state and local government agencies. Accordingly, we are susceptible to adverse trends affecting this market segment, including government regulation, technological obsolescence and the entry of new competition. We expect that this market may continue to account for substantially all of our revenue in the near future. As a result, our future success depends on our ability to continue to sell our 9-1-1 solutions, maintain and increase our market share by providing other value-added services to the market, and successfully adapt our technology and services to other related markets. Markets for our existing services and products may not continue to expand and we may not be successful in our efforts to penetrate new markets.

Our business is subject to government regulation and other legal uncertainties, which could adversely affect our operations.

        The market for our services and products has been influenced by various laws and regulations, including:

  •
  The adoption of regulations under the Telecommunications Act of 1996;

  •
  The duties imposed on us as a result of our status as a competitive local exchange carrier;

  •
  The duties imposed on incumbent local exchange carriers by the Telecommunications Act of 1996 to open local telephone markets to competition;

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

Our business is subject to reporting requirements that are currently evolving and, once established, could substantially increase our operating expenses.

        Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities are currently developing regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. As many rules are not yet finalized, we do not know the level of resources we would have to commit in order to be in full and complete compliance. Our compliance with current and proposed rules is likely to require the commitment of significant financial and managerial resources and may, as a result, negatively impact our financial results to a material degree.

We could incur substantial costs from product liability, negligence, wrongful death and similar claims relating to our services and our software.

        Because customers utilize our services and licensed software products to provide critical 9-1-1 services, we are subject to product liability, negligence, wrongful death and related claims. Our agreements with customers typically require us to indemnify customers for our own acts of negligence and non-performance. Product liability and other forms of insurance are expensive and may not be available in the future. We cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in sufficient amounts or that our insurer may not disclaim coverage as to a future claim. Product liability, negligence, wrongful death or similar claims may adversely affect our business, operating results or financial condition.

Our operating results could be adversely affected by unauthorized access to our system or any interruption of our services or system failure.

        Our operations depend on our ability to maintain our computer and telecommunications equipment and systems in effective working order, and to protect our systems against unauthorized access to our system by third parties or employees, damage from fire, natural disaster, power loss, telecommunications failure, sabotage, unauthorized access to our system or similar events. Although all of our mission-critical systems, equipment and databases are designed to preserve privacy and functionality with built-in security and redundancy, any unauthorized access or unanticipated interruption or delay in our operations could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any addition or expansion of our facilities to increase capacity could increase our exposure to damage from fire, natural disaster, power loss, telecommunications failure, unauthorized access or similar events. Our property and business interruption insurance may not be adequate to compensate us for any losses that may occur in the event of a system failure or a breach of security. Furthermore, insurance may not be available to us at all or, if available, may not be commercially reasonable.

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

ITEM 3. LEGAL PROCEEDINGS

        We provide wireline and wireless E9-1-1 database management and related network services for the State of Texas pursuant to a service agreement ("Agreement") that we entered in November 1998. On February 4, 2003, we filed suit in the District Court of Travis County, Texas, 250th District, against the Texas Commission on State Emergency Communications ("CSEC") and numerous other defendants for failure to pay amounts due and payable to Intrado for certain wireless services rendered pursuant to the Agreement. As of December 31, 2002, the amount due and payable was approximately $500,000. Thus, we may need to amend the claim to include additional amounts owed. The defendants allege that they are immune from suit under principles of sovereign immunity. We are confident that we will eventually prevail on the merits and collect amounts due and payable; however, we are not able to predict the outcome with certainty. Even if we prevail, there may be significant delays in the judicial process that in turn could cause delays in the receipt of payment.

        The Agreement is scheduled to expire in July 2004, subject to renewal by the State of Texas for up to five more years. In correspondence that could become relevant to the lawsuit, CSEC has alleged that we have breached the Agreement by improperly billing the defendants for wireless services and that the Agreement should be terminated. We believe that all of CSEC's allegations are baseless and have elected not to terminate the Agreement. Instead, we are insisting upon full performance under the Agreement by all parties, including the State of Texas' obligation to pay for services rendered. In contradiction of CSEC's position, we have received correspondence from the defendants' legal counsel indicating that the defendants will continue to pay for services as they are rendered, except for certain wireless services that are at issue in the lawsuit. Although we are confident that we will eventually be paid for our services, we cannot be certain that the defendants will continue to honor their obligations for the remaining term of the Agreement. See "Item 1. Business—Risk Factors."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market under the symbol "TRDO." We commenced our initial public offering of the common stock on June 24, 1998 at a price of $12 per share. Prior to this date, there was no public market for our common stock. The following table sets forth the high and low market prices for each full quarterly period within the last two fiscal years and from January 1, 2003 through March 5, 2003.

	Stock Price
2003
	High	Low
January 1-March 5	$10.73	$6.87
2002
Fourth Quarter	$13.79	$7.77
Third Quarter	$19.41	$9.59
Second Quarter	$23.15	$15.07
First Quarter	$27.45	$13.30
2001
Fourth Quarter	$33.79	$23.57
Third Quarter	$28.50	$14.00
Second Quarter	$20.06	$5.75
First Quarter	$9.88	$3.75

        As of February 28, 2003, there were 108 stockholders of record.

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

        As shown in the table below, as of December 31, 2002, we have reserved 3,374,741 shares of common stock for future issuance upon exercise of outstanding options under equity compensation plans.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price	Number of Shares Remaining Available for Issuance
Equity Compensation Plans Approved by Stockholders	3,374,741	$9.5119	80,019	(1)
Equity Compensation Plans Not Approved by Stockholders	27,584	$7.9100	—

Total	3,402,325	$9.4989	80,019

(1)
Our 1998 Stock Incentive Plan, which was approved by stockholders, includes an evergreen provision in which the number of shares issuable under the Plan automatically increases on the first trading day in January of each calendar year by an amount equal to three percent of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year (but in no event shall such increase exceed 731,000 shares). On

  December 31, 2002, we had 15,442,140 shares outstanding. On January 2, 2003 (the first trading day in 2003), the number of shares issuable under the 1998 Stock Incentive Plan increased by 463,264 shares. This amount is not included in the "Number of Shares Remaining Available for Issuance."

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data is qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data at December 31, 2002 and 2001 are derived from, and are qualified by reference to, the audited consolidated financial statements and notes included in "Item 8. Financial Statements and Supplementary Data." The statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data at December 31, 2000, 1999 and 1998 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The 2001 statement of operations and balance sheet data include amounts related to our May 2001 acquisition of LPSS. Pro forma information reflects results from operations as if Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition in Financial Statements" had been adopted prior to January 1998.

	December 31,
	2002	2001	2000	1999	1998
	(Amounts in Thousands, Except Per Share Data)
Statement of Operations Data:
Revenue	$107,714	$78,187	$43,124	$32,584	$34,449
Costs and expenses:
Direct costs	56,463	47,201	28,327	22,736	20,200
Sales and marketing	16,902	13,109	8,869	5,314	4,119
General and administrative	20,693	16,701	8,884	4,931	4,959
Asset impairment	4,697	—	—	—	—
Research and development	2,769	6,423	4,174	1,740	1,376

Total costs and expenses	101,524	83,434	50,254	34,721	30,654
Interest income (expense), net	(1,134)	(579)	712	607	(294)
Benefit from income taxes	6,006	—	—	468	95
Cumulative effect of change in accounting principle	—	—	(3,082)	—	—
Loss from operations of discontinued division	—	—	—	(226)	—
Net income (loss)	11,062	(5,826)	(9,500)	(1,288)	2,971
Net earnings (loss) per share from continuing operations before extraordinary item and cumulative effect of change in accounting principle:
Basic	$0.72	$(0.43)	$(0.57)	$(0.10)	$0.53

Diluted	$0.67	$(0.43)	$(0.57)	$(0.10)	$0.38

	December 31,
	2002	2001	2000	1999	1998
	(Amounts in Thousands)
Balance Sheet Data:
Cash and cash equivalents	$12,895	$15,716	$11,975	$21,512	$20,081
Current assets	43,391	44,161	22,530	24,821	26,391
Current liabilities	25,369	31,816	8,391	6,807	8,713
Working capital	18,022	12,345	14,139	18,014	17,678
Goodwill and other intangibles, net	19,650	22,148	—	—	—
Total assets	117,380	95,435	44,669	41,780	45,095
Short term notes payable	3,312	4,393	—	—	—
Capital lease obligations	5,820	7,441	1,511	2,038	2,791
Total debt	18,965	13,834	3,618	4,009	4,409
Accumulated deficit	(15,232)	(26,294)	(20,468)	(10,968)	(9,680)
Total stockholders' equity	65,719	49,030	24,697	32,935	33,591

PRO FORMA EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

	December 31,
	1999	1998
	(Amounts in Thousands, Except Per Share Data)
Pro forma net income (loss) from continuing operations before extraordinary item and change in accounting principle	$(1,139)	$3,205

Pro forma net income (loss) applicable to common stock	$(1,365)	$2,296

Pro forma net earnings (loss) per share from continuing operations before extraordinary item and change in accounting principle:
Basic	$(0.10)	$0.50

Diluted	$(0.10)	$0.31

Pro forma net earnings (loss) per share:
Basic	$(0.12)	$0.36

Diluted	$(0.12)	$0.22

Shares used in computing pro forma net earnings (loss) per share:
Basic	10,989,091	6,433,564

Diluted	10,989,091	10,334,556

See Note 3 of Notes to Consolidated Financial Statements for an explanation of the determination of the shares used in computing net earnings (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are the leading provider of solutions that manage and deliver mission-critical information for telecommunications providers and public safety organizations. Our customers include IXCs, ILECs, CLECs, wireless carriers and state and local governments in the United States. We manage the data that enables a 9-1-1 call to be routed to the appropriate public safety agency with accurate and timely information about the caller's identification, callback number and location. We also provide 9-1-1 supporting hardware and software technology to PSAPs via the Palladium® call center and data-management systems. These systems are used by public safety call centers across the United States to receive and respond to wireline and wireless E9-1-1 calls.

        We generate revenue from five segments, or "business units": ILEC, CLEC, Wireless, Direct and Corporate. Our revenue is derived from monthly data management services, ongoing maintenance, sales of new products and systems, and professional services. The revenue derived from monthly data management services and ongoing maintenance of existing systems accounts for the majority of our revenue. We consider this "recurring revenue" as it is derived from long-term contracts with terms of up to 10 years. In 2002, recurring revenue accounted for $94 million, or 87%, of our $108 million in total revenue. In 2001, recurring revenue represented $65 million, or 83%, of our total revenue of $78 million.

        The following table represents total revenue amounts (in thousands) and percentages by business unit:

	Year Ended December 31,
	Revenue			Percentage
	2002	2001	2000	2002	2001	2000
ILEC	$55,266	$44,987	$28,757	51%	58%	67%
CLEC	$15,733	$14,035	$7,280	15%	18%	17%
Wireless	$25,821	$11,093	$4,172	24%	14%	10%
Direct	$10,594	$8,072	$2,915	10%	10%	7%
Corporate	$300	$—	$—	—	—	—

        We expect our recurring revenue base to continue to increase in the future, based primarily on continued deployment of 9-1-1 services to our Wireless customers. We also expect incremental contributions to our recurring revenue base from sales of IntelliCastSM services by our Direct Business Unit. Factors that could adversely impact our recurring revenue base in the future include our ability to renew long-term contracts with ILEC and Wireless customers and pricing pressures encountered in renewal negotiations. We also expect our sales of new services, including IntelliBaseSM NRLLDB and IntelliCastSM, to provide incremental contributions to recurring revenue growth.

        We generate non-recurring revenue from the sale of software, enhancement services, systems and professional services, primarily within our ILEC, Wireless and Direct Business Units. Our ability to sustain or continue to grow our revenues in these areas will be dependent upon a variety of factors, including our ability to develop and deliver enhancements that have viability to our customers, our sales efforts, and customer purchasing patterns. If market acceptance and sales efforts are not successful, our investments in infrastructure and support costs may have to be written off and our revenue, net income and cash flow may be adversely affected.

Critical Accounting Policies and Estimates

        Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. While preparing these financial statements, we made estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventory, intangible assets, capitalized software costs, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition:    In accordance with SAB 101, "Revenue Recognition in Financial Statements," and SOP No. 97-2, "Software Revenue Recognition," our policy is to recognize revenue when the following revenue recognition criteria have been met:

  •
  Persuasive evidence of an arrangement exists;

  •
  The price is fixed or determinable;

  •
  Delivery has occurred or services have been rendered as evidenced by customer acceptance; and

  •
  Collectibility is reasonably assured.

        The majority of our revenue is derived from long-term contracts with our customers and is recognized ratably over the term of the contract as services are performed. We also sell software enhancements and professional services to our customer base which may not be subject to deferral under SAB 101. For the three months and twelve months ended December 31, 2002, we recognized $2.4 million and $7.5 million, respectively, in revenue from the sale of software enhancements and licenses, and professional services that had been deferred under SAB 101 in a previous period. For the three months and twelve months ended December 31, 2002, we recognized $3.9 million and $13.3 million, respectively, in revenue from the sale of software enhancements and licenses, and professional services; under SAB 101, these revenues were not deferred to future periods.

        Allowances:    We maintain allowances and reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and for credit memos which may be granted to customers in future periods that relate to revenue recognized in current periods. If the financial condition of our customers were to deteriorate, or concessions or discounts are granted in future periods which exceed our estimates, additional allowances and reserves may be required. The allowance for doubtful accounts as of December 31, 2002 was $589,000, up from $156,000 at December 31, 2001 and the reserve for credit memos was $191,000, up from $172,000 at December 31, 2001. The increases are primarily attributable to bankruptcy filings during 2002 by some of our CLEC customers, most notably WorldCom. Deterioration in the financial condition of or further bankruptcies by our current customers may cause our allowance for doubtful accounts to increase and our future operating results to be adversely affected. Through normal course, we are involved in minor billing disputes with certain customers that are of an insignificant nature. The resolution of these minor disputes may result in the granting of credit memos to the customer. We believe that we are adequately reserved for potential bad debts and future credit memos at December 31, 2002.

        Software Capitalization:    We capitalize certain software development costs related to significant new product offerings after technological feasibility is established and prior to general release or availability. We develop software for internal use, which is accounted for under SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." We also develop software that is sold or otherwise marketed to customers, which is accounted for under FAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

        Capitalization of software under SOP 98-1 requires judgment in determining:

  •
  When and if a project is in the application development stage;

  •
  When the software is available for general release and its intended use;

  •
  The expected benefits to be derived from the software product;

  •
  The useful life of the software product and;

  •
  The future recoverability of the capitalized amounts.

        Capitalization of software under FAS 86 requires judgment in determining:

  •
  When and if a project has reached the technological feasibility phase;

  •
  When the software is available for general release;

  •
  The expected benefits to be derived from the software product;

  •
  The useful life of the software product; and

  •
  The future recoverability of the capitalized amounts.

        We capitalized $9.1 million in additional development costs during the year ended December 31, 2002 based on our estimates and determinations that the above criteria had been met. The costs related primarily to ongoing efforts to develop new services, such as IntelliBaseSM NRLLDB, the MPC and a major software enhancement project for one of our ILEC customers. In October 2002, several larger software products, including NRLLDB and MPC, reached general availability and were ready for their intended use and began to be amortized on a straight-line basis over the estimated useful life of three years. The estimated amortization expense of these and other products previously completed will have a significant impact on operating expenses and profitability going forward. We estimate that the annual amortization expense for existing software assets will be approximately $4 million for each of the next three years. Further, our business cases that support the net realizable value ("NRV") of these software products could change significantly, therefore resulting in a need to write-off or impair our current carrying values on the Balance Sheet. As a result of our quarterly review of the NRV of all software, we deemed a software product impaired and realized a write-down of $260,000 in December 2002 as the supporting business case for the product had declined materially since the original capitalization date.

        Deferred Tax Assets:    During the quarter ended December 31, 2002, management determined that it was more likely than not that Deferred Tax Assets of approximately $13.0 million, consisting mainly of available net operating loss (NOL) carryforwards, would be utilized to offset expected taxable income in the future. In making this determination, management weighed two primary factors:

  •
  Our historical profitability over the last five quarters dating back to December 31, 2001; and

  •
  the likelihood that we would continue to generate taxable income in the future.

Based on these primary factors, we determined that the previous valuation allowance was no longer necessary. As a result, the previously established valuation allowance was reversed and recorded as an income tax benefit of $6,006,000 and an increase to additional paid-in capital of $2,926,000 during the quarter ended December 31, 2002. The historical treatment of our Deferred Tax Assets and the valuation allowance recorded is discussed further in Note 11 of the Notes to Consolidated Financial Statements. There can be no absolute assurance that we will generate in the future the expected taxable income used in making this determination or that all of our NOL carryforwards will be utilized in the manner we expect. As additional evidence becomes available, we will continue to re-evaluate estimates and judgments related to the recoverability of Deferred Tax Assets and corresponding valuation allowance as required by FAS 109, "Accounting for Income Taxes." If expected taxable income is not generated in future years, it may be necessary to reverse some or all or the tax benefit recorded, adversely impacting tax expense and net income going forward.

        Goodwill and Long-Lived Assets and Their Impairment:    We assess the impairment of identifiable intangibles, long-lived assets including property and equipment and goodwill whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In addition, we assess the impairment of goodwill on an annual basis. Factors we consider important which could trigger an impairment review include the following:

  •
  Significant under-performance relative to expected historical or projected future operating results;

  •
  Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

  •
  Significant negative industry or economic trends;

  •
  Significant decline in our stock price for a sustained period;

  •
  Our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets including property and equipment and goodwill may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on estimated discounted cash flows expected to result from the use of the asset and its eventual disposition and compare the result to the asset's carrying amount. Any impairment loss recognized represents the excess of the asset's carrying value over its estimated fair value. There were no impairment losses in 2001 or 2002. In 2002, Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," became effective and, as a result, we no longer amortize approximately $11.7 million in net goodwill. In lieu of amortization, we are required to perform an annual impairment review of our goodwill. We completed our initial and annual impairment reviews for 2002, which supported the current carrying value for goodwill.

        Contingencies:    In conjunction with our May 2001 acquisition of Lucent Public Safety Systems, we agreed to issue up to $32.9 million of mandatorily redeemable, non-voting, preferred stock, subject to our attainment of specific total revenue targets during a 24-month contingency period that began on June 1, 2001 and will end on May 31, 2003. The right to receive Intrado preferred stock is currently held by NV Partners II LP, formerly a wholly-owned subsidiary of Lucent Technologies Inc. If our total revenue, as defined in the purchase agreement between Lucent Technologies Inc. and Intrado, meets or exceeds a maximum threshold of $258 million for that 24-month period, then we will be required to issue $32.9 million of preferred stock to NV Partners II LP. If our total revenue during the 24-month contingency period is greater than the minimum threshold of $179 million, but less than the maximum threshold of $258 million, we will be required to issue preferred stock to NV Partners II LP at a rate of $417,000 for each million dollars of total revenue in excess of $179 million. If our total revenue is less than or equal to the minimum threshold of $179 million during the 24-month contingency period, then we will not be required to issue any preferred stock.

        Over the 19-month period beginning on June 1, 2001 and ending on December 31, 2002, we recorded approximately $163 million in total revenue. We estimate that the value of the preferred stock issued to NV Partners II LP will range between $10.8 million and $15.0 million. The preferred stock would be redeemable in three equal annual installments, beginning in July 2003. The commitment to issue preferred stock will not be recorded until the total revenue targets are met, if at all, and would be treated as an increase in the purchase price by increasing goodwill.

Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements"; SFAS 145 also rescinds SFAS No. 44, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002; the provisions related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002; all other provisions of SFAS 145 shall be effective for financial statements issued on or after May 15, 2002. Early adoption of SFAS 145 is encouraged. The adoption of SFAS 145 has not had, nor do we believe it will have, a material impact on our current or prospective financial statements.

        In June 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring)." The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We believe that SFAS 146 may have a prospective effect on our financial statements for costs associated with future exit or disposal activities we may undertake after December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has not had, nor do we believe it will have, a material impact on our current or prospective financial statements.

        In December 2002, the FASB issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-based Compensation—Transition and Disclosure." SFAS 148 permits three transition methods if a company decides to adopt the fair value based method (under SFAS No. 123) of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of comparable information regardless of whether, when or how an entity adopts the fair value based method of accounting and changes certain disclosure requirements for companies that do not adopt the fair value method under SFAS No. 123. The adoption of SFAS 148 has not had, nor do we believe it will have, a material impact on our current or prospective financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 has not had, nor do we believe it will have, a material impact on our current or prospective financial statements.

Results of Operations

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

  Total Company

  Revenue

        Total revenue increased $29.5 million, or 38%, from $78.2 million in 2001 to $107.7 million in 2002. The increase is attributable to increased sequential revenue performance in each of the five business units.

  •
  ILEC revenue increased by $10.3 million, from $45.0 million in 2001 to $55.3 million in 2002. Approximately $6.6 million of this increase is attributable to the May 2001 LPSS acquisition. We generated seven months of LPSS-related revenue in 2001, as compared to 12 months in 2002. The balance is attributable to sales of new product offerings, additional software licensing and the sale of network enhancements to existing customers.

  •
  CLEC revenue increased by $1.7 million, from $14.0 million in 2001 to $15.7 million in 2002, due to an increase in the number of subscribers served, from 9.1 million in 2001 to 9.8 million in 2002, and the acceleration of previously deferred revenue, relating to collected setup and non-recurring engineering (NRE) fees for certain CLEC customers that filed Chapter 11 and ceased operations in 2002.

  •
  Wireless revenue increased by $14.7 million, from $11.1 million in 2001 to $25.8 million in 2002, primarily due to increases in cell site deployments and sales of enhancements for new and existing products.

  •
  Direct revenue increased by $2.5 million, from $8.1 million in 2001 to $10.6 million in 2002. Approximately $2.0 million of this increase is attributable to the May 2001 LPSS acquisition. We generated seven months of LPSS-related revenues in 2001, as compared to 12 months in 2002.

  •
  Corporate revenue increased to $322,000 due to sales of the new IntelliBaseSM NRLLDB services.

  Costs

        Total costs increased 22%, or $18.1 million, from $83.4 million in 2001 to $101.5 million in 2002, representing 107% and 94% of total revenue, respectively. This increase is attributable primarily to:

  •
  $5.1 million of expenses related to the full-year impact of integrating the LPSS operation, of which $5.7 million represented direct operating costs, such as salaries, retention bonuses and maintenance expenses for subcontracted services provided by third-party vendors, offset by a $600,000 reduction in goodwill amortization due to implementation of FAS 142 in 2002—see Note 3 to the Consolidated Financial Statements.

  •
  A $4.7 million asset impairment charge in 2002 due to the write-off of inventory acquired from Lucent.

  •
  $4.8 million in direct costs associated with headcount and other operating expenses for the delivery of services to our increased subscriber base.

  •
  $3.1 million of additional sales and marketing expense related to new product promotions, increased sales and support personnel and incremental public relations charges to support product offerings.

  •
  A $4.0 million increase in general and administrative costs related to additional investments in infrastructure and support personnel, including increased rent expenses related to our expanded headquarters facility in Longmont, Colorado.

These increases are partially offset by a $3.6 million reduction in research and development costs, which is attributable to the number of projects that reached technological feasibility during 2002 and thus were recorded as capitalized software.

  Net Income (Loss)

        Net income (loss) increased by $16.9 million, from a loss of $5.8 million in 2001 to income of $11.1 million in 2002, primarily due to:

  •
  A $9.6 million increase in Wireless net income, from a loss of $3.0 million in 2001 to income of $6.6 million in 2002. Gross margins improved from a negative 5% in 2001, to positive 43% in 2002 due to an increase in recurring monthly revenue generated from additional cell site deployments for Phase I Wireless E9-1-1 and sales of enhancements and professional services at higher margins.

  •
  A $4.7 million increase in ILEC net income, from $18.2 million in 2001 to $22.9 million in 2002, attributable to sales of software enhancements to new and existing customers at slightly higher margins and our ability to leverage operating efficiencies within our technical and support units.

  •
  A $1.4 million increase in CLEC net income, from $6.6 million in 2001 to $8.0 million in 2002, attributable to our ability to realize operating efficiencies through cost control initiatives.

  •
  $6.0 million of income tax benefit due to the reversal of valuation allowance associated with deferred tax assets.

These benefits were partially offset by the $4.7 million asset impairment charge in 2002 related to the write-off of inventory acquired from Lucent in 2001. See Notes 2 and 16 of Notes to Consolidated Financial Statements for further information regarding the LPSS acquisition.

  Balance Sheet Items

        Current assets decreased $800,000 from $44.2 million at December 31, 2001, to $43.4 million at December 31, 2002. This decrease is primarily a result of the following factors:

  •
  Cash and cash equivalents decreased $2.8 million from $15.7 million in 2001 to $12.9 million in 2002 primarily due to an increase in capital expenditures in 2002, both for construction costs on our new expanded headquarters facility and an increase in investments in capitalized software products. During 2002, $16.0 million was spent on property and equipment additions and $8.8 million on software development costs.

  •
  Accounts receivable and unbilled revenue increased $6.5 million, from $14.6 million in 2001 to $21.1 million in 2002; this increase is attributable to:

  •
  A year-over-year increase of $5.5 million in the Wireless Business Unit, where revenue increased $14.7 million in 2002;

  •
  A year-over-year increase of $1.1 million in the Direct Business Unit, where revenue increased by $1.1 million; and

  •
  $2.5 million of unbilled revenue in which revenue recognition criteria had been met, but invoices were not processed prior to December 31, 2002.

  The increase was partially offset by a $3.3 million decrease in accounts receivable in the ILEC Business Unit due to improved collection efforts.

  •
  Deferred income taxes—short-term increased $2.9 million, from $1.2 million in 2001 to $4.1 million in 2002, due to the reversal of a valuation allowance previously recorded against our deferred tax assets.

  •
  Prepaids and other decreased $2.1 million, from $3.9 million in 2001 to $1.8 million in 2002 primarily due to the amortization of prepaid maintenance expenses and commissions.

  •
  Inventory decreased $6.4 million, from $6.8 million in 2001 to $382,000 in 2002, due to the $4.7 million asset impairment and the sale of inventory upgrades to customers.

  •
  Deferred contract costs increased by $1.3 million, from $1.9 million in 2001 to $3.2 million in 2002, primarily due to increased sales under multi-year contracts for which revenue was deferred as well as deferred contract costs. Such deferred costs and their associated revenues will be recognized over the relevant service period.

        Long-term assets increased $22.7 million from $51.3 million at December 31, 2001, to $74.0 million at December 31, 2002. This increase is primarily a result of the following factors:

  •
  Property and equipment, net increased $12.7 million, from $17.6 million in 2001 to $30.3 million in 2002, primarily due to investments of $6.5 million in leasehold improvements for our new expanded headquarters building, a $3.0 million investment in equipment for our wireless PDE initiative, incremental investments in upgrading our software platform to support growth in our IntelliCastSM services and investments in various additional infrastructure initiatives and software licenses to support the growth of business and improve reporting and controls.

  •
  Other intangibles, net decreased $2.4 million, from $10.3 million at December 31, 2001 to $7.9 million at December 31, 2002, due to amortization of acquired contracts and intellectual property amounts arising from the acquisition of LPSS.

  •
  Goodwill—ceased amortizing goodwill on January 1, 2002. Prior to 2002, we amortized approximately $2.4 million of goodwill on an annual basis. The $151,000 decrease in goodwill from December 31, 2001 to December 31, 2002 was attributable to final adjustments to accrued liabilities related to the LPSS acquisition and was recorded as a purchase price adjustment.

  •
  Deferred income taxes—long-term increased $6.0 million, from $2.9 million in 2001 to $8.9 million in 2002, due to the reversal of valuation allowance previously recorded against deferred tax assets; of this amount, $2.9 million was recorded directly to additional paid-in capital for the tax benefit of stock option exercises.

  •
  Software development costs increased $7.9 million, from $3.9 million at December 31, 2001 to $11.8 million at December 31, 2002. This increase is primarily due to investments in several significant projects that reached technological feasibility during 2002, including IntelliBaseSM NRLLDB, the MPC project in our Wireless Business Unit and a major software enhancement in our ILEC Business Unit.

        Current liabilities decreased $6.4 million, from $31.8 million at December 31, 2001 to $25.4 million at December 31, 2002, primarily as a result of the following factors:

  •
  Accounts payable and other accrued liabilities decreased $5.8 million, from $14.4 million in 2001 to $8.6 million in 2002, as a result of the payment in 2002 of obligations that were accrued at December 31, 2001, including:

  •
  $3.5 million in leases related to the purchase of equipment and financing of maintenance expenses that were entered into late in 2001; and

  •
  $1.5 million in retention incentives related to our acquisition of LPSS.

    In addition, these accounts include management performance bonuses related to the significant overachievement in revenue and operating income against budgeted results for the quarter ended December 31, 2001. The management performance bonuses accrued for the quarter ended December 31, 2002 were $700,000 lower than the bonuses accrued for the same period in 2001.

  •
  Payable to Lucent decreased $2.0 million, from $4.4 million in 2001 to $2.4 million in 2002 due to the payment in 2002 of two of the four quarterly inventory payments to Lucent for the purchase of inventory acquired in the LPSS acquisition.

  •
  Note payable—current increased to $917,000 in 2002. The $917,000 is the current portion due on the $3 million term loan entered into with GE Capital for the financing of hardware and software for our PDE platform offering.

  •
  Deferred contract revenue—short term increased $1.3 million, from $9.0 million in 2001 to $10.3 million in 2002, as a result of additional advance billings to certain ILEC customers for services and enhancements that will be provided prior to December 31, 2003.

  •
  Current portion of capital leases decreased by $900,000, from $4.0 million in 2001 to $3.1 million in 2002, as a result of payments made during 2002.

        Long-term liabilities increased $11.7 million from $14.6 million at December 31, 2001, to $26.3 million at December 31, 2002. This increase is primarily a result of the following factors:

  •
  Line of credit increased $6.0 million to $8.0 million from $2.0 million at December 31, 2001. The additional proceeds were used to finance $6.5 million of leasehold improvements for our new operating facility in Longmont, Colorado.

  •
  Deferred contract revenue—long-term increased $4.4 million, from $7.9 million in 2001 to $12.3 million in 2002, primarily due to increased cell site deployments and resulting deferral of associated NRE fee revenue for customers in our Wireless Business Unit.

  •
  Note payable—long term increased to $1.8 million at December 31,2002. The $1.8 million represents the outstanding principal due on the $3 million term loan entered into with GE Capital for the financing of hardware and software for our PDE platform offering. As of December 31, 2002, we were in compliance with all covenants associated with our line of credit and note payable.

Results of Operations by Business Unit

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

  ILEC Business Unit

        Revenue increased 23%, from $45.0 million in 2001 to $55.3 million in 2002. Approximately $6.6 million of this increase is attributable to the May 2001 LPSS acquisition. We generated seven months of LPSS-related revenue in 2001; as compared to 12 months in 2002. The balance of the increase is attributable to the sale of new product offerings, additional software licensing and network enhancements to existing customers.

        Direct costs increased 18%, from $22.6 million in 2001 to $26.5 million in 2002, representing 50% and 48% of revenue for such periods, respectively. Costs increased primarily due to the addition of staff in conjunction with the LPSS acquisition, increased maintenance expenses related to LPSS's database division and the addition of support personnel to accommodate sales growth from existing customers.

        Sales and marketing expenses increased 39%, from $3.6 million in 2001 to $5.0 million in 2002, representing 8% and 9% of revenue for such periods, respectively. Approximately $900,000 of the increase was due to the addition of new employees in conjunction with the LPSS acquisition, with the remaining $500,000 due to internal expansion in other departments to accommodate growth.

        General and administrative expenses increased 36%, from $582,000 in 2001 to $794,000 in 2002, due to increased headcount and managerial costs.

        Net income increased $4.7 million, from $18.2 million in 2001 to $22.9 million in 2002. The increase included $3.3 million of net income attributable to the "full-year effect" of our acquisition of LPSS's database division. The remaining increase is attributable to our ability to leverage operating expenses against the increased sales.

  CLEC Business Unit

        Revenue increased by $1.7 million, from $14.0 million in 2001 to $15.7 million in 2002, due to an increase in the number of subscribers served from 9.1 million in 2001 to 9.8 million in 2002 and the acceleration of previously deferred revenue, relating to setup and NRE fees for certain CLEC customers that filed Chapter 11 and ceased operations in 2002.

        General and administrative expenses increased 135%, from $374,000 in 2001 to $878,000 in 2002, representing 3% and 6% of CLEC revenue for such periods, respectively. The increase is due to increased headcount, managerial costs and bad debt expense associated with bankruptcy filings for certain customers, most notably WorldCom.

        CLEC net income increased $1.4 million, from $6.6 million in 2001 to $8.0 million in 2002. This increase was primarily due to a $1.7 million increase in CLEC revenue and our ability to keep direct costs and sales and marketing expenses flat with 2001 spending levels.

  Wireless Business Unit

        Revenue increased 132%, from $11.1 million in 2001 to $25.8 million in 2002 due to an increase in cell site deployments and sales of enhancements for new and existing products.

        Direct costs increased 26%, from $11.6 million in 2001 to $14.6 million in 2002, representing 105% and 57% of Wireless revenue for such periods, respectively. Costs increased due to the hiring of additional systems operations staff to support cell site implementations and increased systems maintenance and circuit costs to accommodate growth. Direct costs decreased as a percentage of revenue due to economies of scale associated with the increase in cell sites under management and the resulting increased revenue base.

        Sales and marketing expenses increased 76%, from $2.1 million in 2001 to $3.7 million in 2002, representing 19% and 14% of revenue for such periods, respectively. The increase is due to the addition of product management and sales personnel to accommodate growth.

        General and administrative expenses increased 145%, from $371,000 in 2001 to $910,000 in 2002, representing 3% and 4% of revenue for such periods, respectively. The increase is due to increased headcount and managerial costs.

        Net income (loss) increased $9.6 million, from a net loss of $3.0 million in 2001 to net income of $6.6 million in 2002, due to an increase in recurring monthly revenue from additional cell site deployments and improved operational efficiencies associated with our growing customer base.

  Direct Business Unit

        Revenue increased 31%, from $8.1 million in 2001 to $10.6 million in 2002, primarily due to the impact of the LPSS call handling business over a full-year in 2002, as well as increases in the Texas wireline and IntelliCastSM records under management.

        Direct costs increased 14%, from $7.6 million in 2001 to $8.7 million in 2002, representing 94% and 82% of revenue for such periods, respectively. Costs increased $1.1 million due to the "full year effect" of the call handling business acquired in the LPSS acquisition, as well as increased software amortization expenses associated with the impairment of a software product offering in the call handling business.

        Sales and marketing expenses increased 11%, from $1.9 million in 2001 to $2.1 million in 2002, representing 23% and 20% of revenue for such periods, respectively. The increase in sales and marketing costs is due to the addition of sales and support personnel, as well as increased marketing and advertising costs for new IntelliCastSM product launches.

        General and administrative expenses increased 515%, from $195,000 in 2001 to $1.2 million in 2002, representing 2% and 11% of revenue for such periods, respectively. The increase in general and administrative costs is due to increased depreciation expenses related to our enhanced IntelliCastSM platform and the addition of support positions in Finance and Operations.

  Corporate Business Unit

        Revenue increased to $322,000 in 2002, primarily due to the inclusion of sales of IntelliBaseSM NRLLDB services, our new offering in the commercial data management industry.

        Direct costs increased to $1.3 million 2002, primarily due to data acquisition costs and increases in operational personnel and expenses in preparation for the transactional activity related to our new IntelliBaseSM services in 2003 and amortization of the software development costs to build the product offerings.

        Sales and marketing expenses increased 18%, from $3.8 million in 2001 to $4.5 million in 2002, representing 5% and 4% in total company revenue for such periods, respectively. The increase is due to additional personnel to accommodate growth and new product offerings, as well as increased public relations costs.

        General and administrative expenses increased 11% from $15.2 million in 2001 to $16.9 million in 2002, representing 19% and 15% of total company revenue for such periods, respectively. The increase is due to an increase in support personnel, increased rent and depreciation expense associated with the expanded headquarters facility in Longmont, Colorado, and increased insurance and benefit costs.

        Research and development expenses decreased 56%, from $6.4 million in 2001 to $2.8 million in 2002, representing 8% and 3% of total revenue for such periods, respectively. This reduction is mainly due to the capitalization of several significant projects that reached technological feasibility in 2002, as well as the allocation of resources from this support group to specific initiatives within the Business Units' direct costs.

        Asset impairment charges were $4.7 million in 2002 due to the write-off of inventory purchased from Lucent as part of the LPSS acquisition.

        Other expenses increased $521,000, from $579,000 in 2001 to $1.1 million in 2002, due to lower interest income from investments and increased interest expense related to our new capital equipment leases and line of credit facility.

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

  Total Company

  Revenue

        Total revenue increased $35.1 million, or 81%, from $43.1 million in 2000 to $78.2 million in 2001. The increase is attributable to increased sequential revenue performance in each of our business units:

  •
  ILEC revenue increased by $16.2 million, from $28.8 million in 2000 to $45.0 million in 2001. The LPSS business, which we acquired on May 11, 2001, accounted for $15.2 million of the increase, with the balance coming from sales of new product offerings, additional software licensing and network enhancements for existing customers.

  •
  CLEC revenue increased by $6.7 million, from $7.3 million in 2000 to $14.0 million in 2001, due to the continued increase in the number of customers and subscribers served to 9.1 million, up from 5.4 million in 2000.

  •
  Wireless revenue increased by $6.9 million, from $4.2 million in 2000 to $11.1 million in 2001, primarily due to services provided to the increased cell sites deployed of 19,000, up from 4,000 in 2000.

  •
  Direct revenue increased by $5.2 million, from $2.9 million in 2000 to $8.1 million in 2001. Revenues from the recently acquired LPSS business, including sales of systems and ongoing maintenance to PSAPs, accounted for $2.4 million of the increase. The remaining $2.8 million of the increase was attributable to an increase in the number of records under management from approximately 700,000 in 2000 to approximately 2.3 million in 2001 and sales of IntelliCastSM services.

  Costs

        Total costs increased 66%, or $33.1 million, from $50.3 million in 2000 to $83.4 million in 2001, representing 117% and 107% of total revenue, respectively. This increase is attributable primarily to:

  •
  $15.4 million of expenses related to the LPSS business, of which $12.5 million represented direct operating costs, such as salaries, retention bonuses and maintenance expenses for sub-contracted services provided by third-party vendors, and an additional $2.9 million represented amortization of goodwill and other intangibles.

  •
  $6.0 million in direct costs associated with headcount increases and other operating expenses for the delivery of services.

  •
  $4.2 million of additional sales and marketing expense related to new product promotions, increased participation in national trade shows and public relations charges.

  •
  A $5.3 million increase in corporate general and administrative costs related to additional investments in infrastructure and increases in personnel, increased legal fees associated with legislative and regulatory issues, increased rent expenses due to a new lease for our Longmont facility and increased payouts of corporate incentive bonuses to eligible employees.

  •
  $2.2 million of additional research and development to support new product identification and design.

  Net Loss

        Net Loss decreased by $3.7 million, from $9.5 million in 2000 to $5.8 million in 2001, primarily due to:

  •
  An $8.8 million increase in ILEC net income, from $8.3 million in 2000 to $17.1 million in 2001, which included $2.0 million of net income related to the LPSS database division, $3.2 million of additional net income primarily due to higher margins on sales of software enhancements to new and existing customers, and $3.6 million attributable to our ability to leverage operating expenses against the increased sales.

  •
  A $3.4 million increase in CLEC net income, from $3.1 million in 2000 to $6.5 million in 2001, primarily due to a $6.7 million increase in CLEC revenue at a 59% gross margin.

  •
  A $2.4 million reduction in the operating loss in our Direct Business Unit, from $4.6 million in 2000 to $2.2 million in 2001. Direct Business Unit gross margins improved in 2001 to 3%, from a negative 76% in 2000, due to the integration of the LPSS call handling division and resulting sales of systems to customers at higher margins. We also implemented cost control initiatives, which resulted in a decline in operating expenses as a percentage of revenue, from 77% in 2000 to 31% in 2001.

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

  ILEC Business Unit

        ILEC revenue increased 56%, from $28.8 million in 2000 to $45.0 million in 2001. ILEC revenue increased due to an increase in the number of records under management, systems and new product and recurring maintenance revenue related to the LPSS database division. Included in this increase is approximately $15.2 million of revenue related to LPSS's database systems. The number of ILEC subscribers under management grew to 88.5 million as of December 31, 2001, an increase of 3% from December 31, 2000.

        ILEC direct costs increased 36%, from $16.5 million in 2000 to $22.5 million in 2001, representing 57% and 50% of ILEC revenue for such periods, respectively. Costs increased primarily due to the addition of staff in conjunction with the LPSS acquisition, increases in maintenance expenses related to LPSS's database division and additional support personnel to accommodate sales growth from new and existing customers.

        ILEC sales and marketing expenses increased 100%, from $1.8 million in 2000 to $3.6 million in 2001, representing 6% and 8% of ILEC revenue for such periods, respectively. ILEC sales and marketing expenses increased due to the addition of new employees in conjunction with the LPSS acquisition and internal expansion in other ILEC sales and marketing departments to accommodate growth. Included in this increase is approximately $256,000 of sales and marketing costs related to LPSS's database division.

        ILEC general and administrative expenses increased 322%, from $138,000 in 2000 to $582,000 in 2001, representing 0.5% and 1% of ILEC revenue for such periods. This increase was primarily due to increased managerial costs to support anticipated growth.

        ILEC net income increased $9.5 million, from $8.7 million in 2000 to $18.2 million in 2001. This increase included $2.0 million of net income related to our acquisition of LPSS's database division. Gross margins increased from 43% in 2000 to 50% in 2001, which contributed an additional $3.2 million in net income, primarily due to higher margins on sales of software enhancements to new and existing customers. The remaining increase is attributable to our ability to leverage operating expenses against the increased sales in the ILEC Business Unit.

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

        CLEC direct costs increased 116%, from $2.5 million in 2000 to $5.4 million in 2001, representing 34% and 39% of CLEC revenue for such periods, respectively. The increase in CLEC direct costs is due to the hiring of additional CLEC operations staff to assist with the continued growth in records under management and to support professional services. Direct costs as a percentage of revenue increased primarily as a result of volume price discounts associated with the growth in records under management.

        CLEC sales and marketing expenses increased 100%, from $851,000 in 2000 to $1.7 million in 2001, representing 12% of CLEC revenue for both periods. The increase in CLEC sales and marketing expenses is due to the hiring of additional sales and marketing personnel to accommodate growth, along with increasing commissions due to growth in revenue.

        CLEC general and administrative expenses increased 290%, from $96,000 in 2000 to $374,000 in 2001, representing 1% and 3% of CLEC revenue for such periods, respectively. This increase was primarily due to the need for additional managerial support, as well as increased bad debt expense.

        CLEC net income increased $3.2 million, from $3.4 million in 2000 to $6.6 million in 2001. This increase was primarily due to a $6.7 million increase in CLEC revenue, at a 62% gross margin.

  Wireless Business Unit

        Total revenue increased 164%, from $4.2 million in 2000 to $11.1 million in 2001. Wireless revenue increased due to an increase in the number of cell sites deployed and fees received for new products. The number of Wireless cell sites deployed grew to 19,000, an increase of 375% from December 31, 2000.

        Wireless direct costs increased 158%, from $4.5 million in 2000 to $11.6 million in 2001, representing 107% and 105% of Wireless revenue for such periods, respectively. Costs increased due to the hiring of additional systems operations staff to increase the rate of cell site deployments and increased systems maintenance and circuit costs to accommodate growth. Also included in this increase is $786,000 of costs related to LPSS activity.

        Wireless sales and marketing expenses increased 75%, from $1.2 million in 2000 to $2.1 million in 2001, representing 27% and 18% of Wireless revenue for such periods, respectively. The increase in Wireless sales and marketing expenses is due to increases in product management sales personnel to accommodate growth. Also included in this increase is $217,000 of costs incurred related to LPSS activity.

        Wireless general and administrative expenses increased $371,000, from zero in 2000 to $371,000 in 2001. This increase was due to the addition of dedicated management personnel to manage and grow this business unit.

        Wireless net loss remained relatively flat at $3.0 million in 2001 and $2.4 million in 2000. However, the 2000 net loss included a $900,000 charge related to the cumulative effect of a change in accounting principle. Net of the cumulative effect of change in accounting principal, wireless net loss increased $900,000 due to implementation of services to new customers and hiring of additional employees to support expanded operations.

  Direct Business Unit

        Direct revenue increased 179%, from $2.9 million in 2000 to $8.1 million in 2001. Direct revenue increased due to fees recognized for enhanced services, revenues related to our IntelliCastSM systems and approximately $2.4 million of maintenance and systems revenue related to the call handling division acquired in the LPSS transaction. The Texas subscriber base grew to 7.1 million in 2001, a 3% increase from December 31, 2000. The IntelliCastSM subscriber base grew to 2.3 million in 2001, a 230% increase from December 31, 2000.

        Direct costs increased 58%, from $4.8 million in 2000 to $7.6 million in 2001, representing 166% and 90% of related revenue for such periods, respectively. Costs increased due to the additional personnel and costs associated with an increased subscriber base in Texas and IntelliCastSM contracts as well as an additional $2.2 million of costs related to the cost of systems sold to customers by the call handling division acquired in the LPSS acquisition.

        Direct sales and marketing expenses increased 36%, from $1.4 million in 2000 to $1.9 million in 2001, representing 48% and 23% of related revenue for such periods, respectively. The increase in sales and marketing costs is due to the addition of personnel in the call handling division acquired in the LPSS acquisition.

        Direct general and administrative expenses decreased 37%, from $308,000 in 2000 to $195,000 in 2001, representing 11% and 2% of related revenue for such periods, respectively. This decrease was primarily due to a reduction in bonuses paid out in 2001 as well as a reduction in commissions in 2001.

        Direct net loss decreased $2.1 million from $3.7 million in 2000 to $1.6 million in 2001. Gross margins improved in 2001 to 16%, from a negative 65% in 2000. The gross margin improvement was primarily attributable to the integration of the LPSS call handling business, which included sales of systems to customers at higher operating margins. We also implemented cost control initiatives, which resulted in a decline in operating expenses, as a percentage of revenue, from 77% in 2000 to 31% in 2001.

  Corporate Business Unit

        Corporate sales and marketing expenses increased 6%, from $3.6 million in 2000 to $3.8 million in 2001, representing 8% and 5% in total revenue for such periods, respectively. Corporate sales and marketing expenses increased due to additional personnel and public relations charges.

        Corporate general and administrative expenses increased 83%, from $8.3 million in 2000 to $15.2 million in 2001, representing 19% of total revenue for both periods. Corporate general and administrative expenses increased due to the amortization of intangibles acquired as a result of the LPSS acquisition of approximately $2.9 million, increased headcount to accommodate growth in our corporate support departments and personnel acquired from the LPSS acquisition. Beginning on January 1, 2002, we ceased amortization of goodwill and the workforce intangible.

        Corporate research and development expenses increased 52%, from $4.2 million in 2000 to $6.4 million in 2001, representing 10% and 8% of total revenue for such periods, respectively. Corporate research and development expenses increased due to labor and associated travel and consulting costs related to the research and development of new product offerings prior to obtaining technological feasibility.

        Other expenses increased from income of $712,000 in 2000 to an expense of $579,000 in 2001 due to lower interest income from investments and increased interest expense related to our new capital equipment leases and line of credit facility.

        We incurred operating losses in 2000 and 2001 and concluded the criteria for recognition of additional deferred tax assets was not met. Consequently, no benefit for income taxes was reflected in our statement of operations and there was no tax provision for either year.

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

Liquidity and Capital Resources

        Since our inception we have funded our operations with cash provided by operations, supplemented by equity and debt financing and leases on capital equipment. As of December 31, 2002, we had approximately $12.9 million in cash and cash equivalents. We generated $18.0 million of cash flow from operations during 2002.

        We repaid $4.7 million and $4.1 million of capital lease obligations during the years ended December 31, 2002 and 2001, respectively. Additionally, we used $16.0 million and $7.0 million in the years ended December 31, 2002 and 2001, respectively, for the purchase of property and equipment and $8.9 million and $3.3 million for capitalized software development costs in each of those years, respectively.

        On September 26, 2002, we renegotiated our revolving line of credit, which is available to meet operating needs. Borrowing availability may not exceed the lower of: (i) $20 million; or (ii) 85% of our eligible accounts receivable as defined in the line of credit agreement. The interest rate on amounts borrowed under the line of credit is equal to the prime rate plus 1.5% per annum, which was 5.75% as of December 31, 2002. The line of credit matures on July 31, 2004, requires a $2.0 million minimum balance to be maintained and is collateralized by accounts receivable and certain other assets. As of December 31, 2002, $8.0 million was outstanding and an additional $4.5 million was available for additional borrowings. An additional $750,000 is being utilized to satisfy letter of credit obligations.

        We also have access to a maximum of $10.5 million through capital lease lines with two entities. The interest rate is equal to the entities' cost of funds at the time of each lease. Each lease schedule is collateralized by the assets that are being leased and is subject to review and approval by the lessor at the time of our application. Each lease has its own termination date, typically 36 months. As of December 31, 2002, we have utilized approximately $8.0 million of the $10.5 million available under the capital lease lines.

        On September 30, 2002, we secured a term loan for $3.0 million from GE Capital, payable in monthly installments through September 1, 2005. The interest rate on this term loan was 5.75%, equal to the prime rate plus 1.5% per annum. The proceeds of this loan were used to purchase certain hardware and software related to the expanded Phase II Wireless service offering.

        We have an obligation to purchase inventory from Lucent as part of the acquisition of LPSS that is payable to Lucent in four equal installments beginning in August 2002 and ending in May 2003. During 2002, we remitted the first and second of four $1.2 million payments to Lucent.

        The following summarizes our significant contractual obligations, which are comprised of our operating and capital lease obligations, term loan, line of credit and note payable to Lucent at December 31, 2002, and the effect these significant contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	December 31,
	2003	2004	2005	2006	2007	Thereafter	Total
Operating leases	$4,090	$4,071	$4,089	$3,922	$4,319	$13,995	$34,486
Capital leases	3,495	2,322	370	—	—	—	6,187
Term loan	917	1,000	833	—	—	—	2,750
Line of credit	—	8,000	—	—	—	—	8,000
Note payable to Lucent	2,395	—	—	—	—	—	2,395

Total commitments	$10,897	$15,393	$5,292	$3,922	$4,319	$13,995	$53,818

  Assessment of Future Liquidity

        In 2003, we anticipate that we will spend between $4 million and $5 million for the purchase of capital assets, between $5 million and $7 million for capitalized software development, and between $1 million and $2 million on additional leasehold improvements for our new corporate headquarters building in Longmont, Colorado.

        Based on available cash resources, anticipated capital expenditures and projected free cash flow (cash flow from operations less investments in capital expenditures and capitalized software development projects), we believe that we will be able to adequately fund our operations through 2003. In making this assessment, we have considered:

  •
  Our consolidated cash and cash equivalents of $12.9 million as of December 31, 2002;

  •
  The availability of up to $4.5 million of funding related to our revolving credit facility as of December 31, 2002 and an additional $2.5 million in our equipment lease line of credit;

  •
  The anticipated level of capital expenditures during 2003; and

  •
  Presently scheduled debt service requirements during 2003; and

  •
  Our expected issuance and subsequent redemption of preferred stock pursuant to the earn-out obligation incurred in our May 2001 acquisition of Lucent Public Safety Systems.

        The availability of borrowings under our credit facility and lease line of credit is subject to certain covenants and limitations, and we cannot be sure that those covenants will be met. The instruments relating to our financing arrangements contain provisions that limit the amount of borrowings that we may incur. The terms of the credit facility and lease line of credit also require us to maintain compliance with specified operating and financial covenants or ratios, including specified covenants and ratios related to quick ratios, fixed charge coverage ratios and total indebtedness ratio.

        We rely on contracts from a limited number of significant telecommunications customers. In 2002, approximately 56 percent of our revenue was derived from four customers: BellSouth, Qwest, SBC and Verizon. We believe that these customers and others may continue to represent a substantial portion of our total revenue in the future. These contracts begin to expire in the latter half of 2004. As we enter negotiations to renew these contracts, we anticipate that customers may demand price or other contractual concessions. Moreover, existing contract provisions allow these customers and others to cancel their contracts in the event of changes in regulatory, legal, labor or business conditions. Moreover, our customers could decide to develop and utilize their own proprietary 9-1-1 software and to perform internally the services that they presently outsource to us. Contract concessions, or the loss of a major customer, could have a material adverse effect on our liquidity, financial condition and results of operations.

        We provide wireline and wireless E9-1-1 database management and related network services for the State of Texas pursuant to a service agreement ("Agreement") that we entered in November 1998. The Agreement is scheduled to terminate in July 2004, subject to renewal by the State of Texas for up to five more years. In February 2003, we filed suit in a Texas County District Court against the Texas Commission on State Emergency Communications ("CSEC") and numerous other defendants for failure to pay amounts due and payable to Intrado for certain wireless services rendered pursuant to the Agreement. As of December 31, 2002, the amount due and payable was approximately $500,000. Thus, we may need to amend the claim to include additional amounts owed. The defendants allege that they are immune from suit under principles of sovereign immunity. In correspondence that could become relevant to the lawsuit, CSEC also alleges that we have breached the Agreement by improperly billing the defendants for wireless services and that the Agreement should be terminated. We are confident that we will eventually prevail on the merits and collect amounts due and payable; however, we are not able to predict the outcome with certainty. If we do not succeed in our suit against CSEC or if CSEC does not fulfill its obligations under the E9-1-1 database service agreement, our liquidity, revenue and operating results could be adversely affected. Even if we prevail, there may be significant delays in the judicial process that in turn could cause delays in the receipt of payment. See "Item 3. Legal Proceedings."

        If extraordinary business opportunities arise in the future, we may enter into discussions with third parties regarding potential equity investments and debt financing arrangements to satisfy actual or anticipated capital needs. At present, we have no legally binding commitments or understandings with any third parties to obtain any material amount of equity or debt financing other than those described in this report.

        As of December 31, 2002, we had NOL carryforwards of approximately $6.8 million available to offset future net income for U.S. federal income tax purposes. We are currently pursuing a change in tax treatment for capitalized software which could increase our net operating loss carryforward to $20 million. The effect of this proposed change has not been reflected in our financial statements as of December 31, 2002. During the year ended December 31, 2002, we recorded an income tax benefit of $6.0 million through the reversal of valuation allowances for previously generated NOL carryforwards and net increases in deferred tax assets because we believe the criteria for recognition was met. We believe that, based on our available NOL carryforwards and our forecasted net income for 2003, we will not begin remitting estimated tax payments at the earliest, until sometime in the third quarter ending September 30, 2003. When we do begin remitting estimated tax payments, we estimate that we will be subject to an effective tax rate of 38%.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk to the extent that United States interest rates change. This exposure is directly related to our normal operating and funding activities. The interest payable on our line of credit and term loan is determined based on the prime rate plus 1.5% per annum, and, therefore, is affected by changes in market interest rates. Interest rates on our capital lease lines are dependent on interest rates in effect at the time the lease line is drawn upon. Total liabilities outstanding at December 31, 2002 under the line of credit and capital lease lines were approximately $17.4 million. Based on amounts borrowed as of December 31, 2002, we would have a resulting decline in future annual earnings and cash flows of approximately $174,000 for every 1% increase in prime lending rates. We have no plans to use derivative instruments or engage in hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTRADO INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants

To the Board of Directors and
Stockholders of Intrado Inc.

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Intrado Inc. and its subsidiaries at December 31, 2002 and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based upon our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 25, 2002.

        As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

        As discussed above, the consolidated financial statements of Intrado Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 3, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 3. In our opinion, the transitional disclosures for 2001 and 2000 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

PricewaterhouseCoopers LLP

Denver, Colorado
March 14, 2003

Predecessor Auditor (Arthur Andersen LLP) Opinion

        The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. As discussed in the Summary of Significant Accounting Policies note, in 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). As discussed in the Summary of Significant Accounting Policies note, the corporation has presented the transitional disclosures for 2001 and 2000 required by SFAS No. 142. The Arthur Andersen LLP report does not extend to these changes to the 2001 and 2000 consolidated financial statements. The adjustments to the 2001 and 2000 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

To Intrado Inc.:

        We have audited the accompanying balance sheets of Intrado Inc. (a Delaware corporation formerly known as SCC Communications Corp.) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                      /s/ ARTHUR ANDERSEN LLP

Denver, Colorado,
January 25, 2002.

INTRADO INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$12,895	$15,716
Accounts receivable, net of allowance for doubtful accounts of approximately $589 and $156	14,900	14,555
Unbilled revenue	6,165	84
Inventory	382	6,823
Prepaids and other	1,762	3,902
Deferred contract costs	3,196	1,916
Deferred income taxes	4,091	1,165

Total current assets	43,391	44,161

Property and equipment, net	30,277	17,584
Goodwill, net of accumulated amortization of $1,394	11,716	11,867
Other intangibles, net of accumulated amortization of $3,823 and $1,476	7,934	10,281
Deferred income taxes	8,916	2,911
Deferred contract costs	2,710	3,585
Software development costs, net of accumulated amortization of $2,243 and $1,222	11,760	3,907
Other assets	676	1,139

Total assets	$117,380	$95,435

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,646	$14,432
Current portion of note payable	917	—
Current portion of capital lease obligations	3,131	4,012
Note payable to Lucent	2,395	4,393
Deferred contract revenue	10,280	8,979

Total current liabilities	25,369	31,816

Capital lease obligations, net of current portion	2,689	3,429
Line of credit	8,000	2,000
Other accrued liabilities, net of current portion	1,424	1,270
Note payable, net of current portion	1,833	—
Deferred contract revenue	12,346	7,890

Total liabilities	51,661	46,405
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 15,442,140 and 15,054,102 shares issued and outstanding in 2002 and 2001	15	15
Additional paid-in capital	80,936	75,309
Accumulated deficit	(15,232)	(26,294)

Total stockholders' equity	65,719	49,030

Total liabilities and stockholders' equity	$117,380	$95,435

The accompanying notes to financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2002	2001	2000
Total revenue	$107,714	$78,187	$43,124
Costs and expenses:
Direct costs	56,463	47,201	28,327
Sales and marketing	16,902	13,109	8,869
General and administrative	20,693	16,701	8,884
Asset impairment charge	4,697	—	—
Research and development	2,769	6,423	4,174

Total costs and expenses	101,524	83,434	50,254

Income (loss) from operations	6,190	(5,247)	(7,130)
Other income (expense):
Interest income	158	425	1,147
Interest expense and other	(1,292)	(1,004)	(435)

Income (loss) before income taxes and cumulative effect of change in accounting principle	5,056	(5,826)	(6,418)
Benefit for income taxes	6,006	—	—

Net income (loss) before cumulative effect of change in accounting principle	11,062	(5,826)	(6,418)
Cumulative effect of change in accounting principle, net of tax of $0	—	—	(3,082)

Net income (loss)	$11,062	$(5,826)	$(9,500)

Basic earnings (loss) per share:
Earnings (loss) per share before cumulative effect of change in accounting principle	$0.72	$(0.43)	$(0.57)
Loss per share from change in accounting principle	—	—	(0.27)

Basic net income (loss) per share	$0.72	$(0.43)	$(0.84)

Shares used in computing net loss per share:
Basic	15,263,676	13,456,286	11,257,718

Diluted earnings (loss) per share:
Earnings (loss) per share before cumulative effect of change in accounting principle	$0.67	$(0.43)	$(0.57)
Loss per share from change in accounting principle	—	—	(0.27)

Diluted net income (loss) per share	$0.67	$(0.43)	$(0.84)

Shares used in computing net income (loss) per share:
Fully diluted	16,550,623	13,456,286	11,257,718

The accompanying notes to financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in Thousands)

	Common Stock
			Additional Paid-in Capital	Stock Subscriptions Receivable	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances, at December 31, 1999	11,104,111	$11	$43,925	$(33)	$(10,968)	$32,935
Issuance of common stock under compensation arrangements	383,929	—	889	—	—	889
Issuance of common stock warrants	—	—	373	—	—	373
Net loss	—	—	—	—	(9,500)	(9,500)

Balances, at December 31, 2000	11,488,040	11	45,187	(33)	(20,468)	24,697
Issuance of common stock under compensation arrangements	626,039	1	3,105	—	—	3,106
Issuance of common stock upon exercise of warrants	62,650	—	11	—	—	11
Stock subscription payments	(4,738)	—	(39)	33	—	(6)
Issuance of common stock for acquisition	2,250,000	2	22,299	—	—	22,301
Issuance of common stock in private placement, net of issuance costs of $253	632,111	1	4,746	—	—	4,747
Net loss	—	—	—	—	(5,826)	(5,826)

Balances, at December 31, 2001	15,054,102	15	75,309	—	(26,294)	49,030
Issuance of common stock under compensation arrangements	343,448	—	2,693	—	—	2,693
Issuance of common stock upon exercise of warrants	44,590	—	8	—	—	8
Tax benefit of stock option exercises	—	—	2,926	—	—	2,926
Net income	—	—	—	—	11,062	11,062

Balances, at December 31, 2002	15,442,140	$15	$80,936	$—	$(15,232)	$65,719

The accompanying notes to financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$11,062	$(5,826)	$(9,500)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation and amortization	10,252	8,897	5,408
Stock-based compensation	219	159	373
Accretion of investments in marketable securities	—	(61)	(267)
Non cash interest	201	—	—
Provision for doubtful accounts	433	(28)	126
Asset impairment	4,697	—	—
Cumulative effect of change in accounting principle	—	—	3,082
Loss on disposal of assets	208	83	20
Tax benefit of stock option exercises	2,926	—	—
Change in—
Accounts receivable and unbilled revenue	(6,859)	(6,872)	(4,765)
Inventory	1,744	619	—
Prepaids and other	3,103	(839)	(364)
Deferred costs	(251)	262	(5,363)
Deferred income taxes	(8,931)	—	—
Accounts payable and accrued liabilities	(6,547)	3,764	2,113
Deferred revenue	5,757	6,599	6,323

Net cash provided by (used in) operating activities	18,014	6,757	(2,814)
Cash flows from investing activities:
Acquisition of property and equipment	(15,969)	(6,996)	(6,097)
Purchase of investments in marketable securities	—	—	(10,764)
Sale of investments in marketable securities	—	7,000	17,250
Investment in TechnoCom	(500)	—	—
Deferred acquisition costs	—	—	(1,054)
Software development costs	(8,874)	(3,277)	(327)

Net cash used in investing activities	(25,343)	(3,273)	(992)
Cash flows from financing activities:
Principal payments on capital lease obligations	(4,726)	(4,127)	(1,522)
Proceeds from equipment financing	—	1,624	1,121
Proceeds from line of credit	6,000	11,000	—
Payments on line of credit	—	(9,000)	—
Proceeds from note payable	3,000	—	—
Repayment on payables to Lucent and note payable	(2,248)	—	—
Proceeds from exercise of stock options	1,503	2,332	673
Issuance of stock upon exercise of warrants	8	11	—
Proceeds from sale of stock, net of costs	—	4,747	—
Proceeds from issuance of common stock through employee stock purchase plan	971	609	216

Net cash provided by financing activities	4,508	7,196	488

Net increase (decrease) in cash and cash equivalents	(2,821)	10,680	(3,318)
Cash and cash equivalents, beginning of period	15,716	5,036	8,354

Cash and cash equivalents, end of period	12,895	$15,716	$5,036
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$513	$539	$370

Supplemental schedule of noncash financing and investing activities:
Property and equipment under capital leases and accounts payable	$3,665	$6,326	$11

The accompanying notes to financial statements are an integral part of these consolidated statements.

INTRADO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(1) ORGANIZATION AND BUSINESS

        Intrado Inc., a Delaware corporation (the "Company"), provides emergency-telephony solutions that manage and deliver mission-critical information for telecommunications providers including incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), wireless carriers, state and local governments in the United States and public safety organizations. The Company manages the data that enables 9-1-1 calls to be routed to the appropriate public safety agency with accurate and timely information about the caller's identification, callback number and location. In addition, the Company licenses its software to carriers that wish to manage the delivery of 9-1-1 data management services in-house.

(2) ACQUISITION

        On May 11, 2001, the Company acquired certain assets, and assumed certain liabilities, associated with the call handling and database divisions of Lucent Public Safety Systems ("LPSS"), an internal venture of Lucent Technologies Inc. ("Lucent"). The operating activities associated with the assets and liabilities assumed in this transaction are included in these financial statements from the date of acquisition forward. The Company accounted for this transaction using the purchase method of accounting.

        The Company uses the assets acquired from LPSS to sell 9-1-1 supporting hardware and software technology, including the Palladium[nc_cad,176] call center and data-management systems. A number of telecommunications companies manage their 9-1-1 infrastructures with these newly acquired hardware and software systems. In addition, the Company's systems are used by public safety call centers across the nation to receive and respond to wireline and wireless E9-1-1 calls. Revenue from the acquired assets is variable and includes a combination of monthly recurring revenue and one-time sales of systems.

        As part of the acquisition, the Company:

  •
  issued 2,250,000 shares of its common stock to Lucent;

  •
  agreed to pay approximately $4.8 million to Lucent for inventory, secured by a note payable; and

  •
  agreed to issue, 24 months from the date of closing, up to $32.9 million of mandatorily redeemable, non-voting, preferred stock ("Preferred Stock"), subject to the attainment of specific total combined revenue ("Total Revenue") targets.

        The obligation to purchase approximately $4.8 million of inventory is payable in four equal installments beginning in August 2002 and ending in May 2003 and therefore, was discounted and recorded at $4.1 million as of the date of the acquisition. The discount on this obligation is being amortized to interest expense using the effective interest method.

        In January 2002, Lucent created a new partnership named New Ventures Partners II LP ("NVP II") and transferred its shares of Intrado common stock and its right to receive Intrado Preferred Stock to NVP II.

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

        The commitment to issue Preferred Stock will not be recorded until the targets are met, if at all, and would be treated as an increase in the purchase price and a corresponding increase to goodwill. The Preferred Stock would be recorded at its fair value and accreted to its face value over the redemption period. The accretion would be treated as a dividend, reducing the income available to common stockholders. Over the nineteen-month period beginning on June 1, 2001 and ending on December 31, 2002, the Company recorded approximately $163.0 million in total combined revenue. No dividends will be paid on the Preferred Stock.

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

        Exclusive of future contingent consideration, the recorded purchase price of the gross assets acquired in this transaction was approximately $30.1 million. The purchase price is comprised of 2,250,000 shares of common stock valued at $9.91 per share, issuance of a commitment to purchase inventory from Lucent with a fair value of approximately $4.1 million, approximately $899,000 of liabilities recognized in connection with the acquisition, acquisition fees of approximately $1.5 million paid to investment bankers and other transaction costs of approximately $1.2 million. As part of the acquisition the Company acquired, net tangible assets consisting of inventory valued at approximately $4.1 million and property and equipment valued at approximately $1.0 million. The $25.0 million of purchase price over the estimated fair value of net tangible assets acquired, was allocated to intangible assets as follows: $11.6 million to goodwill; $8.2 million to intellectual property; $3.5 million to customer contracts acquired; and $1.7 million to workforce.

        The Company included $899,000 of costs in the purchase price, all of which are related to estimated transition costs to move new employees out of the Lucent facility and into the Company's facility. The Company recognized $37,000 and $711,000 of these costs related to the move in 2002 and 2001, respectively. The remaining $151,000 was recorded as an adjustment to purchase price and goodwill during 2002.

        The table below represents the consolidated results of operations for the year-ended December 31, 2001, as if the transactions occurred on January 1, 2001 (unaudited, in thousands except per share amounts):

Revenue	$80,463

Net loss from continuing operations	$(13,842)

Net loss	$(13,842)

Basic and diluted loss per share	$(0.97)

        The table below represents the consolidated results of operations for the year-ended December 31, 2000, as if the transactions occurred on January 1, 2000 (unaudited, in thousands except per share amounts):

Revenue	$67,952

Net loss from continuing operations	$(14,486)

Net loss	$(17,568)

Basic and diluted loss per share	$(1.30)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company accounts have been eliminated in consolidation.

Reclassifications

        Certain prior year amounts have been re-classified to conform to the current year's presentation.

Cash and Cash Equivalents

        All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value.

Inventory

        The inventory balance at December 31, 2002, consists of computer upgrades that will be sold to new or existing customers. This inventory will be moved to deferred contract costs when shipped to a customer site as part of a total 9-1-1 solution, and will be expensed as a direct cost as the corresponding revenue is recognized. The Company periodically assesses its inventory to determine market value based upon factors such as replacement costs and recoverable value.

        As part of the original acquisition of Lucent Public Safety Systems in May 2001, the Company acquired a purchase obligation for inventory of $4.8 million. The inventory consisted of eight high capacity, high-speed UNIX servers and software licenses. The obligation to purchase the inventory requires four equal quarterly installment payments of $1.2 million beginning in August 2002 and ending in May 2003. During 2002, the Company remitted the first and second of the payments due to Lucent. At the time each payment is remitted to Lucent, title for 25% of the inventory will transfer to the Company.

        In the second quarter of 2002, management determined that the value of the inventory was impaired. Analysis revealed that there was a significant level of uncertainty regarding the Company's ability to use these assets internally or to sell the assets to its customer base. On April 30, 2002, the original equipment manufacturer ("OEM"), announced they were discontinuing production of this equipment and would no longer provide underlying support and maintenance after December 31, 2007. While management made concerted efforts to sell this inventory since the acquisition date, the "end of life" announcement by OEM had a material adverse impact on various sales channels the Company was pursuing. When the OEM announcement was made, management had already begun to evaluate the potential utility this inventory would provide if deployed internally. The analysis of the potential benefits that could be generated by internal deployment of this inventory was completed in July 2002, but contained a significant amount of uncertainty and risk. Other factors considered by management in making the impairment determination were the historically long sale cycles for this type of equipment and reduced overall capital expenditure forecasts within the Company's customer base.

        Based on the above factors, and the significant level of uncertainty that exists regarding the utility and market value of this equipment, the Company determined that the fair market value was minimal and limited to the value of the software licenses acquired as part of the inventory purchase. As a result, the Company wrote off the entire remaining balance of the inventory.

Property and Equipment

        Property and equipment are carried at historical cost. Depreciation of property and equipment is computed using the straight-line method over estimated useful lives of three to five years for computer hardware and equipment, seven years for furniture and fixtures and the lesser of the asset life or the life of the lease for leasehold improvements. The costs of repairs and maintenance are expensed while expenditures, which extend the useful physical or economic life of property and equipment, are capitalized. Gains and losses on disposition of property and equipment are recognized in operations in the year of disposition.

Goodwill and Other Intangibles

        The Company adopted SFAS No. 141 ("SFAS 141"), "Business Combinations," on July 1, 2001 and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS 142 states that goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to an annual assessment, unless events or changes in circumstances dictate otherwise, for impairment and be written down to its fair value only if the carrying amount is greater than the fair value. In addition, intangible assets will be recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The amount and timing of non-cash charges related to intangibles acquired in business combinations have changed significantly from prior practice.

        The Company has recorded on its balance sheet $11.7 million of goodwill, net, as of December 31, 2002, which relates entirely to the excess of the purchase price over the estimated fair value of net identifiable assets acquired in the May 2001 LPSS acquisition. As part of the adoption of SFAS 142, the Company combined the previously separate workforce intangible of $1.3 million with goodwill. Of the total goodwill, approximately $10.2 million is associated with the ILEC reporting unit and $1.5 million is associated with the Direct reporting unit. As a result of the adoption of SFAS 142, goodwill was not amortized during the year ended December 31, 2002. Prior to 2002, the Company amortized approximately $600,000 of goodwill on a quarterly basis.

        The following table presents the impact of SFAS 142 on net loss as if the standard had been in effect for the year ended December 31, 2001 (dollars in thousands, except per share data):

	Year ended December 31, 2002	Year ended December 31, 2001
Reported net income (loss)	$11,062	$(5,826)
Add back: goodwill amortization	—	1,039
Add back: workforce amortization	—	354

Adjusted net income (loss)	$11,062	$(4,433)

Basic income (loss) per share:
Reported net income (loss)	$0.72	$(0.43)
Add back: goodwill amortization	—	0.08
Add back: workforce amortization	—	0.02

Adjusted basic income (loss) per share	$0.72	$(0.33)

Diluted income (loss) per share:
Reported net income (loss)	$0.67	$(0.43)
Add back: goodwill amortization	—	0.08
Add back: workforce amortization	—	0.02

Adjusted diluted income (loss) per share	$0.67	$0.33

        The Company hired an independent firm to complete both its transitional and annual impairment test, as required under SFAS 142, for the year ended December 31, 2002. The income approach was used to determine the fair value of each reporting unit that had been assigned goodwill. That approach involves discounting each reporting unit's projected free cash flow at its weighted average cost of capital to ascertain whether the fair value is higher than the book value, including goodwill. Using this method, the Company determined that the fair value of each reporting unit with goodwill exceeded its book value. Therefore, in accordance with SFAS 142, no further impairment testing was performed.

        The Company has recorded $7.9 million (net of accumulated amortization of $3.8 million) on its balance sheet relating to acquired intangible assets as of December 31, 2002. The acquired intangible assets include intellectual property and contracts acquired as part of the LPSS acquisition. In accordance with SFAS 142, the Company reevaluated the book value and the useful lives and determined that no adjustments were necessary. Accordingly, the Company continues to amortize the amounts originally assigned to intellectual property and contracts. For the year ended December 31,

2002, the Company recorded approximately $2.3 million of amortization expense related to these separately identifiable intangible assets.

        The following table details the intangibles as of December 31, 2002 by class (dollars in thousands):

	Gross Balance as of December 31, 2002	Accumulated Amortization as of December 31, 2002	Amortization expense Year ended December 31, 2002	Amortization Life
Goodwill and workforce	$13,110	$1,394	$—	N/A
Customer contracts	3,507	1,904	1,169	3 Years
Intellectual property	8,251	1,920	1,178	7 Years

Total	$24,868	$5,218	$2,347

        For the separately identifiable intangible assets above pertaining to contracts and intellectual property, the Company estimates that it will record the following amortization amounts over the next five years:

2003	$2.3 million
2004	$1.6 million
2005	$1.2 million
2006	$1.2 million
2007	$1.2 million

        The following table details the intangibles as of December 31, 2001 by class (dollars in thousands):

	Gross Balance as of December 31, 2001	Accumulated Amortization as of December 31, 2001	Amortization expense Year ended December 31, 2001	Amortization Life
Goodwill and workforce	$13,260	$1,394	$1,394	N/A
Customer contracts	3,507	735	735	3 Years
Intellectual property	8,251	741	741	7 Years

Total	$25,018	$2,870	$2,870

Software

        The Company capitalizes certain internal and external software acquisition and development costs that benefit future years in accordance with the Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), if internal use, or SFAS, No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," if the software is to be sold.

        For software developed for internal use, the Company expenses the costs of developing computer software until the software has reached the application development stage and capitalizes all costs incurred from that time until the software has been installed at which time amortization of the capitalized costs begins. Determination of when the software has reached the application development stage is based upon completion of conceptual designs, evaluation of alternative designs and performance requirements. Costs of major enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred. The determination of when the software is in the application development stage and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain factors, including, but not limited to estimated economic life and changes in software and hardware technology. The Company also contracts with third parties to help develop or test internal use software and generally capitalizes these costs.

        For software developed for external use, the Company expenses the costs of developing computer software until technological feasibility is established and capitalizes all costs incurred from that time until the software is available for general customer release, at which time amortization of the capitalized costs begins. Technological feasibility for the Company's computer software products is based upon the earlier of the achievement of: (a) a detailed program design free of high-risk development issues; or (b) completion of a working model. Costs of major enhancements to existing products are capitalized while routine maintenance of existing products is charged to expense as incurred. The establishment of the technological feasibility and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. The Company also contracts with third parties to develop or test software that will be sold to customers, and generally capitalizes these costs.

        Internal- and external-use capitalized software costs are amortized on a product-by-product basis over a period of three years. The annual amortization related to software to be sold is the greater of the amount computed using (a) the ratio that current gross revenue for a product compares to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, which is typically three years. Amortization expense related to capitalized software costs totaled approximately $1.3 million, $358,000 and $290,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Revenue and Cost Recognition

        The Company generates revenue from all of its five segments, or "business units": ILEC, CLEC, Wireless, Direct and Corporate. The revenue from these business units is derived from monthly data management services, maintenance, systems and new products and professional services.

        Revenue is accounted for as either software revenue and related post-contract support or services revenue in accordance with the guidelines provided by Statement of Position No. 97-2 "Software Revenue Recognition" and Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The Company's policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

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

        Maintenance contracts are sold to customers that purchase database and call handling systems. These contracts designate a specified amount that is to be paid for the support and maintenance services. The fees received for maintenance are accrued and recognized as revenue over the contractual term of the arrangement.

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

        Professional services revenue is generated by providing consulting services and is recognized in the period in which all of the above criteria have been met.

        The Company defers the up-front NRE fee, certain enhancement fees and related incremental costs and recognizes them over the life of each contract, as these fees and costs do not represent the culmination of a separate earnings process and benefit the customer over the life of each contract. The adoption of SAB 101 required the Company to reflect a cumulative effect of change in accounting principles of approximately $3.1 million as if SAB 101 had been implemented on January 1, 2000.

        As of December 31, 2002, the Company has total deferred contract revenue of approximately $22.6 million and deferred contract costs of approximately $5.9 million. Of the total deferred contract revenue at December 31, 2002, the Company anticipates that approximately $10.3 million will be recognized in 2003 in full when all the revenue recognition criteria noted above have been met. Approximately $2.0 million of this amount is included in accounts receivable as of December 31, 2002. As of December 31, 2002, the non-current deferred revenue balance of approximately $12.3 million represents NRE fees and certain enhancements related to monthly data management revenue discussed above. A portion of the non-recurrent deferred revenues amounts relates to contracts for which the start of the contract period has not yet been established. As a result, the exact periods for which these amounts will be recognized is not yet known. The amount of deferred revenue; net of deferred costs, relating to these contracts is approximately $515,000. These amounts are expected to be fully recognized by December 31, 2005. The remaining deferred revenue, net of deferred costs will be recognized as follows (in thousands):

2003	$7,084
2004	6,611
2005	2,306
2006	159
2007	45

$16,205

Direct Costs

        Direct costs include costs related to managing the data, which enables 9-1-1 calls to be routed to the appropriate public safety agency with accurate and timely information about the caller's identification, callback number and location. These direct costs include allocations of facility costs; corporate technical operations support costs and corporate software engineering and maintenance costs, as well as depreciation expense related to equipment used to manage the data.

Research and Development

        Research and development efforts consist of salaries, supplies and other related costs incurred while the Company is developing computer software prior to reaching technological feasibility. These costs are expensed as incurred.

Income Taxes

        The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." The current provision for income taxes represents actual or estimated amounts payable or refundable on tax returns filed each year. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in enacted tax laws is recognized as an adjustment to the tax provision or benefit in the period of enactment. The overall change in deferred tax assets and liabilities during the period is equal to the deferred tax expense or benefit for the period and benefit from stock option exercises. The carrying value of deferred tax assets may be reduced by a valuation allowance if, based upon the judgmental assessment of available evidence, it is deemed more likely than not that some or all of the deferred tax assets will not be realizable.

Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and cash equivalents, accounts receivable and investments in high-grade treasury bonds and commercial paper. The Company maintains its cash balances in the form of bank demand deposits, money market accounts, treasury bonds and commercial paper with original maturities of less than ninety days. The Company's deposits and investments are with financial institutions that management believes are creditworthy and investments that are high-grade. The Company's accounts receivable are from customers that are generally telecommunications service providers; accordingly, the Company's accounts receivable are concentrated in the telecommunications industry. The Company's major customers (Note 15) accounted for 32% and 65% of the Company's accounts receivable as of December 31, 2002 and 2001, respectively. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

        The Company's allowance for doubtful accounts was $589,000 as of December 31, 2002 and the Company recognized $572,000 of additional bad debt expense and $139,000 of charge-offs in 2002.

Fair Value of Financial Instruments

        Financial instruments include cash and cash equivalents, corporate debt securities, accounts receivable and debt obligations. The carrying amounts for cash and cash equivalents and accounts receivable approximate fair market value because of the short maturity of these instruments. The fair value of notes are estimated based on current rates available for debt with similar maturities and securities, and at December 31, 2002 and 2001, approximates the carrying value.

Stock-Based Compensation Plans

        At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, ("APB 25") "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands except per share amounts):

	2002	2001	2000
Net income (loss), as reported	$11,062	$(5,826)		$(9,500)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(4,853)	(3,292)		(1,271)

Pro forma net income (loss)	$6,209	$(9,118)		$(10,771)

Earnings per share:
Basic—as reported	$0.72	$(0.43)		$(0.84)
Basic—pro forma	$0.41	$(0.68)		$(0.96)
			$
Diluted—as reported	$0.67	$(0.43)		$(0.84)
Diluted—pro forma	$0.38	$(0.68)		$(0.96)

Impairment of Long-Lived Assets

        The Company reviews its long-lived assets for impairment, excluding goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets.

Comprehensive Income

        Comprehensive income (loss) includes all changes in stockholders' equity during a period from non-owner sources. Since inception, comprehensive income (loss) has been the same as net income (loss).

Earnings Per Share

        Basic earnings (loss) per share is determined by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted income (loss) per share includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. Potentially dilutive common stock options were included in the calculations of diluted income per share in 2002; these options totaled 249,769. Potentially dilutive common stock options were excluded from the calculation of diluted income per share in 2001 and 2000, because their effect is antidilutive; these options totaled 1,745,279 and 858,984, respectively. The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Numerator:
Net income (loss)	$11,062	$(5,826)	$(9,500)

Denominator:
Basic income (loss) per share—weighted average shares outstanding	15,264	13,456	11,258
Dilutive effect of common stock equivalents	1,287	—	—

Diluted income (loss) per share—adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	16,551	13,456	11,258

Basic net income (loss) per share	$0.72	$(0.43)	$(0.84)

Diluted net income (loss) per share	$0.67	$(0.43)	$(0.84)

(4) Recently Issued Accounting Pronouncements

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

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has not had, nor does the Company believe it will have, a material impact on its current or prospective financial statements.

        In December 2002, the FASB issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-based Compensation—Transition and Disclosure." SFAS 148 permits three transition methods if a company decides to adopt the fair value based method (under SFAS No. 123) of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of comparable information regardless of whether, when or how an entity adopts the fair value based method of accounting and changes certain disclosure requirements for companies that do not adopt the fair value method under SFAS No. 123. The adoption of SFAS 148 has not had, nor does the Company believe it will have, a material impact on its current or prospective financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 has not had, nor does the Company believe it will have, a material impact on its current or prospective financial statements.

(5) PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

	December 31,
	2002	2001
Computer hardware and equipment	$51,247	$39,444
Furniture and fixtures	2,275	2,263
Leasehold improvements	7,140	1,651

	60,662	43,358
Less accumulated depreciation and amortization	(30,385)	(25,774)

	$30,277	$17,584

        Depreciation expense on property and equipment totaled approximately $6.7 million, $5.7 million and $5.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(6) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2002	2001
Accounts payable	$2,871	$4,622
Payroll-related accruals	2,649	3,417
Other accrued liabilities	3,126	6,393

	$8,646	$14,432

(7) STOCKHOLDERS' EQUITY

Warrants

        During the second quarter of 2000, the Company issued a warrant to purchase 100,000 shares of the Company's common stock to an investor relations consulting firm for services to be provided over a one-year period. The fair value of this warrant was determined to be $273,000 and was recognized as general and administrative expense over the one-year service period on a straight-line basis. The fair value was calculated using the Black Scholes option-pricing model with the following assumptions: risk free interest rate of 6.0%; contractual life of 2 years; no dividend yield; and 78% volatility. The warrant exercise price was $6.031 per share and expired in April 2002.

        The Company issued another warrant during the second quarter of 2000 to purchase 36,590 shares of the Company's common stock to a marketing firm. The fair value of this warrant was determined to be $100,000 and was expensed as marketing costs as services were provided during the three months ended September 30, 2000. The fair value was calculated using the Black Scholes option-pricing model with the following assumptions: risk free interest rate of 6.0%; contractual life of 2 years; no dividend yield; and 78% volatility. The warrant exercise price was $6.031 per share and expired in April 2002.

        During May 2001 the Company issued a warrant to purchase 31,605 shares of the Company's common stock as a finder's fee as part of the private placement on May 2, 2001.

        During 2002 and 2001, the Company issued 44,590 and 62,650, respectively, shares of common stock upon exercise of warrants.

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

        The fair value of the warrant was determined to be $168,000 and the Company recorded a value of $165,000, which was calculated using the relative fair value allocation of proceeds received between the stock and warrant issued. The issuance of the warrant and fees paid were treated as costs associated with raising capital. The fair value was calculated using the Black Scholes option-pricing model with the following assumptions: risk free interest rate of 5.0%; contractual life of 5 years; no dividend yield; and 94% volatility.

        The Company used the net offering proceeds of approximately $4.8 million for general corporate purposes during the years ended December 31, 2002 and 2001, including:

  •
  repaying its obligations as they became due;

  •
  financing capital expenditures, including acceleration of the Company's wireless deployments and development of the Company's coordinate routing database; and

  •
  working capital.

Stock Option Plan

        As of December 31, 2002, the Company has a total of 79,877 shares of common stock available for issuance under the 1998 Stock Incentive Plan ("1998 Plan"). Under the terms of the 1998 Plan, the shares reserved for issuance automatically increase on the first trading day of each calendar year by 3% of the number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year. The share reserve was increased by 463,406, 451,765 and 344,641 shares under this provision in 2003, 2002 and 2001, respectively. The 1998 Plan allows for issuances of options to employees, officers, non-employee board members and consultants.

        SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB 25, provided that pro forma disclosures are made of net income or loss assuming the fair value based method of SFAS 123 had been applied. The Company has elected and continues to account for its stock-based compensation plans under APB 25. Accordingly, for purposes of the pro forma disclosures presented in Note 3, the Company has computed the fair values of all options granted under the 1998 Plan during 2002, 2001 and 2000, using the Black-Scholes option pricing model and the following weighted average assumptions:

	2002	2001	2000
Risk-free interest rate	6.00%	4.59%	6.07%
Expected dividend yield	0.00%	0.00%	0.00%
Estimated life	4.2 years	4.2 years	4.2 years
Volatility	81.99%	89.21%	107.900%

        To estimate lives of options for this valuation, it was assumed options would be exercised upon becoming fully vested and all options will eventually become fully vested. Cumulative compensation costs recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. The expected volatility refers to the volatility of the Company's common stock over the expected life of a given option. In 2002 and 2001, the Company used the actual volatility of its common stock over a one-year period to estimate the volatility of options issued.

        The total fair value of options granted under the 1998 Option Plan was computed to be approximately $6.7 million, $11.7 million and $6.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts are amortized ratably over the vesting periods of the options or recognized at date of grant if no vesting period is required. Pro forma stock-based compensation, net of the effect of forfeitures, was $4.9 million, $3.3 million and $1.3 million for 2002, 2001 and 2000, respectively.

        The following table summarizes information about the options outstanding at December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding at 12/31/02		Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
$0.30 - $6.00	342,124	6.37	$4.56	242,569	$4.37
$6.03 - $6.13	283,100	7.12	6.11	186,880	6.12
$6.25 - $6.75	612,815	7.77	6.72	294,726	6.70
$7.03 - $7.88	60,529	7.76	7.49	27,898	7.53
$8.28 - $8.28	380,000	8.29	8.28	180,000	8.28
$8.34 - $8.50	21,480	7.73	8.47	11,220	8.48
$9.75 - $9.75	544,000	9.76	9.75	0	0
$9.90 - $9.90	528,386	8.36	9.90	184,286	9.90
$10.00 - $15.80	348,307	8.95	14.63	58,872	14.24
$17.40 - $32.86	254,000	8.86	20.77	43,440	21.49

	3,374,741	8.25	$9.51	1,229,891	$7.78

        A summary of stock options under the 1998 Plan as of December 31, 2002, 2001 and 2000 and changes during the years then ended are presented below:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,013,784	$8.59	2,190,734	$5.67	1,655,864	$4.15
Granted	935,750	12.10	1,555,459	11.29	1,338,306	6.64
Exercised	(250,946)	6.06	(531,425)	4.32	(323,626)	1.92
Canceled	(323,847)	11.12	(200,984)	8.86	(479,810)	5.65

Outstanding at end of year	3,374,741	$9.51	3,013,784	$8.59	2,190,734	$5.67

Options exercisable at year-end	1,229,891		558,574		568,342

Weighted average fair value of options granted	$7.17		$7.55		$5.06

Employee Stock Purchase Plan

        On March 18, 1998, the Company adopted an employee stock purchase plan ("ESPP") under which eligible employees may contribute up to 10% of their salaries through payroll deductions to purchase shares of the Company's common stock. The offering periods are successive six-month periods starting January 1 and July 1 of each year. At the end of each offering period, amounts contributed by employees will be used to purchase shares of the Company's common stock at a price equal to 85% of the lower of the closing price of the common stock on the first day or last day of the offering period. The Company's board of directors has authorized the issuance of up to 200,000 shares under the ESPP and may terminate the ESPP at any time. At March 1 of each year, the shares available under the ESPP will be restored to 200,000, although the Company's board of directors may elect to restore a lesser number of shares. The Company issued 84,275, 84,953 and 54,386 shares under the ESPP in 2002, 2001 and 2000, respectively. In addition, the Company issued 8,227 shares of common stock to board members for services rendered during the year ended December 31, 2002.

(8) CAPITALIZED LEASE OBLIGATIONS

        The Company had capitalized lease obligations for equipment due on various dates through 2005 of $5,820,000 and $7,441,000 as of December 31, 2002 and 2001, respectively. There is approximately $321,000 of imputed interest on these leases at December 31, 2002 and the interest rates range from 4.91% to 9.5% per annum. These lease obligations are collateralized by the related assets with a net book value of $8,217,000 and $5,505,000 as of December 31, 2002 and 2001, respectively.

        Maturities of capital lease obligations as of December 31, 2002, are as follows (in thousands):

2003	$3,495
2004	2,322
2005	370
Thereafter	—

Total minimum lease payments	6,187
Less—Amount related to interest	(367)

Principal portion of future obligations	5,820
Less—Current portion	(3,131)

$2,689

(9) LINE OF CREDIT AND NOTE PAYABLE

        As of December 31, 2002, the Company owed $8 million on a revolving line of credit arrangement and an additional amount of $750,000 was utilized to satisfy letter of credit obligations. Borrowing availability under the line of credit, is not to exceed $20 million and is further limited to 85% of the Company's eligible accounts receivable, as defined in the line of credit agreement. The interest rate on amounts borrowed under the line of credit is equal to the prime rate plus 1.5% per annum (5.75% as of December 31, 2002). The line of credit matures on July 31, 2004, requires a $2.0 million minimum balance and is collateralized by accounts receivable.

        During 2002, the Company secured a term loan for $3.0 million from GE Capital, payable in monthly installments through September 1, 2005. The interest rate on this term loan is equal to the prime rate plus 1.5% per annum. The proceeds of this loan were used to purchase certain hardware and software related to the PDE Wireless product offering.

        Maturities of the term loan as of December 31, 2002, are as follows (in thousands):

2003	$917
2004	1,000
2005	833
Thereafter	—

Principal portion of future obligations	2,750
Less—Current portion	(917)

$1,833

        The terms of the revolving line of credit, term loan and capital lease obligations require the Company to maintain compliance with certain financial covenants, including current asset ratios and total indebtedness ratios. As of December 31, 2002, the Company was in compliance with all operating and financial debt covenants.

(10) COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company leases its office and research facilities and certain equipment under operating lease agreements which expire through December 2009. Some lease terms contain escalation clauses and the total amount of rent is expensed on a straight-line basis over the term of the lease. Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $4.4 million, $3.2 million and $1.6 million, respectively. Future minimum lease obligations under these agreements are as follows (in thousands):

2003	$4,090
2004	4,071
2005	4,089
2006	3,922
2007	4,319
Thereafter	13,995

$34,486

Litigation

        The Company is subject to various claims and business disputes in the ordinary course of business, none of which are considered to be material to the operations of the Company except for the following.

        The Company provides wireline and wireless E9-1-1 database management and related network services for the State of Texas pursuant to a service agreement ("Agreement") that the Company entered in November 1998. On February 4, 2003, the Company filed suit in the District Court of Travis County, Texas, 250th District, against the Texas Commission on State Emergency Communications

("CSEC") and numerous other defendants for failure to pay amounts due and payable to Intrado for certain wireless services rendered pursuant to the Agreement. As of December 31, 2002, the amount due and payable was approximately $500,000. The defendants allege that they are immune from suit under principles of sovereign immunity. The Company is confident that it will eventually prevail on the merits and collect amounts due and payable.

        The Agreement is scheduled to expire in July 2004, subject to renewal by the State of Texas for up to five more years. In correspondence that could become relevant to the lawsuit, CSEC has alleged that the Company has breached the Agreement by improperly billing the defendants for wireless services and that the Agreement should be terminated. The Company believes that all of CSEC's allegations are baseless and have elected not to terminate the Agreement. Instead, the Company is insisting upon full performance under the Agreement by all parties, including the State of Texas' obligation to pay for services rendered. In contradiction of CSEC's position, the Company has received correspondence from the defendants' legal counsel indicating that the defendants will continue to pay for services as they are rendered, except for certain wireless services that are at issue in the lawsuit.

        The Company has agreements whereby it indemnifies officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at the Company's request. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits exposure and the Company believes that this policy would enable it to recover a portion, if not all, of any future indemnification payments. As a result of its insurance policy coverage, the Company believes that its estimated exposure on these indemnification agreements is minimal.

        The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any patent, or any copyright or other intellectual property infringement claim by any third party, including customers, with respect to the Company's products. The term is any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is minimal.

(11) INCOME TAXES

        For income tax return reporting purposes, the Company has approximately $6.8 million of net operating loss carryforwards and approximately $2.6 million of tax credit carryforwards available to offset future federal taxable income or federal tax liabilities in the United States. The Company is currently pursuing a change in tax treatment for capitalized software which could increase its net operating loss carryforward to $20 million. The effect of this proposed change has not been reflected in the Company's financial statements as of December 31, 2002. These carryforwards expire at various dates through 2022.

        Deferred income tax assets and liabilities at December 31, 2002 and 2001, were as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Accrued liabilities and other	$1,482	$1,165
Amortization of goodwill and intangibles	959	699
Equipment impairment	1,401	—
Net operating loss carryforwards	2,609	7,390
Tax credit carryforwards	2,620	851
Deferred revenue	5,770	2,450
Deferred rent expense	545	518

Total deferred tax assets	15,386	13,073
Deferred tax liabilities:
Depreciation differences	(2,379)	(1,601)

Total deferred tax assets	(2,379)	(1,601)
Less—Valuation allowance	—	(7,396)

Net deferred tax asset	$13,007	$4,076

        During the year ended December 31, 2002, the Company reversed valuation allowances previously recorded for net operating loss carryforwards and for temporary differences between book and tax based upon the Company's estimate that it would be more likely than not that it would realize the benefits for these assets in the future.

        During the year ended December 31, 2001, the Company did not record an income tax benefit for any currently generated net operating loss carryforwards or net increases in deferred tax assets because the Company believed the criteria for recognition was not met. This was affected by increasing the valuation allowance to completely offset the increase in the Company's net deferred tax assets.

        The components of the benefit for income taxes attributable to income from operations as of December 31, 2002, 2001 and 2000, were as follows (in thousands):

	December 31,
	2002	2001	2000
Current provision	$—	$—	$—
Deferred benefit, federal and state	6,006	—	—

Income tax benefit	$6,006	$—	$—

        A reconciliation of income tax benefit computed by applying the federal income tax rate of 35% and 34% to income (loss) from continuing operations before income taxes as of December 31, 2002, 2001 and 2000, is as follows (in thousands):

	December 31,
	2002	2001	2000
Computed normal tax (benefit) expense	$1,770	$(1,981)	$(3,230)
Tax effect of permanent differences and other	(187)	144	(83)
State tax, net of federal tax impact	164	(175)	(285)
Tax credit	(357)	(51)	—
Change in valuation allowance attributable to continuing operations	(7,396)	2,063	3,598

Income tax benefit	$(6,006)	$—	$—

        The Company received a tax deduction for compensation in excess of compensation expense recognized for financial purposes. Such benefit arises from an increase in the market price of the stock under employee option agreements between the measurement date (as defined in APB No. 25) and the date at which the compensation deduction for income tax purposes is determinable. Due to the valuation allowance against the Company's net deferred tax asset, additional paid-in capital was not increased for 2001 or 2000.

(12) REPORTABLE SEGMENTS

        The management approach to segment identification designates the internal organization that is used by management for making operational decisions and assessing performance as the source of the Company's reportable segments. Based on this approach, the Company has five reportable segments, or "business units": ILEC, CLEC, Wireless, Direct, and Corporate. Substantially all of the Company's customers are in the United States. The Company's business units are segmented based on the type of customer each business unit serves. The ILEC, CLEC and Wireless Business Units address ILEC, CLEC and wireless carriers, respectively. The Direct Business Unit addresses sales, either directly or indirectly, to state and local government entities, including IntelliCastSM, the State of Texas and the call handling business acquired from Lucent. The Corporate Business Unit captures costs that are not directly related to a specific business unit, including activity for the NRLLDB. These segments are managed separately because the nature of and the resources used for each segment are unique.

        Revenue and costs are segregated in the Statement of Operations for the reportable segments. The Company does not segregate assets and liabilities between the segments, as it is impractical to do so.

        For the year ended December 31, 2002:

	ILEC	CLEC	Wireless	Direct	Corporate	Total
	(Dollars in Thousands)
Revenue	$55,265	$15,732	$25,801	$10,594	$322	$107,714
Direct costs	26,572	5,275	14,599	8,732	1,285	56,463
Sales and marketing	5,008	1,550	3,714	2,097	4,533	16,902
General and administrative	794	878	910	1,225	16,886	20,693
Asset impairment	—	—	—	—	4,697	4,697
Research and development	—	—	—	—	2,769	2,769

Total	32,374	7,703	19,223	12,054	30,170	101,524
Operating income (loss)	22,891	8,029	6,578	(1,460)	(29,848)	6,190
Other expenses, net	—	—	—	—	(1,134)	(1,134)

Income before income taxes	22,891	8,029	6,578	(1,460)	(30,982	5,056
Income taxes	—	—	—	—	(6,006)	(6,006)

Net income (loss)	$22,891	$8,029	$6,578	$(1,460)	$(24,976)	$11,062

        For the year ended December 31, 2001:

	ILEC	CLEC	Wireless	Direct	Corporate	Total
	(Dollars in Thousands)
Revenue	$44,987	$14,035	$11,093	$8,072	$—	$78,187
Direct costs	22,549	5,393	11,631	7,628	—	47,201
Sales and marketing	3,611	1,710	2,131	1,855	3,802	13,109
General and administrative	582	374	371	195	15,179	16,701
Research and development					6,423	6,423

Total	26,742	7,477	14,133	9,678	25,404	83,434
Operating income (loss)	18,245	6,558	(3,040)	(1,606)	(25,404)	(5,247)
Other expenses, net	—	—	—	—	(579)	(579)

Net income (loss)	$18,245	$6,558	$(3,040)	$(1,606)	$(25,983)	$(5,826)

        For the year ended December 31, 2000:

	ILEC	CLEC	Wireless	Direct	Corporate	Total
	(Dollars in Thousands)
Revenue	$28,757	$7,280	$4,172	$2,915	$—	$43,124
Direct costs	16,469	2,524	4,525	4,809	—	28,327
Sales and marketing	1,830	851	1,153	1,406	3,629	8,869
General and administrative	138	96	—	308	8,342	8,884
Research and development	—	—	—	—	4,174	4,174

Total	18,437	3,471	5,678	6,523	16,145	50,254
Operating income (loss)	10,320	3,809	(1,506)	(3,608)	(16,145)	(7,130)
Other income, net	—	—	—	—	712	712

Net income (loss) from operations before cumulative effect of change in accounting principle	10,320	3,809	(1,506)	(3,608)	(15,433)	(6,418)

Cumulative effect of change in accounting principle	(1,663)	(413)	(887)	(119)	—	(3,082)

Net income (loss)	$8,657	$3,396	$(2,393)	$(3,727)	$(15,433)	$(9,500)

(13) EMPLOYEE BENEFIT PLAN

        The Company has a 401(k) plan under which eligible employees may defer up to 15% of their compensation subject to a maximum annual amount of $10,500. The Company may make matching contributions and discretionary contributions if approved by the board of directors. The Company matches 50% of employee contributions up to 6% of the employee's salary to the extent these matching contributions did not exceed $1,000 in 2000, and $2,000 in 2001 and 2002. Matching contributions vest 35%, 70% and 100% for one, two and three years of service, respectively. The total expense related to the employer match was approximately $802,000, $625,000 and $239,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Employee and employer contributions are not directly invested in Company stock.

(14) RELATED PARTY TRANSACTIONS

Lucent and NV Partners II L.P.

        As discussed in Note 2, in May 2001, the Company acquired certain assets, and assumed certain liabilities, associated with the call handling and database divisions of LPSS, an internal venture of Lucent Technologies Inc. ("Lucent").

        The Company also provides maintenance services to Lucent customers on database and call handling contracts on a subcontracted basis. Because these contracts were not assigned directly to the Company under the asset purchase agreement, the Company bills Lucent for services rendered and Lucent, in turn, bills the customer. In effect, Lucent serves as a pass-through entity for billing purposes. During 2002 and 2001, the Company recognized approximately $11.2 million and $6.2 million, respectively, in revenue under the sub-contracted services agreement with Lucent. As of December 31, 2002 and 2001, Lucent owes the Company approximately $1.3 million and $416,000, respectively. The payable to Lucent of approximately $2.4 million and $4.4 million at December 31, 2002 and 2001, respectively, represents the obligation incurred to pay for the inventory acquired in the LPSS, including interest.

        The obligation to purchase inventory from Lucent is payable in four equal installments beginning in August 2002 and ending in May 2003. The inventory was written off during the three months ended June 30, 2002 after management determined that the asset value was impaired. However, the cash obligation to pay Lucent going forward remains. During 2002, the Company remitted the first and second of four $1.2 million payments to Lucent.

        The Company issued 2,250,000 shares of common stock in connection with its May 2001 acquisition of LPSS. As of September 30, 2002, 1,792,079 of these shares continue to be held by NV Partners II L.P ("NVP II"), formerly a wholly owned subsidiary of Lucent, and 457,921 shares are held by Lucent.

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

        During the years ended December 31, 2002, 2001 and 2000, the Company recognized approximately $11.0 million, $9.9 million and $9.8 million in revenue, respectively, from the SBC (formerly Ameritech) service agreement. As of December 31, 2002 and 2001, SBC owed the Company approximately $1.9 million and $2.2 million, respectively, for services provided. During the years ended December 31, 2002, 2001 and 2000, the Company paid SBC approximately $2.2 million, $1.6 million and $2.1 million, respectively, pursuant to lease schedules to the master lease agreement. As of December 31, 2002 and 2001, the Company owed approximately $4.0 million and $1.8 million, respectively, pursuant to lease schedules to the master lease agreement. The leases have interest rates ranging from 6.27% to 9.50%, require monthly payments and have expiration dates varying through October 2005.

TechnoCom Corporation

        During the year ended December 31, 2002, the Company purchased 294,118 shares of TechnoCom Corporation's Series A Preferred Stock for $500,000, representing 2.9% of the aggregate dilutive voting power of TechnoCom as of September 30, 2002. The Company does not exercise any control or influence over TechnoCom and does not have any board representation. As a result, the Company has accounted for its investment on a cost rather than equity basis. TechnoCom is under contract to provide development and implementation services to the Wireless business unit in connection with the Company's recently announced PDE (Position Determining Equipment) service offering. TechnoCom also provides subcontracted services to the Company's ILEC customers. During the year ended December 31, 2002, the Company paid TechnoCom $955,000 for their services. During the year ended December 31, 2001, the Company made no payments to TechnoCom.

(15) MAJOR CUSTOMERS

        Revenue from certain customers exceeded 10% of total revenue for each of the respective years as follows:

	2002	2001	2000
SBC	16%	13%	23%
Verizon	16%	12%	—
Bell South	12%	13%	22%
Qwest	12%	12%	21%

        Accounts receivables from certain customers exceeded 10% of total accounts receivables as of December 31 for each of the respective years as follows:

	2002	2001	2000
SBC	10%	34%	23%
Bell South	6%	5%	11%
Qwest	7%	11%	16%
Verizon	9%	15%	—

        Contracts with certain of these customers have a ten-year duration through 2007, and provide for fixed monthly fee based upon the number of subscriber records managed and upon the services selected by the customer. All of these customers are in the Company's ILEC and Wireless Business Units.

(16) QUARTERLY INFORMATION (UNAUDITED)

        The following summarizes selected unaudited quarterly financial information for each of the two years in the period ended December 31, 2002:

	Three months ended,
	March 31,		June 30,		September 30,		December 31,
	2002	2001	2002	2001	2002	2001	2002	2001
	(Amounts in Thousands)
Revenue	$24,239	$13,189	$26,384	$18,318	$27,352	$21,006	$29,739	$25,674
Direct Costs	13,112	9,598	14,033	12,308	13,267	12,963	16,081	12,332
Net income (loss)	$313	$(3,175)	$(2,878)	$(2,315)	$3,946	$(2,204)	$9,681	$1,868

Net income (loss) per share:
Basic	$0.02	$(0.28)	$(0.19)	$(0.18)	$0.26	$(0.15)	$0.63	$0.13
Diluted	$0.02	$(0.28)	$(0.19)	$(0.18)	$0.24	$(0.15)	$0.61	$0.11

        During the quarter ended June 30, 2002, the Company recorded an asset impairment relating to inventory of $4.7 million. In addition, during the quarter ended December 31, 2002 the Company recognized a tax benefit of $6.0 million relating primarily to a reversal of deferred tax valuation allowances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On June 6, 2002 our Board of Directors, based on the recommendation of our Audit Committee, dismissed Arthur Andersen LLP ("Arthur Andersen") as our independent auditors and engaged PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") as our new independent auditors.

        Arthur Andersen's reports on our consolidated financial statements for each of the years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the years ended December 31, 2001 and 2000 and the interim period ending June 6, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        During the years ended December 31, 2001 and 2000 and the interim period ending June 6, 2002, neither we nor anyone acting on our behalf consulted PricewaterhouseCoopers with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K. However, our Audit Committee engaged PricewaterhouseCoopers beginning in November 2001 to perform a limited scope evaluation of our internal control systems. The review was completed in June 2002. The fees paid to PricewaterhouseCoopers for these services were less than $60,000.

        Pursuant to Item 304(a)(3) of Regulation S-K, we provided Arthur Andersen with a copy of the foregoing disclosures and requested that Arthur Andersen provide a letter addressed to the SEC stating whether it agreed with the statements. Arthur Andersen advised us that it had ceased furnishing such letters. After reasonable efforts, we were not able to obtain a letter from Arthur Andersen; accordingly, no such letter has been filed with this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item, will be contained in our definitive Proxy Statement with respect to the 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") and is hereby incorporated by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

        Information required by this item will be contained in the 2003 Proxy Statement and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information required by this item will be contained in the 2003 Proxy Statement and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item will be contained in the 2003 Proxy Statement and is hereby incorporated by reference thereto.

ITEM 14. CONTROLS AND PROCEDURES.

Quarterly Evaluation of Our Disclosure Controls and Internal Controls

        Within the 90 days prior to the date of this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation of our controls was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of our evaluation of controls.

CEO and CFO Certifications

        Appearing immediately following the Signatures section of this Annual Report are two forms of "Certification" of the CEO and the CFO, which are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This section of the Annual Report, which you are currently reading, is the information concerning our evaluation of controls referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

        Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

        Management, including our CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of Our Controls Evaluation

        The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, our implementation of controls and the effect of the controls on the information generated for use in this Annual Report. In the course of our evaluation of controls, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on an annual basis so that the conclusions concerning controls effectiveness can be reported in our Annual Reports on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by personnel in our Finance Department and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

        Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the evaluation of our controls generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the evaluation of our controls, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

        In accordance with SEC requirements, the CEO and CFO note that, since the date of the evaluation of controls to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

        Based upon our evaluation of controls, our CEO and CFO have concluded that our Disclosure Controls are effective to ensure that material information relating to Intrado and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a)
(1)    Financial Statements

    The financial statements filed as part of this report are listed on the index to financial statements on page 42.

  (2)
  Financial Statement Schedules

    All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the Financial Statements or Notes thereto.

  (3)
  Exhibits

Exhibit Number		Description
3.01	(1)	Restated Certificate of Incorporation.
3.02	(2)	Amended and Restated Bylaws.
4.01	(3)	Form of Certificate for Common Stock.
4.02	(3)	Reference is made to Exhibits 3.1 and 3.2.
10.01	(3)	1990 Stock Option Plan.
10.02	(3)	1998 Stock Incentive Plan.
10.03	(3)	1998 Employee Stock Purchase Plan, as amended.
10.04	(3)	Form of Directors' and Officers' Indemnification Agreement.
10.05	(3)†	9-1-1 Services Agreement between Ameritech Information Systems, Inc. and SCC Communications Corp., signed August 31, 1994.
10.06	(3)†	Agreement for Services between SCC Communications Corp. and U S West Communications, Inc. dated December 28, 1995.
10.07	(3)†	Services Agreement No. PR-9026-L between SCC Communications Corp. and BellSouth Telecommunications, Inc. dated October 13, 1995.
10.08	(3)†	Wireless E9-1-1 Agreement between SCC Communications Corp. and Ameritech Mobile Communications, Inc. dated April 1998
10.09	(4)	Genesis Select Corporation and SCC Communications Corp. Common Stock Purchase Warrant Agreement, dated April 19, 2000
10.10	(4)	Leopard Communications and SCC Communications Corp. Common Stock Purchase Warrant Agreement, dated April 19, 2000
10.11	(2)	First Amendment to General Electric Loan and Security Agreement, dated July 1, 2002.
10.12	(1)	Second Amendment to General Electric Loan and Security Agreement, dated September 26, 2002.
23.01	(5)	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

(1)
Incorporated by reference from exhibits included in the Registrant's Form 10-Q for the Quarter ended September 30, 2002.

(2)
Incorporated by reference from exhibits included in the Registrant's Form 10-Q for the Quarter ended June 30, 2002.

(3)
Incorporated by reference from exhibits included in the Registrant's Registration Statement on Form S-1 (File No. 333-49767), as amended.

(4)
Incorporated by reference to identically numbered exhibits included in the Registrant's Form 10-Q for the Quarter ended June 30, 2000.

(5)
Filed herewith.

†
Confidential treatment has been requested for a portion of these exhibits.

(b)
Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 25, 2003.

INTRADO INC. a Delaware Corporation
By:	/s/ MICHAEL D. DINGMAN, JR.
Name:	Michael D. Dingman, Jr.
Title:	Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 25, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ GEORGE K. HEINRICHS George K. Heinrichs	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ MICHAEL D. DINGMAN, JR. Michael D. Dingman, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ STEPHEN O. JAMES Stephen O. James	Director
/s/ DAVID KRONFELD David Kronfeld	Director
/s/ MARY BETH VITALE Mary Beth Vitale	Director
/s/ WINSTON J. WADE Winston J. Wade	Director
/s/ DARRELL A. WILLIAMS Darrell A. Williams	Director

INTRADO INC.

CERTIFICATIONS PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002 AND RULE 13a-14

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, George K. Heinrichs, certify that:

1.
I have reviewed this Annual Report on Form 10-K of Intrado Inc.;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c)
presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ GEORGE K. HEINRICHS George K. Heinrichs

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Michael D. Dingman, Jr., certify that:

1.
I have reviewed this Annual Report on Form 10-K of Intrado Inc.;

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c)
presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ MICHAEL D. DINGMAN, JR. Michael D. Dingman, Jr.

EXHIBIT INDEX(1)

Exhibit Number	Description of Document
23.01	Consent of PricewaterhouseCoopers LLP, Independent Accountants.(2)

(1)
Excludes exhibits incorporated by reference. For a list of exhibits incorporated by reference, refer to "Item 15. Exhibits" above.

(2)
Filed herewith.

QuickLinks

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
INTRADO INC. 2002 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
  ITEM 1. BUSINESS
RISK FACTORS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INTRADO INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants
INTRADO INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)
INTRADO INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in Thousands, Except Per Share Data)
INTRADO INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Dollars in Thousands)
INTRADO INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
INTRADO INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K
SIGNATURES
INTRADO INC. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 AND RULE 13a-14 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
EXHIBIT INDEX