Form 10-Q
period 2003-03-31
INTRADO INC
filed 2003-05-12
CIK 924505

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2003
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of May 1, 2003, there were 15,553,976 shares of common stock outstanding.

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

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our 2002 Annual Report on Form 10-K under the caption "Item 1. Business—Risk Factors," our other Securities and Exchange Commission filings, and our press releases.

PART I—FINANCIAL INFORMATION

INTRADO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data; Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue:
Wireline	$20,871	$19,209
Wireless	8,626	4,873
New markets	372	157

Total revenue	29,869	24,239

Costs and expenses:
Wireline	10,287	9,280
Wireless	5,256	3,461
New markets	1,215	371
Sales and marketing	4,410	4,529
General and administrative	6,097	5,079
Research and development	602	979

Total costs and expenses	27,867	23,699

Income from operations	2,002	540

Other income (expense):
Interest and other income	35	57
Interest and other expense	(266)	(284)

Net income before income taxes	1,771	313
Income tax expense	629	—

Net income	$1,142	$313

Net income per share:
Basic	$0.07	$0.02

Diluted	$0.07	$0.02

Shares used in computing net income per share:
Basic	15,502,936	15,081,952

Diluted	15,862,929	16,772,595

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands; Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$15,527	$12,895
Accounts receivable, net of allowance for doubtful accounts of $637 and $589, respectively	18,857	14,900
Unbilled revenue	438	6,165
Inventory	362	382
Prepaids and other	1,802	1,762
Deferred contract costs	3,077	3,196
	9,931	4,091

Total current assets	49,994	43,391
Property and equipment, net
Goodwill, net of accumulated amortization of $1,394	29,066	30,277
Other intangibles, net of accumulated amortization of $4,410 and 3,823, respectively	17,052	11,716
Deferred income taxes	7,347	7,934
Deferred contract costs	2,507	8,916
Software development costs, net of accumulated amortization of 3,310 and $2,243, respectively	3,027	2,710
Other assets	12,121	11,760
	555	676

Total assets	$121,669	$117,380

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,187	$8,646
Current portion of capital lease obligations	3,217	3,131
Current portion of note payable	917	917
Payable to Lucent	1,198	2,395
Mandatorily redeemable preferred stock payable	1,889	—
Deferred contract revenue	12,286	10,280

Total current liabilities	29,694	25,369

Capital lease obligations, net of current portion	1,762	2,689
Line of credit	8,000	8,000
Deferred rent, net of current portion	1,461	1,424
Notes payable, net of current portion	1,667	1,833
Mandatorily redeemable preferred stock payable	3,447	—
Deferred contract revenue	8,076	12,346

Total liabilities	54,107	51,661

Commitments and contingencies
Stockholders equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 15,547,527 and 15,442,140 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	15	15
Additional paid-in capital	81,637	80,936
Accumulated deficit	(14,090)	(15,232)

Total stockholders' equity	67,562	65,719

Total liabilities and stockholders' equity	$121,669	$117,380

The accompanying notes to financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands; Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$1,142	$313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,032	1,997
Tax benefit for stock option exercises	60	—
Stock-based compensation	—	31
Non-cash interest	—	99
Loss on disposal of assets	9	11
Provision for doubtful accounts	48	71
Deferred income taxes	569	—
Change in:
Accounts receivable and unbilled revenue	1,722	4,273
Inventory	20	1,369
Prepaids and other assets	81	(2,109)
Deferred contract costs	(198)	640
Accounts payable and accrued liabilities	1,367	(4,010)
Deferred revenue	(2,264)	(1,318)

Net cash provided by operating activities	6,588	1,367
Cash flows from investing activities:
Acquisition of property and equipment	(929)	(2,886)
Capitalized software development costs	(1,428)	(2,157)

Net cash used in investing activities	(2,357)	(5,043)
Cash flows from financing activities:
Principal payments on capital lease obligations	(877)	(963)
Payments on payable to Lucent	(1,197)	—
Principal payments on note payable	(166)	—
Proceeds from exercise of stock options	641	163

Net cash used in financing activities	(1,599)	(800)
Net increase (decrease) in cash and cash equivalents	2,632	(4,476)
Cash and cash equivalents, beginning of period	12,895	15,716

Cash and cash equivalents, end of period	$15,527	$11,240

Supplemental schedule of noncash financing and investing activities:
Property and equipment acquired under capital leases	$36	$1,457

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        The unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the consolidated financial position, results of operations and cash flows of Intrado Inc. ("Intrado" or the "Company") for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for subsequent quarterly periods or for the entire fiscal year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Reclassifications

        Certain prior period amounts have been reclassified to conform with the current period's presentation. These reclassifications included changes to the Company's segment reporting (Note 3).

Deferred Contract Costs

        Deferred costs represent computer equipment purchased specifically for a customer's existing system, inventory shipped to a customer site, or up-front implementation costs. These costs will be recognized over the related contract period as the revenue is recognized.

Revenue and Cost Recognition

        The Company generates revenue from all of its three segments, or "business units": Wireline, Wireless and New Markets (Note 3). The revenue from these business units is derived from monthly data management services, maintenance, systems and new products and professional services.

        Revenue is accounted for as either software revenue and related post-contract support or services revenue in accordance with the guidelines provided by Statement of Position No. 97-2 "Software Revenue Recognition" and Staff Accounting Bulletin 101 ("SAB 101") "Revenue Recognition in Financial Statements." The Company's policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

  •
  persuasive evidence of an arrangement exists;

  •
  price is fixed or determinable;

  •
  delivery has occurred or services have been rendered; and

  •
  collectibility is reasonably assured.

        The monthly data management services include revenue from up-front one-time fees and monthly service fees. The Company's one-time up-front services consist primarily of the clean up of the customer's 9-1-1 data records, engineering services to enable the customer's legacy system to interface with Intrado's platform, thereby establishing network connectivity, public safety boundary mapping, customer training and testing. The charges for these services are nonrefundable if the contract is cancelled after the services are performed. After the initial up-front service, data management customers often buy enhancements to these services, such as additional software engineering to improve system functionality or network services to make their network more effective ("Enhancement Services"). The fees received for up-front services and certain Enhancement Services are deferred and recognized as revenue ratably over the remaining contractual term of the arrangement. The Company also receives a monthly service fee to provide ongoing data management services that are required to keep the records current for all subscribers, to maintain and monitor network components and to support and maintain the software and systems required to provide the services. The fees received for these monthly services are recognized as revenue in the period in which all of the above criteria have been met, which is generally the month services are provided.

        Maintenance contracts are sold to customers that purchase database and call handling systems. These contracts designate a specified amount that is to be paid for the support and maintenance services. The fees received for maintenance are accrued and recognized as revenue over the contractual term of the arrangement.

        Systems and new products revenue is recognized from the sales of new database and call handling systems as well as customized solutions sold to existing customers. Software license revenue and related hardware sales are recognized upon execution of a contract and completion of delivery obligations, provided that no uncertainties exist regarding customer acceptance and that collection of the related receivable is reasonably assured.

        Professional services revenue is generated by providing consulting services and is recognized in the period in which all of the above criteria have been met.

        The Company defers one-time up-front fees, certain enhancement fees and related incremental costs and recognizes them over the life of each contract, as these fees and costs do not represent the culmination of a separate earnings process and benefit the customer over the life of each contract.

        As of March 31, 2003, the Company had total deferred contract revenue of $20.4 million and deferred contract costs of approximately $6.1 million. The Company anticipates that approximately $4.6 million of the $20.4 million in deferred contract revenue will be recognized in the second quarter of 2003, when all revenue recognition criteria are expected to be met. Of the total deferred contract revenue, $19.1 million has already been received and $1.3 million is included in accounts receivable as of March 31, 2003. As of March 31, 2003, the total deferred contract revenue balance of $20.4 million represents one-time fees and certain enhancements as services are delivered. The Company estimates that total deferred contract revenue, net of deferred contract costs, will be recognized as follows, for the remainder of 2003 and each year thereafter, (dollars in thousands):

2003	$9,209
2004	3,712
2005	1,097
2006	225
2007	15

Total	$14,258

Software

        The Company capitalizes certain internal and external software acquisition and development costs that benefit future years in accordance with the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), if internal use, or SFAS, No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," if the software is to be sold.

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

        For software developed for external use, the Company expenses the costs of developing computer software until technological feasibility is established and capitalizes all costs incurred from that time until the software is available for general customer release or ready for its intended use, at which time amortization of the capitalized costs begins. Technological feasibility for the Company's computer software products is based upon the earlier of the achievement of: (a) a detailed program design free of high-risk development issues; or (b) completion of a working model. Costs of major enhancements to existing products are capitalized while routine maintenance of existing products is charged to expense as incurred. The establishment of the technological feasibility and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. The Company also contracts with third parties to develop or test software that will be sold to customers, and generally capitalizes these costs.

        Internal-capitalized software costs are amortized on a product-by-product basis using a straight-line method over a period of three years. External use capitalized software costs are amortized over the greater of the amount computed using (a) the ratio that current gross revenue for a product compares to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, which is typically three years.

        For the three months ended March 31, 2003, the Company capitalized $1.4 million of expenses related to software products which reached technological feasibility and recognized $1.1 million in amortization expense related to capital software products. For the three months ended March 31, 2002, the Company capitalized $2.2 million of expenses and amortized $105,000.

Income Taxes

        For the three months ended March 31, 2003, the Company recognized $629,000 of income tax expense, based upon the Company's estimate of a 35.5% effective tax rate for the year ending December 31, 2003. In the 4th quarter of 2002, the Company reversed its valuation allowance for previously recorded net operating loss carryforwards ("NOLs") based upon the Company's estimate that it would be more likely than not that it would realize the benefits for these assets in the future. During the three months ended March 31, 2002, no income tax expense was recorded due to utilization of the Company's previously generated NOL carryforwards.

Stock-Based Compensation Plans

        At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, ("APB 25") "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, ("SFAS 123"), "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net income, as reported	$1,142	$313
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(1,509)	(1,011)

Pro forma net loss	$(367)	$(698)

Earnings (loss) per share:
Basic—as reported	$0.07	$0.02
Basic—pro forma	$(0.02)	$(0.05)
Diluted—as reported	$0.07	$0.02
Diluted—pro forma	$(0.02)	$(0.05)

NOTE 2—INCOME PER SHARE

        The Company presents basic and diluted earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which establishes standards for computing and presenting basic and diluted income per share. Under this statement, basic income per share is determined by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The as-if-converted method is used for convertible securities.

        A reconciliation of the numerators and denominators used in computing per share net income is as follows (dollars in thousands):

	Three Months Ended March 31
	2003	2002
Numerator:
Net income	$1,142	$313

Denominator for basic income per share:
Weighted average common shares outstanding	15,502,936	15,081,952

Denominator for diluted income per share:
Weighted average common shares outstanding	15,502,936	15,081,952
Options issued to employees and warrants outstanding	359,993	1,690,643

Denominator for diluted income per share	15,862,929	16,772,595

NOTE 3—REPORTABLE SEGMENTS

        Effective January 1, 2003, the Company realigned its internal operating units by aggregating similar service offerings under common supervision. As a result, the Company condensed its operating segments into three business units: Wireline, Wireless and New Markets. Wireline includes the former ILEC and CLEC Business Units, the wireline portion of the former Direct Business Unit and the Call Handling Products division. Wireless continues to include services and products related to wireless carriers. New Markets, which carries responsibility for services and products that are in the early stages of development or market penetration, currently includes IntelliCastSM and IntelliBaseSM NRLLDB.

        The Company allocates expenses from corporate support groups to Wireline, Wireless and New Markets based on the percentage of total Company revenue each unit generates in the reported period. The Company believes this methodology improves its financial reporting as each unit is fully burdened with an appropriate allocation of the Company's operating expenses. The expenses allocated from Corporate are shown as a separate line item below direct and indirect costs.

        Corresponding items for segments in periods prior to January 1, 2003 have been reclassified to conform to the Company's new segments. The Company does not segregate assets between segments as it is currently impractical to do so. Revenue and costs are segregated in the following Statements of Operations for the reportable segments.

	For the Three Months Ended March 31, (Dollars in Thousands)
	WIRELINE		WIRELESS		NEW MARKETS		TOTAL
	2003	2002	2003	2002	2003	2002	2003	2002
Data management	$14,177	$13,335	$8,376	$4,373	$372	$157	$22,925	$17,865
Maintenance	3,507	3,060	—	—	—	—	3,507	3,060
Systems	3,125	2,700	—	500	—	—	3,125	3,200
Professional services	62	114	250	—	—	—	312	114

Total revenue	20,871	19,209	8,626	4,873	372	157	29,869	24,239
Direct costs	10,287	9,280	5,256	3,461	1,215	371	16,758	13,112
Indirect business unit overhead	2,082	2,922	1,496	1,268	1,284	142	4,862	4,332
Corporate overhead	4,365	4,957	1,804	1,258	78	41	6,247	6,255

Total costs and expenses	16,734	17,158	8,556	5,987	2,577	554	27,867	23,699
Operating income (loss)	4,137	2,051	70	(1,114)	(2,205)	(397)	2,002	540
Net interest expense	(161)	(180)	(67)	(46)	(3)	(1)	(231)	(227)

Net income (loss) before taxes	3,975	1,871	3	(1,159)	(2,208)	(398)	1,771	313
Income tax expense	629	—	—	—	—	—	629	—

Net income (loss)	$3,346	$1,871	$3	$(1,159)	$(2,208)	$(398)	$1,142	$313

NOTE 4—RELATED PARTY TRANSACTIONS

Lucent Technologies Inc. and NV Partners II L.P.

        In May 2001, the Company acquired certain assets, and assumed certain liabilities, associated with the call handling and database divisions of Lucent Public Safety Systems ("LPSS"), an internal venture of Lucent Technologies Inc. ("Lucent"). As part of the acquisition, the Company:

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

The Company has been working with Lucent and the relevant customers to remove Lucent from the billing process in favor of direct billing between the Company and the customer. For one customer, this change has been successfully implemented and will begin in the quarter ending June 30, 2003; for other customers, discussions are ongoing.

        During the three months ended March 31, 2003, the Company recognized approximately $2.9 million in revenue under the subcontracted services agreement with Lucent. As of March 31, 2003 Lucent owes the Company approximately $667,000. The payable to Lucent of $1.2 million at March 31, 2003 represents the obligation to pay for the inventory acquired in the LPSS acquisition, including interest. This payment will be made in May 2003, per the contractual agreement.

        The obligation to purchase inventory from Lucent is payable in four equal installments beginning in August 2002 and ending in May 2003. The inventory was written off during the three months ended June 30, 2002 after management determined that the asset value was impaired. However, the cash obligation to pay Lucent going forward remained.

        The Company issued 2,250,000 shares of common stock in connection with its May 2001 acquisition of LPSS. As of March 31, 2003, 1,792,079 of these shares continue to be held by NV Partners II L.P. ("NVP II"), formerly a wholly owned subsidiary of Lucent Technologies, Inc. NVP II remains the Company's largest shareholder as of the date of this filing.

        The actual amount of the Preferred Stock to be issued will be determined after a 24-month contingency period that commenced on June 1, 2001 will end on May 31, 2003. The right to receive Intrado preferred stock is currently held by NVP II. If Total Revenue, as defined in the purchase agreement, meets or exceeds the maximum threshold of $258 million for that 24-month period, then NVP II is entitled to the full issuance of $32.9 million in Preferred Stock. If Total Revenue is greater than the minimum threshold of $179 million but less than the maximum threshold of $258 million, NVP II will be entitled to a pro rata issuance of Preferred Stock at a rate of $417,000 for each million dollars of Total Revenue in excess of $179 million. Over the twenty-two month period beginning on June 1, 2001 and ending on March 31, 2003, the Company recorded approximately $192.8 million in Total Revenue. Because the Company's Total Revenue to date exceeds the minimum threshold, the Company recorded a payable of $5.3 million related to the issuance of Preferred Stock and a corresponding increase to goodwill (related to the purchase of LPSS) at March 31, 2003. The Preferred Stock has been treated as a debt instrument due to its underlying characteristics. The Preferred Stock has been recorded at fair value (defined as the present value of future payments using a 6.07% interest rate) and will be accreted to its face value over the redemption period. The accretion will be recorded as interest expense. No dividends will be paid on the Preferred Stock and the Preferred Stock is not convertible to common stock. The Company expects to record an additional $7 to $8 million in Preferred Stock during the three months ending June 30, 2003 based on revenue expectations for the remaining two months of the contingency period—April and May 2003.

        Mandatory redemption of the then-issued Preferred Stock commences 30 days from initial issuance with 33% due on July 1, 2003, 33% due on June 1, 2004 and the remaining 34% due on June 1, 2005. Early redemption is available at the Company's option. The Company must redeem shares of Preferred Stock with 25% of the gross proceeds of any underwritten public offering after June 1, 2003.

SBC Communications Inc. and Ameritech Corporation

        The Company provides data management and consulting services pursuant to a service agreement dated August 31, 1994 with Ameritech Information Systems, a wholly-owned subsidiary of SBC Communications Inc. ("SBC," formerly known as Ameritech Corporation). Under a master lease agreement dated March 11, 1996, the Company leases personal property from Ameritech Credit Corporation, another wholly-owned subsidiary of SBC. Ameritech Information Systems and Ameritech Credit Corporation are affiliates of Ameritech Development Corp., which beneficially owned approximately 1.6 million shares of the Company's common stock until June 2000. A member of the Company's board of directors was a representative of Ameritech Development Corp. at the time the service and master lease agreements were executed.

        Ameritech is also one of the Company's most significant customers, as evidenced by the fact that the Company recognized revenue from SBC for the three months ended March 31, 2003 and 2002 of $2.7 million and $2.6 million, respectively. As of March 31, 2003 and 2002, SBC owed the Company approximately $932,000 and $1.1 million, respectively, for services provided. During the three months ended March 31, 2003 and 2002, the Company paid SBC approximately $435,000 and $476,000, respectively, for leases. As of March 31, 2003 and 2002, the Company owed approximately $3.6 million and $4.1 million, respectively, pursuant to the same leases. The leases have interest rates ranging from 6.27% to 9.5%, require monthly payments and have expiration dates varying through October 2005.

TechnoCom Corporation

        During the year ended December 31, 2002, the Company purchased 294,118 shares of TechnoCom Corporation's Series A Preferred Stock for $500,000, representing 2.9% of the aggregate dilutive voting power of TechnoCom as of September 30, 2002. The Company does not exercise any control over TechnoCom and does not have any board representation. As a result, the Company has accounted for its investment on a cost rather than equity basis. TechnoCom is under contract to provide development and implementation services to the Wireless business unit in connection with the Company's recently announced Position Determining Equipment ("PDE") product offering. TechnoCom also provides subcontracted services to the Company's incumbent local exchange carrier ("ILEC") customers. During the three months ended March 31, 2003, TechnoCom provided total services to the Company of $100,000. During the three months ended March 31, 2002, TechnoCom provided no services to the Company.

NOTE 5—LITIGATION

        The Company is subject to various claims and business disputes in the ordinary course of business, none of which are considered to be material to the operations of the Company except for the following.

        The Company provides wireline and wireless E9-1-1 database management and related network services for the State of Texas pursuant to a service agreement ("Agreement") that was entered in November 1998. On February 4, 2003, the Company filed suit in the District Court of Travis County, Texas, 250th District, against the Texas Commission on State Emergency Communications ("CSEC") and numerous other defendants for failure to pay amounts due and payable for certain wireless services rendered pursuant to the Agreement. As of March 31, 2003, the disputed amount that the Company believe to be due and payable was approximately $500,000. The Company may need to amend its claim in the future to include additional amounts owed. The defendants allege that they are immune from suit under principles of sovereign immunity. The Company is confident that it will eventually prevail on the merits and collect amounts due and payable; however, the Company is not able to predict the outcome with certainty. Even if the Company prevails, there may be significant delays in the judicial process that in turn could cause delays in the receipt of payment.

NOTE 6—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN No. 45 did not have a material effect on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Founded in 1979, Intrado is the leading provider of solutions that accurately manage and efficiently deliver certain mission-critical information for use by telecommunications providers and public safety organizations.

        Intrado's core business supports the nation's 9-1-1 emergency response infrastructure for both wireline and wireless networks, thereby enabling public safety officials to respond to calls for help. In the wireline infrastructure, the data we manage is used to enable a 9-1-1 call to be routed to the appropriate Public Safety Answering Point ("PSAP"). The information provided includes callback data and the caller's location. While allowing the telecommunications carriers to meet state and federal regulatory mandates, this data enables public safety organizations to quickly respond to calls for assistance, anywhere and at anytime, regardless of the caller's location, the communication device used, or the technical protocol employed. Our customers include incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), wireless carriers, and a wide variety of state, local, and federal government agencies.

        We generate revenue from three segments, or "business units:" Wireline, Wireless, and New Markets. The revenue from these business units is derived from monthly data management services, maintenance, sales of hardware and software systems, new products and professional services.

        The following table represents revenue amounts and percentages by business unit (dollars in thousands):

	Three Months Ended March 31,
	Revenue		Percent
	2003	2002	2002	2001
Wireline	$20,871	$19,209	70%	79%
Wireless	8,626	4,873	29%	20%
New Markets	372	157	1%	1%

Total	$29,869	$24,239	100%	100%

        Our current expense activity is based on our expectations for revenues. Because our sales cycle and customer contracts are constantly evolving as a result of changing market conditions, certain components of our revenue is difficult to predict. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected changes in market opportunities.

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

  •
  Delivery has occurred or services have been rendered; and

  •
  Collectibility is reasonably assured.

        The majority of our revenue is derived from long-term contracts with our customers and is recognized ratably over the term of the contract as services are performed. We also sell software enhancements and professional services to our customer base which may not be subject to deferral under SAB 101. For the three months ended March 31, 2003, we recognized approximately $3.4 million in revenue from the sale of software enhancements and licenses, and professional services that were not deferred under SAB 101.

        Goodwill and Long-Lived Assets and Their Impairment:    We assess the impairment of identifiable intangibles and other long-lived assets, including property and equipment, and goodwill whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

When we determine that the carrying value of intangibles, long-lived assets including property and equipment and goodwill may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on estimated discounted cash flows expected to result from the use of the asset and its eventual disposition and compare the result to the asset's carrying amount. Any impairment loss recognized represents the excess of the asset's carrying value over its estimated fair value. There were no impairment losses in 2001 or 2002. In 2002, Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," became effective and, as a result, we no longer amortize approximately $17.1 million in net goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We completed our initial and annual impairment reviews for 2002, which supported the current carrying value for goodwill.

        Allowances:    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, additional allowances may be required. The allowances as of March 31, 2003 were $637,000, up from $589,000 at December 31, 2002. The $48,000 or 8%, increase is attributable to delinquencies among several smaller customers.

        Software Capitalization:    We capitalize certain software development costs related to significant new product offerings after technological feasibility is established and prior to general release or availability. Capitalization of software requires judgment in determining when a project has reached the technological feasibility phase and when it is available for general release and its intended use. We capitalized $1.4 million in additional development costs in the three months ended March 31, 2003. The development costs capitalized in the first quarter related primarily to new product offerings in our Wireline Business Unit and internal software initiatives in our Wireless Business Unit designed to improve operating efficiencies. The net realizable value ("NRV") of all software projects is reviewed on a quarterly basis and may result in significant write-offs if the expected NRV does not support the amounts capitalized on the balance sheet.

        Deferred Tax Assets:    Management believes that, based on all available evidence, it continues to be more likely than not that Deferred Tax Assets of $12.4 million will be realized. The majority of deferred tax assets relates to available NOL and credit carry-forwards. There can be no absolute assurance that the Company will generate in the future the expected taxable income used in making this determination or that all of our NOL carryforwards will be utilized in the manner we expect. As additional evidence becomes available, the Company will continue to re-evaluate its estimates and judgments related to the recoverability of deferred tax assets and corresponding valuation allowance as required by FAS 109, "Accounting for Income Taxes." If expected taxable income is not generated in future years, it may be necessary to reverse some or all or the tax benefit recorded, adversely impacting tax expense and net income going forward.

Discussion of Operating Results

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Total Company

  Revenue

        Total revenue increased $5.6 million, or 23%, from $24.2 million for the three months ended March 31, 2002 to $29.9 million for the three months ended March 31, 2003. This increase is primarily attributable to:

  •
  $1.7 million of increased Wireline revenue primarily due to additional software enhancements sold to customers along with an increase in recurring maintenance revenue.

  •
  $3.8 million of increased Wireless revenue primarily due to an increase in our deployed subscriber base for Phase I E911 services.

  Costs and expenses

        Total costs increased 18%, or $4.2 million, from $23.7 million for the three months ended March 31, 2002 to $27.9 million for the three months ended March 31, 2003, representing 98% and 93% of total revenue, respectively. The improvement in the relationship between costs and revenue reflects our ability to leverage our resources to support new revenue streams without adding significant costs. The increase in costs is primarily attributable to:

  •
  $3.6 million in direct costs associated with increased headcount and other operating expenses for the delivery of services to our increased subscriber base.

  •
  $400,000 of additional sales and marketing expense related to new product promotions, increased headcount and public relations charges.

  •
  $1.0 million of increased business unit and corporate general and administrative costs primarily due to additional investments in infrastructure, increased personnel costs and increased insurance costs.

The increase in costs was partially offset by $600,000 of decreased rent expenses and $119,000 of reduced sales and marketing costs. During the three months ended March 31, 2003 we had reduced costs related to a restructuring of commission compensation programs, trade show promotions and management support costs.

  Net Income

        Net income increased by $829,000 from a net income of $313,000 for the three months ended March 31, 2002 to net income for $1.1 million for the three months ended March 31, 2003, primarily due to:

  •
  $496,000 of decreased expenses for the three months ended March 31, 2003 attributable to reductions in research and development and sales and marketing expenses as new products reached marketability.

  •
  $1.5 million of increased Wireline net income, from $1.9 million for the three months ended March 31, 2002 to $3.3 million for the three months ended March 31, 2003, attributable to our ability to leverage operating expenses relative to increased sales.

  •
  $1.2 million of increased Wireless net income, from a loss of $1.2 for the three months ended March 31, 2002 to net income of $3,000 in the three months ended March 31, 2003, primarily attributable to our ability to deploy additional cell sites.

The increases were partially offset by an increase in depreciation expense of $1.2 million, from $1.2 million for the three months ended March 31, 2002 to $2.4 million for the three months ended March 31, 2003.

Wireline Business Unit

        Revenue increased 9%, from $19.2 million for the three months ended March 31, 2002 to $20.9 million for the three months ended March 31, 2003, representing 79% and 70% of total Company revenue, respectively. The $1.7 million increase is due to software enhancements sold to customers, as well as increased maintenance revenues.

        Direct costs increased 11%, from $9.3 million for the three months ended March 31, 2002 to $10.3 million for the three months ended March 31, 2003, representing 48% and 49% of Wireline revenue, respectively. The $1.0 million increase is primarily due to an increase in maintenance expenses related to the database division, the hiring of support personnel to accommodate revenue growth and higher costs associated with equipment related to sales of systems and enhancements.

        Indirect business unit overhead decreased 29% from $2.9 million for the three months ended March 31, 2002 to $2.1 million for the three months ended March 31, 2003, representing 15% and 10% of Wireline revenue, respectively. The $840,000 decrease from the first quarter of 2003 to the first quarter of 2002 is primarily due to:

  •
  $265,000 of reduced bad debt expenses;

  •
  $150,000 of decreased commission expenses;

  •
  $80,000 of decreased management support expenses related to operational efficiencies; and

  •
  $140,000 of decreased support costs related to international initiatives.

        Net income increased $1.5 million, from $1.9 million in the three months ended March 31, 2002 to $3.3 million in the three months ended March 31, 2003, primarily due to the reduction in indirect support costs of $840,000 and increased sales without proportional increases in expenses.

Wireless Business Unit

        Revenue increased 77%, from $4.9 million for the three months ended March 31, 2002 to $8.6 million for the three months ended March 31, 2003, representing 20% and 29% of total Company revenue, respectively. Wireless revenue increased due to an increase in the number of records under management, cell sites deployed and sales of enhancements for new and existing products.

        Direct costs increased 51% from $3.5 million for the three months ended March 31, 2002 to $5.3 million for the three months ended March 31, 2003, representing 71% and 61% of Wireless revenue, respectively. The $1.8 million increase is due to the hiring of additional staff to implement subscriber services and increased systems maintenance and telephone line costs to accommodate growth. Wireless direct costs, as a percentage of revenue, decreased due to economies of scale associated with the increased number of subscribers.

        Indirect business unit overhead increased 18% from $1.3 million for the three months ended March 31, 2002 to $1.5 million for the three months ended March 31, 2003, representing 26% and 17% of Wireless revenue, respectively. The $228,000 increase is primarily due to increased support costs associated with new product initiatives, and additional sales and operational support personnel to accommodate growth in our subscriber base.

        Net income (loss) increased from a loss of $1.2 million for the three months ended March 31, 2002 to income of $3,000 for the three months ended March 31, 2003 primarily due to an increase in recurring monthly revenue from additional cell site implementations without proportional increases in our expenses.

New Markets Business Unit

        Revenue increased 137%, from $157,000 for the three months ended March 31, 2002 to $372,000 for the three months ended March 31, 2003, representing 0.7% and 1.3% of total Company revenue, respectively. Revenue increased due to additional deployments of IntelliCastSM services and sales of IntelliBaseSM NRLLDB services. Revenue for IntelliCast services increased from $157,000 for the three months ended March 31, 2002 to $294,000 for the same period in 2003. Revenue for NRLLDB services was $78,000 for the three months ended March 31, 2003. There was no revenue from NRLLDB services for the three months ended March 31, 2002.

        Direct costs increased 227%, from $371,000 for the three months ended March 31, 2002 to $1.2 million for the three months ended March 31, 2003, representing 236% and 326% of New Markets revenue, respectively. Costs increased principally due to data acquisition and management costs to populate the databases, additional sales and operational support, implementation costs associated with new customers, as well as amortization of software development costs and depreciation of hardware and software licenses incurred to build out the platforms and infrastructure for these offerings.

        Indirect business unit overhead increased 804% from $142,000 for the three months ended March 31, 2002 to $1.3 million for the three months ended March 31, 2003, representing 90% and 345% of New Markets revenue, respectively. The $1.1 million increase is primarily due to increased costs associated with product management, additional indirect sales support and new management positions.

        Net loss increased 454%, from $398,000 for the three months ended March 31, 2002 to $2.2 million for the three months ended March 31, 2003. Net loss increased principally due to increased headcount costs and increased direct costs in the business unit without proportional increases in revenue.

  Balance Sheet Items

        Cash and Cash Equivalents increased $2.6 million or 20% from $12.9 million at December 31, 2002 to $15.5 million at March 31, 2003. This increase is primarily attributable to cash collections from customers exceeding disbursements by approximately $2.0 million and the receipt of $642,000 from stock option exercises.

        Accounts Receivable increased 27%, from $14.9 million at December 31, 2002 to $18.9 million at March 31, 2003. This increase is primarily caused by increased billings and the reduction in unbilled revenue in the amount of $5.7 million during the quarter.

        Unbilled Revenue decreased 93% from $6.2 million at December 31, 2002 to $438,000 at March 31, 2003. The unbilled revenue balance as of December 31, 2002 was primarily the result of an operational delay related to Wireless customer invoices. This caused December 2002 invoices to be mailed in the first week of January 2003. The March 2003 invoices for Wireless customers were all generated and mailed prior to March 31, 2003.

        Deferred Tax Assets decreased 4% from $13.0 million at December 31, 2002 to $12.4 million at March 31, 2003. This decrease is primarily attributable to income tax expense recognized of $629,000 for the three months ended March 31, 2003.

        Goodwill increased 45% from $11.7 million at December 31, 2002 to $17.1 million at March 31, 2003. The $5.3 million increase is attributable to the corresponding $5.3 million increase in the consideration to be paid for the LPSS acquisition, which was recorded as a payable of mandatorily redeemable preferred stock.

        Other Intangibles decreased 7% from $7.9 million at December 31, 2002 to $7.3 million at March 31, 2003. The decrease is caused by the amortization of $587,000 for the three months ended March 31, 2003.

        Current liabilities increased 17%, from $25.4 million at December 31, 2002 to $29.7 million at March 31, 2003. This increase is primarily a result of the following:

  •
  Accounts Payable increased 43% from $2.9 million at December 31, 2002 to $4.1 million at March 31, 2003. The increase is primarily caused by $701,000 of additions to fixed assets that were unpaid at March 31, 2003 and $500,000 of additional vendor charges remaining unpaid at March 31, 2003.

  •
  Payroll-Related Accruals increased by 19% from $2.7 million at December 31, 2002, to $3.2 million at March 31, 2003. This increase is primarily caused by certain quarterly bonus accruals at March 31, 2003 that were unpaid.

  •
  Mandatorily Redeemable Preferred Stock Payable at $5.3 million was recorded for the additional consideration owed to Lucent for the LPSS acquisition as of March 31, 2003.

  •
  Deferred Contract Revenue increased 20%, from $10.3 million at December 31, 2002 to $12.3 million at March 31, 2003 primarily due to increased cell site deployments and the delivery of product enhancement requiring deferral over the remaining or original service periods.

This increase was partially offset by a $1.2 million quarterly inventory payment made to Lucent, which resulted in a decrease in Inventory Payable of 50%, from $2.4 million at December 31, 2002 to $1.2 million at March 31, 2003.

Liquidity and Capital Resources

        Since our inception we have funded our operations with cash provided by operations, supplemented by equity and debt financing and leases on capital equipment. As of March 31, 2003, we had approximately $15.5 million in cash and cash equivalents. There are no requirements that limit or restrict our ability to utilize this cash to fund future investments or ongoing operations.

        We repaid $963,000 and $877,000 of capital lease obligations during the three months ended March 31, 2002 and 2003, respectively. Additionally, we used $2.9 million and $929,000 in the three months March 31, 2002 and 2003, respectively, for the purchase of capital assets and leasehold improvements and $2.2 million and $1.4 million for software development costs which were capitalized in each of those periods, respectively.

        As of March 31, 2003, we have a revolving line of credit, which is available to meet operating needs. Borrowing availability may not exceed the lower of: (i) $20 million; or (ii) 85% of our eligible accounts receivable, as defined in the line of credit agreement. The interest rate on amounts borrowed under the line of credit is equal to the prime rate plus 1.5% per annum, which was 5.75% as of March 31, 2003. The line of credit matures on July 31, 2004 and is collateralized by accounts receivable and certain other assets. As of March 31, 2003, $8.0 million was outstanding and $4.7 million was available. Our agreement requires us to maintain a minimum principal balance of $2.0 million. An additional $850,000 is being utilized to satisfy letter of credit obligations as of March 31, 2003.

        We also have access to a maximum of approximately $8.0 million through capital lease lines. The interest rate is equal to the entity's cost of funds plus a profit spread. Each lease schedule is collateralized by the assets that are being leased and is subject to review and approval by the lessor at the time of our application. Each lease has its own termination date, typically 36 months. As of March 31, 2003, we have utilized approximately $5.0 million of the $8.0 million available under our capital lease lines.

        As of March 31, 2003, we have a secured term loan from GE Capital, payable in monthly installments through September 1, 2005. The interest rate on this term loan is equal to the prime rate plus 1.5% per annum. The proceeds of this loan were used to purchase certain hardware and software related to the expanded PDE product offering. As of March 31, 2003, the outstanding balance on this term loan was $2.6 million.

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

        The obligation to purchase approximately $4.8 million of inventory is payable in four equal installments beginning in August 2002 and ending in May 2003 and therefore was discounted and recorded at $4.1 million as of the date of the acquisition. This inventory was determined to have been impaired in value and was written off during the three months ended June 30, 2002.

        In January 2002, Lucent created a new venture capital partnership named NV Partners II L.P. ("NVP II") and transferred its shares of Intrado common stock and its right to receive Intrado Preferred Stock to NVP II.

        The actual amount of the Preferred Stock to be issued will be determined after a 24-month contingency period that commenced on June 1, 2001 and will end on May 31, 2003. If Total Revenue, as defined in the purchase agreement, meets or exceeds the maximum threshold of $258 million for that 24-month period, then we will be required to issue $32.9 million of Preferred Stock to NVP II. If Total Revenue during the 24-month contingency period is greater than the minimum threshold of $179 million, but less than the maximum threshold of $258 million, we will be required to issue Preferred Stock to NVP II at a rate of $417,000 for each million dollars of Total Revenue in excess of $179 million. Over the twenty-two month period beginning on June 1, 2001 and ending on March 31, 2003, we recorded approximately $192.8 million in Total Revenue. Because we have already recorded Total Revenue in excess of the minimum threshold, we recorded a payable of $5.3 million related to the issuance of Preferred Stock and a corresponding increase to goodwill (related to the purchase of LPSS) at March 31, 2003. The Preferred Stock has been treated as a debt instrument due to its underlying characteristics. The Preferred Stock has been recorded at fair value (defined as the present value of future payments using a 6.07% interest rate) and will be accreted to its face value over the redemption period. The accretion will be recorded as interest expense. No dividends will be paid on the Preferred Stock and the Preferred Stock is not convertible to common stock. We expect to record an additional $7 to $8 million of mandatorily redeemable preferred stock during the three months ending June 30, 2003 based on revenue expectations for the remaining two months of the contingency period—April and May 2003

        We must redeem the Preferred Stock in the following manner:

  •
  33% on July 1, 2003, 30 days after the Preferred Stock is issued;

  •
  33% on June 1, 2004; and

  •
  34% on June 1, 2005.

Early redemption is available at our option. Furthermore, if we sell securities in an underwritten public offering after June 1, 2003, we must use 25% of the gross proceeds to redeem any outstanding Preferred Stock. As we meet the revenue targets described above and are required to issue and subsequently redeem Preferred Stock, our liquidity may be adversely affected and the market value of our common stock may decline.

  Assessment of Future Liquidity

        In the second quarter of 2003, we anticipate that we may spend between $1.1 and $1.3 million for software development products, and between $1.3 and $1.5 million on capital assets.

        Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fund our operations for the next 12 months and beyond. In making this assessment, we have considered:

  •
  Our cash and cash equivalents of $15.5 million at March 31, 2003;

  •
  The availability of additional funding under our revolving line of credit facility;

  •
  The anticipated level of capital expenditures through the end of 2003;

  •
  The redemption of Preferred Stock on July 1, 2003;

  •
  Presently scheduled debt service requirements through the end of 2003; and

  •
  Our expectation of realizing positive cash flow from operations through the end of 2003.

        The availability of borrowings under our line of credit facility and lease line of credit are subject to certain conditions and limitations and require us to maintain compliance with specified operating and financial covenants or ratios. While we were in compliance with all covenant ratios at March 31, 2003, there can be no assurance that we will continue to be able to maintain compliance with these ratios over time, especially if our debt borrowings increase or our operating results are not sufficient to cover our fixed financing payments.

        Given the state of the telecommunication industry and the associated financial difficulties and bankruptcies recently announced by certain companies, we continue to address our exposure to potential collectibility of outstanding accounts receivable from certain customers. Our process for evaluating and estimating our potential exposure to collectibility issues are discussed in the Critical Accounting Policies section of this quarterly report.

        We provide services on a long-term contractual basis to certain companies that are experiencing financial difficulties. The services we provide to these customers are generally considered mission critical. As a result, we are often deemed to be a critical vendor for payment status. History has shown that in customer bankruptcies, we carry modest exposure on outstanding pre-petition balances and experience timely payment on post-petition invoices. Although this working capital issue is financially burdensome from a cost and leverage perspective, the order of magnitude is considered relatively small, manageable and not materially different than the payment cycles we have experienced for the last 18 months. We believe that we have adequately reserved for bad debt that may occur and that we have funding flexibility to cover any impact this may have on working capital requirements going forward.

        At present, we have no binding commitments with any third parties to obtain any material amount of equity or debt financing other than the equity or debt financing arrangements described in this report. However, if business opportunities arise in the future, we may enter into discussions regarding potential equity and debt financing arrangements to satisfy actual or anticipated capital needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk to the extent that interest rates in the United States change. This exposure is directly related to our normal operating and funding activities. The interest payable on our line of credit is determined based on the prime rate plus 1.5% per annum, and, therefore, is affected by changes in market interest rates. Interest rates on our capital lease lines are dependent on interest rates in effect at the time the lease line is drawn upon. Total liabilities outstanding at March 31, 2003 under the line of credit and capital lease lines were approximately $13.0 million. Based on amounts borrowed as of March 31, 2003, we would have a resulting decline in future annual earnings and cash flows of approximately $130,000 for every 1% increase in prime lending rates. We have no plans to use derivative instruments or engage in hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Quarterly Evaluation of Our Disclosure Controls and Internal Controls

        Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls"), and our "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation of our controls was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of our evaluation of controls.

CEO and CFO Certifications

        Appearing immediately following the Signatures section of this Quarterly Report are the "Certifications" of the CEO and the CFO, as required under Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the Quarterly Report, which you are currently reading, is the information concerning our evaluation of controls referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

        Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

        Management, including our CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of Our Controls Evaluation

        The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, our implementation of controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of our evaluation of controls, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by personnel in our Finance Department and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (through improvements and corrections) as conditions warrant.

        Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the evaluation of our controls generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the evaluation of our controls, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

        In accordance with SEC requirements, the CEO and CFO note that, since the date of the evaluation of controls to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

        Based upon our evaluation of controls, our CEO and CFO have concluded that our Disclosure Controls are effective to ensure that material information relating to Intrado and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles in the United States of America.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        We provide wireline and wireless E9-1-1 database management and related network services for the State of Texas pursuant to a service agreement ("Agreement") that was entered in November 1998. On February 4, 2003, we filed suit in the District Court of Travis County, Texas, 250th District, against the Texas Commission on State Emergency Communications ("CSEC") and numerous other defendants for failure to pay amounts due and payable for certain wireless services rendered pursuant to the Agreement. As of March 31, 2003, the disputed amount that we believe to be due and payable was approximately $500,000. We may need to amend our claim in the future to include additional amounts owed. The defendants allege that they are immune from suit under principles of sovereign immunity. We are confident that we will eventually prevail on the merits and collect amounts due and payable; however, we are not able to predict the outcome with certainty. Even if we prevail, there may be significant delays in the judicial process that in turn could cause delays in the receipt of payment.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

Exhibit Number	Description
99.01	Statement of Chief Executive Officer.
99.02	Statement of Chief Financial Officer.
  (b)
  Reports on Form 8-K.

  (1)
  On February 3, 2003, we filed a Current Report on Form 8-K to provide information about our fourth quarter 2002 earnings.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Date: May 12, 2003

INTRADO INC. a Delaware corporation
By:	/s/ GEORGE K. HEINRICHS Name: George K. Heinrichs Title: President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
By:	/s/ MICHAEL D. DINGMAN, JR. Name: Michael D. Dingman, Jr. Title: Chief Financial Officer (Principal Financial and Accounting Officer)

INTRADO INC.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
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

Date: May 12, 2003

/s/ GEORGE K. HEINRICHS Name: George K. Heinrichs Title: Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
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

        Date: May 12, 2003

/s/ MICHAEL D. DINGMAN, JR. Name: Michael D. Dingman, Jr. Title: Chief Financial Officer

QuickLinks

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
INDEX
PART I—FINANCIAL INFORMATION
INTRADO INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in Thousands, Except Per Share Data; Unaudited)
INTRADO INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands; Unaudited)
INTRADO INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands; Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
INTRADO INC. CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 AND RULE 13a-14