Form 10-Q/A
period 2003-03-31
INTRADO INC
filed 2003-05-15
CIK 924505

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note: This Amendment on Form 10-Q/A for the quarterly period ended March 31, 2003 is being filed to correct a clerical error in the Consolidated Balance Sheets in which the label "Deferred Income Taxes" was inadvertently omitted, resulting in a misalignment of the remaining items and amounts contained in the asset portion of the Consolidated Balance Sheets.

INDEX

Page
PART I—FINANCIAL INFORMATION
Item 1—Financial Statements (unaudited):
Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002	1
Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	2
Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	3
Notes to Consolidated Financial Statements	4
PART II—OTHER INFORMATION
Item 6—Exhibits and Reports on Form 8-K	12
Signatures	13
Certifications	14

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

INTRADO INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands; Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$15,527	$12,895
Accounts receivable, net of allowance for doubtful accounts of $637 and $589, respectively	18,857	14,900
Unbilled revenue	438	6,165
Inventory	362	382
Prepaids and other	1,802	1,762
Deferred contract costs	3,077	3,196
Deferred income taxes	9,931	4,091

Total current assets	49,994	43,391
Property and equipment, net	29,066	30,277
Goodwill, net of accumulated amortization of $1,394	17,052	11,716
Other intangibles, net of accumulated amortization of $4,410 and $3,823, respectively	7,347	7,934
Deferred income taxes	2,507	8,916
Deferred contract costs	3,027	2,710
Software development costs, net of accumulated amortization of $3,310 and $2,243, respectively	12,121	11,760
Other assets	555	676

Total assets	$121,669	$117,380

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,187	$8,646
Current portion of capital lease obligations	3,217	3,131
Current portion of note payable	917	917
Payable to Lucent	1,198	2,395
Mandatorily redeemable preferred stock payable	1,889	—
Deferred contract revenue	12,286	10,280

Total current liabilities	29,694	25,369

Capital lease obligations, net of current portion	1,762	2,689
Line of credit	8,000	8,000
Deferred rent, net of current portion	1,461	1,424
Notes payable, net of current portion	1,667	1,833
Mandatorily redeemable preferred stock payable	3,447	—
Deferred contract revenue	8,076	12,346

Total liabilities	54,107	51,661

Commitments and contingencies
Stockholders equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 15,547,527 and 15,442,140 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	15	15
Additional paid-in capital	81,637	80,936
Accumulated deficit	(14,090)	(15,232)

Total stockholders' equity	67,562	65,719

Total liabilities and stockholders' equity	$121,669	$117,380

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
	(Dollars in Thousands)
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

Date: May 15, 2003

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

INTRADO INC.
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 AND RULE 13a-14

I, George K. Heinrichs, certify that:

1.
I have reviewed this amended Quarterly Report on Form 10-Q/A of Intrado Inc.;

2.
Based on my knowledge, this amended Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended Quarterly Report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this amended Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended Quarterly Report.

Date: May 15, 2003

/s/ GEORGE K. HEINRICHS Name: George K. Heinrichs Title: Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 AND RULE 13a-14

I, Michael D. Dingman, Jr., certify that:

1.
I have reviewed this amended Quarterly Report on Form 10-Q/A of Intrado Inc.;

2.
Based on my knowledge, this amended Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended Quarterly Report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this amended Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended Quarterly Report.

Date: May 15, 2003

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
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
INTRADO INC. CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 AND RULE 13a-14
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 AND RULE 13a-14