Form 10-Q
period 2003-06-30
INTRADO INC
filed 2003-08-07
CIK 924505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2003
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

Registrant’s Telephone Number, Including Area Code: (720) 494-5800

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

Yes ☒    No ☐

As of July 31, 2003, there were 15,719,742 shares of common stock outstanding.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout the Quarterly Report on Form 10-Q and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements.  All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend,” and other words and phrases of similar meaning.  Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements.  The forward-looking information is based on information available as of the date of this report on Form 10-Q and on numerous assumptions and developments that are not within our control.  Although we believe these forward-looking statements are reasonable, we cannot assure you they will turn out to be correct.  Actual results could be materially different from our expectations due to a variety of factors, including the following:

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

•                  our ability to retain key executives, particularly George Heinrichs, our co-founder, President, Chief Executive Officer and Chairman of the Board;

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

•                  the unpredictable rate of adoption of wireless 9-1-1 services, including further delays in the Federal Communications Commission’s mandated deployment of Phase I and Phase II wireless location services;

•                  the potential for liability claims, including product liability claims relating to our software;

•                  technical difficulties and network downtime, including those caused by sabotage or unauthorized access to our systems;

•                  changes in interest rates, including the LIBOR and prime rate, and their potentially adverse effect on our liquidity;

•                  the possibility that we will not generate taxable income in an amount sufficient to allow us to utilize previously generated net operating loss carryforwards;

•                  developments in telecommunications regulation and the unpredictable manner in which existing or new legislation and regulation may be applied to our business; and

•                  developments in governance, accounting and financial regulation and their unpredictable impact on general and administrative expenses.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report.  These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our 2002 Annual Report on Form 10-K under the caption “Item 1.  Business – Risk Factors,” our other Securities and Exchange Commission filings, and our press releases.

i

ii

PART I - FINANCIAL INFORMATION

INTRADO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data; Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2003	2002	2003	2002

Revenue:
Wireline business unit	$20,178	$19,945	$41,049	$39,154
Wireless business unit	9,590	6,188	18,216	11,061
New markets business unit	383	251	755	408
Total revenue	30,151	26,384	60,020	50,623

Costs and expenses:
Wireline business unit	9,293	9,942	19,580	19,222
Wireless business unit	5,137	3,592	10,393	7,053
New markets business unit	1,160	499	2,375	870
Sales and marketing	4,032	4,362	8,442	8,891
General and administrative	5,582	5,343	11,679	10,422
Inventory impairment	—	4,697	—	4,697
Research and development	638	494	1,240	1,473
Total costs and expenses	25,842	28,929	53,709	52,628
Income (loss) from operations	4,309	(2,545)	6,311	(2,005)

Other income (expense):
Interest and other income	53	38	88	95
Interest and other expense	(356)	(371)	(622)	(655)
Net income (loss) before income taxes	4,006	(2,878)	5,777	(2,565)

Income tax expense	1,422	—	2,051	—

Net income (loss)	$2,584	$(2,878)	$3,726	$(2,565)

Net income (loss) per share:
Basic	$0.17	$(0.19)	$0.24	$(0.17)
Diluted	$0.16	$(0.19)	$0.23	$(0.17)

Shares used in computing net income (loss) per share:
Basic	15,540,614	15,188,153	15,542,809	15,171,230
Diluted	16,353,153	15,188,153	16,101,629	15,171,230

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands; Unaudited)

	June 30, 2003	December 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$26,111	$12,895
Accounts receivable, net of allowance for doubtful accounts of $540 and $589, respectively	15,938	14,900
Unbilled revenue	1,617	6,165
Prepaids and other	1,722	2,144
Deferred contract costs	4,092	3,196
Deferred income taxes	9,892	4,091

Total current assets	59,372	43,391

Property and equipment, net	27,116	30,277
Goodwill, net of accumulated amortization of $1,394	24,517	11,716
Other intangibles, net of accumulated amortization of $4,998 and $3,823, respectively	6,760	7,934
Deferred income taxes	1,291	8,916
Deferred contract costs	2,633	2,710
Software development costs, net of accumulated amortization of $4,347 and $2,243, respectively	12,186	11,760
Other assets	647	676

Total assets	$134,522	$117,380

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$9,595	$8,646
Current portion of capital lease obligations	2,764	3,131
Current portion of note payable	4,250	917
Payable to Lucent	—	2,395
Mandatorily redeemable preferred stock payable (see Note 4)	8,849	—
Deferred contract revenue	14,140	10,280

Total current liabilities	39,598	25,369

Capital lease obligations, net of current portion	1,285	2,689
Line of credit	2,000	8,000
Deferred rent, net of current portion	1,497	1,424
Notes payable, net of current portion	8,083	1,833
Mandatorily redeemable preferred stock payable (see Note 4)	4,021	—
Deferred contract revenue	6,617	12,346

Total liabilities	63,101	51,661

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized (see Note 4)	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 15,631,284 and 15,442,140 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	16	15
Additional paid-in capital	82,911	80,936
Accumulated deficit	(11,506)	(15,232)

Total stockholders’ equity	71,421	65,719

Total liabilities and stockholders’ equity	$134,522	$117,380

The accompanying notes to financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Cash flows from operating activities:
Net income (loss)	$2,584	$(2,878)	$3,726	$(2,565)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,036	2,250	8,068	4,247
Tax benefit for stock option exercises	166	—	226	—
Stock-based compensation	54	37	54	68
Non-cash interest	69	102	69	201
(Gain) loss on disposal of assets	8	(59)	17	(48)
Provision for doubtful accounts	(97)	41	(49)	112
Inventory impairment	—	4,697	—	4,697
Change in:
Accounts receivable and unbilled revenue	1,837	(7,079)	3,559	(2,806)
Prepaids and other assets	350	114	451	(626)
Deferred contract costs	(621)	(44)	(819)	596
Deferred income taxes	1,255	—	1,824	—
Accounts payable and accrued liabilities	108	498	1,475	(3,512)
Deferred revenue	395	2,684	(1,869)	1,366
Net cash provided by operating activities	10,144	363	16,732	1,730

Cash flows from investing activities:
Acquisition of property and equipment	(1,134)	(1,825)	(2,063)	(4,711)
Investment in TechnoCom	—	(500)	—	(500)
Capitalized software development costs	(1,102)	(3,051)	(2,530)	(5,208)
Net cash used in investing activities	(2,236)	(5,376)	(4,593)	(10,419)

Cash flows from financing activities:
Principal payments on capital lease obligations	(930)	(1,498)	(1,807)	(2,461)
Payments on payable to Lucent	(1,198)	—	(2,395)	—
Principal payments on notes payable	(151)	—	(317)	—
Proceeds from notes payable and line of credit	3,900	3,000	3,900	3,000
Proceeds from employee stock purchase plan and stock options	1,055	1,383	1,696	1,546
Net cash provided by financing activities	2,676	2,885	1,077	2,085

Net increase (decrease) in cash and cash equivalents	10,584	(2,128)	13,216	(6,604)

Cash and cash equivalents, beginning of period	15,527	11,240	12,895	15,716
Cash and cash equivalents, end of period	$26,111	$9,112	$26,111	$9,112

Supplemental schedule of noncash financing and investing activities:

Property and equipment acquired under capital leases	$—	$1,414	$36	$2,870

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the consolidated financial position, results of operations and cash flows of Intrado Inc. (“Intrado” or the “Company”) for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for subsequent quarterly periods or for the entire fiscal year ending December 31, 2003.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period’s presentation.  These reclassifications included modifications to the Company’s segment reporting (see Note 3).

Deferred Contract Costs

Deferred costs represent up-front implementation costs or inventory shipped to a customer site.  These costs will be recognized over the related contract period as revenue is recognized.

Revenue and Cost Recognition

The Company generates revenue from all of its three segments, or “business units”:  Wireline, Wireless and New Markets (see Note 3).  The revenue from these business units is derived from monthly data management services, maintenance, systems, software and software enhancements, and new products and professional services.

Revenue is accounted for either as software revenue (and related post-contract support) or as services revenue in accordance with the guidelines provided by Statement of Position No. 97-2 “Software Revenue Recognition” and Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements” (“SAB 101”).  The Company’s policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•      persuasive evidence of an arrangement exists;

•      price is fixed or determinable;

•      delivery has occurred or services have been rendered; and

•      collectibility is reasonably assured.

The majority of the Company’s revenue is derived from long-term contracts with customers and is recognized ratably over the term of the contract as services are performed.  In certain situations, the Company also recognizes revenue on a percentage-of- completion basis, as prescribed by SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."  In these situations, the Company develops and utilizes estimates to ratably recognize costs and revenue as work is completed relative to the total estimated time and costs to complete projects.  Adjustments to cost estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss.  The Company also delivers products and services that are part of multiple element arrangements.  Utilizing the above criteria from SAB 101 and SOP 97-2, the Company also relies upon the guidance in EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”

The monthly data management services include revenue from up-front fees and monthly service fees. The Company’s up-front services consist primarily of a data integrity review of the customer’s 9-1-1 data records, engineering services which enable the customer’s legacy system to interface with Intrado’s platform, thereby establishing network connectivity, public safety boundary mapping, customer training and testing. The charges for these services are nonrefundable if the contract is cancelled after the services are performed. After the initial up-front services, data management customers often buy enhancements to these services, such as additional software engineering to improve system functionality or network services to make their network more effective (“Enhancement Services”). The fees received for up-front services and certain Enhancement Services are deferred and recognized as revenue ratably over the remaining contractual term of the arrangement.  The Company also receives a monthly service fee from certain customers to provide ongoing data management services that are required to keep the records current, to maintain and monitor network components and to support and maintain the software and systems required to provide the services. The fees received for these monthly services are recognized as revenue in the period in which all of the above criteria have been met, which is generally the month in which services are provided.

Maintenance contracts are offered to customers who purchase database and call handling systems.  The fees received for maintenance are accrued and recognized as revenue over the contractual term of the arrangement.

Systems and new products revenue is recognized from the sales of new database and call handling systems as well as customized software solutions sold to existing customers. Software license revenue and related hardware sales are recognized upon execution of a contract and completion of delivery obligations, provided that no uncertainties exist regarding customer acceptance and that collection of the related receivable is reasonably assured.

Professional services revenue is generated by providing consulting and training services and is recognized in the period in which all of the above criteria have been met.

The Company defers up-front fees, certain enhancement fees and related incremental costs and recognizes them over the life of each contract or the expected life of the customer relationship, whichever is longer, as these fees and costs do not represent the culmination of a separate earnings process.

As of June 30, 2003, the Company had total deferred contract revenue of $20.8 million and deferred contract costs of approximately $6.7 million. The total deferred contract revenue balance of $20.8 million represents fees and deferrals for certain software enhancements yet to be delivered but billed or which have been delivered but are required to be deferred under SAB 101.  Of the total deferred contract revenue, $16.2 million has already been received and $4.6 million is included in accounts receivable as of June 30, 2003.  The Company estimates that total deferred contract revenue, net of deferred contract costs, will be recognized as follows, for the remainder of 2003 and each year thereafter, (dollars in thousands):

2003	$7,431
2004	4,602
2005	1,759
2006	159
2007	45
2008	35
Total	$14,031

Software

The Company capitalizes certain internal and external software acquisition and development costs that benefit future periods in accordance with the Accounting Standards Executive Committee issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), if internal use, or SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” if the software is to be sold.

For software developed for internal use, the Company expenses the costs of developing computer software until the software has reached the application development stage and capitalizes all qualified costs incurred from that time until the software is ready for its intended use, at which time amortization of the capitalized costs begins.  Costs that are capitalized generally include salaries and related costs for employees directly involved in the engineering, coding, testing and implementation phases for these projects.  Costs of significant enhancements to internal use software are capitalized while routine maintenance of existing software is charged to expense as incurred. Determination of when the software has reached the application development stage is based upon completion of conceptual designs, evaluation of alternative designs and performance requirements.  The determination of when the software is in the application development stage and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain factors, including, but not limited to estimated economic life and changes in software and hardware technology.  The Company also contracts with third parties to develop or test internal use software and generally capitalizes these costs during the application development stage.

For software developed for external use, the Company expenses the costs of developing computer software until technological feasibility is established and capitalizes all qualified costs incurred from that time until the software is available for general customer release or ready for its intended use, at which time amortization of the capitalized costs begins.  Costs of major enhancements to existing products are capitalized while routine maintenance of existing products is charged to expense as incurred.  Technological feasibility for the Company’s computer software products is based upon the earlier of the achievement of:  (a) a detailed program design free of high-risk development issues; or (b) completion of a working model.  The establishment of the technological feasibility and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.  The Company also contracts with third parties to develop or test software that will be sold to customers, and generally capitalizes these costs once feasibility has been reached.

Internal-use capitalized software costs are amortized on a product-by-product basis using a straight-line method, generally over a period of three years.  External use capitalized software costs are amortized over the greater of the amount computed using: (a) the ratio that current gross revenue for a product compares to the total of current and anticipated future gross revenue for that product; or (b) the straight-line method over the remaining estimated economic life of the product, which is typically three years.

For the three and six months ended June 30, 2003, the Company capitalized expenses related to software products of $1.1 million and $2.5 million and recognized amortization expense related to capital software products of $1.0 million and $2.1 million, respectively.  For the three and six months ended June 30, 2002, the Company capitalized expenses of $3.0 million and $5.2 million and amortized $118,000 and $223,000, respectively.

Income Taxes

For the three and six months ended June 30, 2003, the Company recognized income tax expense of $1.4 million and $2.1 million, respectively, based upon the Company’s estimate of a 35.5% effective tax rate for the year ending December 31, 2003.  In the fourth quarter of 2002, the Company reversed its previously recorded valuation allowance based upon the Company’s estimate that it would be more likely than not that it would realize the benefits for these assets in the future.  During the three and six months ended June 30, 2002, no income tax expense was recorded due to the Company’s valuation allowance.

Stock-Based Compensation Plans

At June 30, 2003, the Company has two stock-based employee compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$2,584	$(2,878)	3,726	$(2,565)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(885)	(1,114)	(1,858)	(2,124)

Pro forma net income (loss)	$1,699	$(3,992)	$1,868	$(4,689)

Net income (loss) per share:
Basic – as reported	$0.17	$(0.19)	$0.24	$(0.17)
Basic – pro forma	$0.11	$(0.26)	$0.12	$(0.31)

Diluted – as reported	$0.16	$(0.19)	$0.23	$(0.17)
Diluted – pro forma	$0.11	$(0.26)	$0.12	$(0.31)

NOTE 2 – INCOME (LOSS) PER SHARE

The Company presents basic and diluted earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted net income (loss) per share.  Under this statement, basic net income (loss) per share is determined by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share gives effect to all dilutive potential common stock that was outstanding during the period.  The treasury stock method, using the average price of the Company’s common stock for the period, is applied to determine dilution from options and warrants.  The as-if-converted method is used for convertible securities.

Diluted income (loss) per share includes the effects of potentially issuable common stock, but only if dilutive. A loss per share is never reduced or diluted. The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The as-if-converted method is used for convertible securities. Because a net loss was generated for both the three months ended and the six months ended June 30, 2002, all common stock options were considered antidilutive and excluded from the calculation of diluted EPS. The number of antidilutive stock options totaled to 1,476,720 and 1,571,091 in the three and six months ended June 30, 2002, respectively.

A reconciliation of the numerators and denominators used in computing per share net income (loss) is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net income (loss)	$2,584	$(2,878)	$3,726	$(2,565)
Denominator for basic income (loss) per share:
Weighted average common shares outstanding	15,540,614	15,188,153	15,542,809	15,171,230
Denominator for diluted income (loss) per share:
Weighted average common shares outstanding	15,540,614	15,188,153	15,542,809	15,171,230
Options issued to employees and warrants outstanding	812,539	—	558,820	—
Denominator for diluted income (loss) per share	16,353,153	15,188,153	16,101,629	15,171,230

NOTE 3 – REPORTABLE SEGMENTS

Effective January 1, 2003, the Company realigned its internal operating units by aggregating similar service offerings to align with organizational supervision and decision making authorities.  As a result, the Company condensed its operating segments into three business units:  Wireline, Wireless and New Markets.  Wireline includes the former ILEC and CLEC Business Units, the State of Texas wireline portion of the former Direct Business Unit and call handling products.  New Markets, which carries responsibility for services and products that are in the early stages of development or market penetration, currently includes IntelliCastSM and IntelliBaseSM National Repository Line Level Database (“NRLLDB”).  No changes were made to the Wireless Segment as previously reported.

The Company also began allocating in 2003 indirect expenses from corporate support groups to Wireline, Wireless and New Markets based on the percentage of total Company revenue each unit generates in the reported period.  Direct costs include all costs directly attributable to operations and revenue earning activities.  Indirect business unit costs include the costs of business unit support functions, including sales and marketing, general and administrative and research and development. Corporate overhead includes these same costs allocated from corporate to the business unit.  Income taxes are also allocated to the new segments based on the percentage of net income before taxes each unit generated in the period.  The Company believes this methodology improves its financial reporting as each unit is fully burdened with an appropriate allocation of the Company’s operating expenses and income taxes if the segment was profitable in the period reported.  The expenses allocated from Corporate are shown as a separate line item below direct and indirect costs.

Corresponding items for segments in periods prior to January 1, 2003 have been reclassified to conform to the Company’s new segments.  The Company does not segregate assets between segments as it is currently impractical to do so.  Revenue and costs are segregated in the following Statements of Operations for the reportable segments.

	For the Three Months Ended June 30, (dollars in thousands)
	WIRELINE		WIRELESS		NEW MARKETS		TOTAL
	2003	2002	2003	2002	2003	2002	2003	2002

Data management	$13,714	$13,812	$8,845	$6,188	$383	$251	$22,942	$20,251
Maintenance	4,848	3,036	—	—	—	—	4,848	3,036
Systems	1,551	3,082	—	—	—	—	1,551	3,082
Professional services	65	15	745	—	—	—	810	15
Total revenue	20,178	19,945	9,590	6,188	383	251	30,151	26,384

Direct costs	9,293	9,942	5,137	3,592	1,160	499	15,590	14,033
Indirect business unit costs	2,092	2,338	1,066	1,116	1,199	496	4,357	3,950
Inventory impairment	—	4,697	—	—	—	—	—	4,697
Corporate overhead	3,950	3,578	1,886	2,567	59	104	5,895	6,249
Total costs and expenses	15,335	20,555	8,089	7,275	2,418	1,099	25,842	28,929

Income (loss) from operations	4,843	(610)	1,501	(1,087)	(2,035)	(848)	4,309	(2,545)
Net interest expense	(203)	(252)	(97)	(78)	(3)	(3)	(303)	(333)

Income (loss) before taxes	4,640	(862)	1,404	(1,165)	(2,038)	(851)	4,006	(2,878)
Income tax expense	967	—	455	—	—	—	1,422	—

Net income (loss)	$3,673	$(862)	$949	$(1,165)	$(2,038)	$(851)	$2,584	$(2,878)

	For the Six Months Ended June 30, (dollars in thousands)
	WIRELINE		WIRELESS		NEW MARKETS		TOTAL
	2003	2002	2003	2002	2003	2002	2003	2002

Data management	$27,891	$27,147	$17,221	$10,561	$755	$408	$45,867	$38,116
Maintenance	8,355	6,096	—	—	—	—	8,355	6,096
Systems	4,676	5,782	—	500	—	—	4,676	6,282
Professional services	127	129	995	—	—	—	1,122	129
Total revenue	41,049	39,154	18,216	11,061	755	408	60,020	50,623

Direct costs	19,580	19,222	10,393	7,053	2,375	870	32,348	27,145
Indirect business unit costs	4,174	5,259	2,562	2,384	2,483	639	9,219	8,282
Inventory impairment	—	4,697	—	—	—	—	—	4,697
Corporate overhead	8,315	8,534	3,690	3,825	137	145	12,142	12,504
Total costs and expenses	32,069	37,712	16,645	13,262	4,995	1,654	53,709	52,628

Income (loss) from operations	8,980	1,442	1,571	(2,201)	(4,240)	(1,246)	6,311	(2,005)
Net interest expense	(364)	(432)	(164)	(124)	(6)	(4)	(534)	(560)

Income (loss) before taxes	8,616	1,010	1,407	(2,325)	(4,246)	(1,250)	5,777	(2,565)
Income tax expense	1,596	—	455	—	—	—	2,051	—

Net income (loss)	$7,020	$1,010	$952	$(2,325)	$(4,246)	$(1,250)	$3,726	$(2,565)

NOTE 4 – RELATED PARTY TRANSACTIONS

Lucent Technologies Inc. and NV Partners II L.P.

In May 2001, the Company acquired certain assets, and assumed certain liabilities, associated with the call handling and database divisions of Lucent Public Safety Systems (“LPSS”), an internal venture of Lucent Technologies Inc. (“Lucent”).  As part of the acquisition, the Company:

•      issued 2,250,000 shares of common stock;

•      paid approximately $4.8 million for inventory; and

•      incurred an obligation to issue 13,656 shares of mandatorily redeemable, non-voting, Series A Preferred Stock (“Preferred Stock”), with a recorded value of $12.8 million as of June 30, 2003 and a face value of $13.7 million, based on the Company’s total combined revenue over the 24-month period beginning on June 1, 2001 and ending on May 31, 2003 (“Total Revenue”). These shares were issued on July 17, 2003.

Common Stock.  As of June 30, 2003, 1,792,079 of the 2,250,000 shares of common stock issued in connection with the May 2001 acquisition of LPSS continue to be held by NV Partners II L.P. (“NVP II”), formerly a wholly owned subsidiary of Lucent Technologies, Inc.  NVP II remains the Company’s largest shareholder as of the date of this filing.

Inventory.  The obligation to purchase inventory from Lucent was paid in four equal installments that began in August 2002 and ended in May 2003.  The inventory was written off during the three months ended June 30, 2002 after management determined that the asset value was impaired.  However, the obligation to pay Lucent remained and was fully paid by the second quarter of 2003.

Preferred Stock.  Based on the Company’s Total Revenue of $211.8 million over the 24-month contingency period that commenced on June 1, 2001 and ended on May 31, 2003, the Company recorded approximately $12.8 million of Preferred Stock and a corresponding increase to goodwill (related to the purchase of LPSS) during the second quarter of 2003.  The Preferred Stock, which is held by NVP II, has been treated as a debt instrument due to its underlying characteristics.  The Preferred Stock has been recorded at fair value of $12.8 million (defined as the present value of future redemption payments using a 6.07% interest rate) and will be accreted to its face value of $13.7 million over the redemption period.  The accretion will be recorded as interest expense.  No dividends will be paid on the Preferred Stock and the Preferred Stock is not convertible to common stock.

The Preferred Stock is subject to mandatory redemption in three installments: the first one-third will be redeemed in August 2003, an additional one-third in June 2004 and the remaining one-third in June 2005.  Early redemption is available at the Company’s option.  The Company must redeem shares of Preferred Stock with 25% of the gross proceeds of any underwritten public offering after June 1, 2003.

Other LPSS Issues.  The Company also provides maintenance services to Lucent customers on database and call-handling contracts on a subcontracted basis.  Because these contracts were not assigned directly to the Company under the asset purchase agreement, the Company bills Lucent for services rendered and Lucent, in turn, bills the customer.  In effect, Lucent serves as a pass-through entity for billing purposes.  The Company has been working with Lucent and the relevant customers to remove Lucent from the billing process in favor of direct billing between the Company and the customer.

During the three and six months ended June 30, 2003, the Company recognized approximately $3.1 million and $6.0 million, respectively, in revenue under the subcontracted services agreement with Lucent.  As of June 30, 2003, Lucent owes the Company approximately $1.7 million.

SBC Communications Inc. and Ameritech Corporation

The Company provides data management and consulting services pursuant to a service agreement dated August 31, 1994 with Ameritech Information Systems, a wholly owned subsidiary of SBC Communications Inc. (“SBC,” formerly known as Ameritech Corporation).  Under a master lease agreement dated March 11, 1996, the Company leases personal property from Ameritech Credit Corporation, another wholly owned subsidiary of SBC.  Ameritech Information Systems and Ameritech Credit Corporation are affiliates of Ameritech Development Corp., which beneficially owned approximately 1.6 million shares of the Company’s common stock until June 2000.  A member of the Company’s board of directors was a representative of Ameritech Development Corp. at the time the service and master lease agreements were executed.

Ameritech is also one of the Company’s most significant customers, as evidenced by the fact that the Company recognized revenue from SBC for the three and six months ended June 30, 2003 of $4.2 million and $8.6 million, respectively.  As of June 30, 2003, SBC owed the Company approximately $868,000, for services provided.  During the six months ended June 30, 2003 and 2002, the Company paid SBC approximately $582,000 and $1.2 million, respectively, for leases.  As of June 30, 2003, the Company owed approximately $3.1 million, pursuant to the same leases.  The leases have interest rates ranging from 6.27% to 9.5%, require monthly payments and have expiration dates varying through October 2005.

TechnoCom Corporation

During the year ended December 31, 2002, the Company purchased 294,118 shares of TechnoCom Corporation’s Series A Preferred Stock for $500,000, representing less than 3% of the aggregate dilutive voting power of TechnoCom.  The Company does not exercise any control over TechnoCom and does not have any board representation.  As a result, the Company has accounted for its investment on a cost rather than equity basis.  TechnoCom is under contract to provide development and implementation services to the Wireless business unit in connection with the Company’s recently announced Position Determining Entity (“PDE”) service offering.  TechnoCom also provides subcontracted services to the Company’s incumbent local exchange carrier (“ILEC”) customers.  During the three and six months ended June 30, 2003, TechnoCom provided total services to the Company of $167,000 and $267,000, respectively.

NOTE 5 - LITIGATION

The Company is subject to various claims and business disputes in the ordinary course of business, none of which are considered to be material to the operations of the Company.

The Company provides wireline and wireless E9-1-1 database management and related network services for the State of Texas pursuant to a service agreement (“Agreement”) that was entered in November 1998.  On February 4, 2003, the Company filed suit in the District Court of Travis County, Texas, 250th District, against the Texas Commission on State Emergency Communications (“CSEC”) and numerous other defendants for failure to pay amounts due and payable for certain wireless services rendered pursuant to the Agreement.  As of June 30, 2003, the Company has agreed to a settlement with CSEC and does not expect any further litigation related to this dispute.  Under the settlement, CSEC and the other defendants agreed to pay the Company approximately $200,000 of the $500,000 that had previously been in dispute.  The Company also agreed to continue to provide: (i) wireless services through August 2003; and (ii) wireline services through July 2004, subject to renewal for up to five more years and renegotiation of rates.

NOTE 6 – AMENDED SECURITY AGREEMENT

On May 16, 2003, the Company amended its security agreement with GE Capital.  Under this agreement the Company received an additional term loan for $10.0 million, payable in monthly installments through April 1, 2006.  The interest rate on this term loan is equal to the lower of prime rate plus 1.5%, or LIBOR plus 3.75%.  Of the $10.0 million of proceeds received from this term loan, $6.0 million was used to repay a portion of the Company’s existing line of credit with GE Capital.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statement Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”).  The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee.  The Interpretation also requires additional disclosures to be made by a guarantor in interim and annual financial statements about its obligations under certain guarantees it has issued.  The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“Issue 00-21”).  Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of Issue 00-21 has not had a material effect on our consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 has not had, nor does the Company believe it will have, a material impact on its current or prospective financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), to address the classification of certain financial instruments embodying obligations that could be settled by the issuance of an entity’s own shares.  SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position.  SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 did not have a material effect on the Company’s consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Founded in 1979, Intrado is the leading provider of solutions that accurately manage and efficiently deliver certain mission-critical information for use by telecommunications providers and public safety organizations.

Intrado’s core business supports the nation’s 9-1-1 emergency response infrastructure for both wireline and wireless networks, thereby allowing public safety officials to respond to calls for help. In the wireline infrastructure, the data we manage is used to enable a 9-1-1 call to be routed to the appropriate Public Safety Answering Point (PSAP). The information provided includes callback and address data.  While allowing the telecommunications carriers to meet state and federal regulatory mandates, this data enables public safety organizations to quickly respond to calls for assistance, regardless of the caller’s location, or the communication device used. Our customers include incumbent local exchange carriers (ILECs), competitive local exchange carriers (CLECs), wireless carriers, and a wide variety of state, local, and federal government agencies.

We generate revenue from three segments, or “business units:” Wireline, Wireless, and New Markets.  The revenue from these business units is derived from monthly data management services, software and hardware maintenance, software and enhancements, sales of systems and new products and professional services.

The following table represents revenue amounts and percentages by business unit (dollars in thousands):

	Three Months Ended June 30,
	Revenue		Percent
	2003	2002	2003	2002
Wireline	$20,178	$19,945	67%	76%
Wireless	9,590	6,188	32%	23%
New Markets	383	251	1%	1%
Total	$30,151	$26,384	100%	100%

	Six Months Ended June 30,
	Revenue		Percent
	2003	2002	2003	2002
Wireline	$41,049	$39,154	69%	77%
Wireless	18,216	11,061	30%	22%
New Markets	755	408	1%	1%
Total	$60,020	$50,623	100%	100%

Our current expense activity is based on expected financial performance and primarily on our revenue projections.  Due to changing market conditions, our sales cycle and customer contracts are constantly evolving, and certain components of our revenue are difficult to predict.  Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected changes in market opportunities.

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

Revenue Recognition:  In accordance with SAB 101 and SOP No. 97-2 “Software Revenue Recognition,” our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•      persuasive evidence of an arrangement exists;

•      the price is fixed or determinable;

•      delivery has occurred or services have been rendered; and

•      collectibility is reasonably assured.

The majority of our revenue is derived from long-term contracts with our customers and is recognized ratably over the term of the contract as services are performed.  In certain situations, we also recognize revenue on a percentage-of- completion basis, as prescribed by SOP 81-1.  In these situations, we develop and utilize estimates to ratably recognize costs and revenue as work is completed relative to the total estimated time and costs to complete projects.  Delays in completing projects and/or significant changes to original cost estimates could adversely impact future periods in that additional costs or amortization periods for both revenue and expenses may be necessary.  We also deliver products and services that are part of multiple element arrangements.  Utilizing the above criteria from SAB 101 and SOP 97-2, we also rely upon the guidance in EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

•      significant decline in our stock price for a sustained period; and/or

•      our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets including property and equipment and goodwill may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on estimated discounted cash flows expected to result from the use of the asset and its eventual disposition and compare the result to the asset’s carrying amount. Any impairment recognized represents the excess of the asset’s carrying value over its estimated fair value. No impairments were recognized in 2001 or 2002. In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective and, as a result, we no longer amortize approximately $24.5 million in net goodwill.  In lieu of amortization, we performed an initial impairment review of our goodwill in 2002 and will conduct an annual impairment review thereafter during each fourth quarter, or earlier if events and circumstances indicate possible impairment.

Allowances:  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, additional allowances may be required.

Software Capitalization:  We capitalize certain software development costs related to significant new product offerings after technological feasibility is established and prior to general release or availability.  Capitalization of software requires judgment in determining when a project has reached the technological feasibility phase and when it is available for general release and its intended use.  We capitalized $1.1 million and $2.5 million in additional development costs in the three and six months ended June 30, 2003, respectively.  These costs related primarily to our ongoing efforts to develop new services, such as IntelliBaseSM, National Repository Line Level Database (“NRLLDB”), Mobile Positioning Center, and other major software initiatives in the Wireline business segment.  The net realizable value (“NRV”) of all software projects is reviewed on a quarterly basis and may result in significant write-offs if the expected NRV does not support the amounts capitalized on the balance sheet.

Deferred Tax Assets:  Management believes that, based on all available evidence, it continues to be more likely than not that deferred tax assets of $11.2 million will be realized.  The majority of deferred income taxes relate to available NOL and credit carry-forwards.  There is no assurance that we will generate the expected taxable income used in making this determination or that all of our NOL carryforwards will be utilized in the manner we expect.  As additional evidence becomes available, we will continue to evaluate our estimates and judgments related to the recoverability of deferred tax assets and corresponding valuation allowance as required by FAS 109, “Accounting for Income Taxes.”  If expected taxable income is not generated in future years, it may be necessary to reverse some or all of the tax benefit recorded, adversely impacting tax expense and net income in the future.

Discussion of Operating Results

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Total Company

Revenue

Total revenue increased $3.8 million, or 14%, from $26.4 million for the three months ended June 30, 2002 to $30.2 million for the three months ended June 30, 2003.  This increase is primarily attributable to:

•    $233,000 of increased Wireline revenue primarily due to increased maintenance revenues for previously delivered software enhancements; and

•    $3.4 million of increased Wireless revenue primarily due to an increase in our deployed subscriber base for Phase I E9-1-1 services.

Costs and expenses

Total costs decreased 11%, or $3.1 million, from $28.9 million for the three months ended June 30, 2002 to $25.8 million for the three months ended June 30, 2003, representing 110% and 86% of total revenue, respectively.  The reduction in costs is primarily due to the inventory impairment of $4.7 million that was booked in the three months ended June 30, 2002, offset by $1.5 million of increased direct costs associated with the hiring of additional personnel and the delivery of services to our increased subscriber base, along with an increase in amortization of capitalized software, primarily in the New Markets segment.

Net Income

Net income increased by $5.5 million from a net loss of $2.9 million for the three months ended June 30, 2002 to net income for $2.6 million for the three months ended June 30, 2003, primarily due to:

•    $4.7 million decrease in expenses due to the inventory impairment charge booked in the three months ended June 30, 2002; and

•    $2.1 million of increased Wireless net income, from a loss of $1.2 million for the three months ended June 30, 2002 to net income of $941,000 in the three months ended June 30, 2003, primarily attributable to the deployment of additional cell sites.

The increases were partially offset by an increase in costs in the New Markets segment of $1.1 million due to additional business development expenses, sales and marketing and management expenses, and increased capitalized software amortization.

Wireline Business Unit

Revenue increased 2%, from $19.9 million for the three months ended June 30, 2002 to $20.2 million for the three months ended June 30, 2003.  The $233,000 increase is primarily due to increased maintenance revenues for previously delivered software enhancements.

Direct costs decreased 7%, from $9.9 million for the three months ended June 30, 2002 to $9.3 million for the three months ended June 30, 2003, representing 50% and 46% of Wireline revenue, respectively.  The $657,000 decrease is primarily due to a decrease in cost of goods sold in 2003 compared to 2002 related to systems and software enhancements sold to customers in the database and call handling divisions  (there were more systems and software enhancements sold in 2002) and a reduction in allocated facility costs.

Indirect business unit costs decreased 11%, from $2.3 million for the three months ended June 30, 2002 to $2.1 million for the three months ended June 30, 2003, representing 12% and 10% of Wireline revenue, respectively.  The $246,000 decrease is primarily due to lower commissions paid in 2003 compared to 2002 resulting from lower sales of systems and software enhancements.

Inventory impairment decreased from $4.7 million for the three months ended March 31, 2002 to $0 for the same period in 2003 due to $4.7 million of asset impairment charges related to the write-off of inventory purchased in the May 2001 acquisition of LPSS which was recorded during the three months ended June 30, 2002.

Net income increased $4.5 million, from a loss of $861,000 for the three months ended June 30, 2002 to $3.7 million in the three months ended June 30, 2003, primarily due to the reduction in both direct and indirect expenses.

Wireless Business Unit

Revenue increased 55%, from $6.2 million for the three months ended June 30, 2002 to $9.6 million for the three months ended June 30, 2003.  Wireless revenue increased due to recurring revenues generated from additional cell site deployments for E9-1-1 services, sales of software enhancements and recurring services for new product offerings such as PDE, Enhanced Emergency Services (“EES”) and professional services.

Direct costs increased 43%, from $3.6 million for the three months ended June 30, 2002 to $5.1 million for the three months ended June 30, 2003, representing 58% and 54% of Wireless revenue, respectively.  The increase is due to the hiring of additional staff to accommodate growth in the deployed customer base, and increased licensing and maintenance costs to accommodate growth and new product offerings.  Wireless direct costs as a percentage of revenue decreased due not only to economies of scale associated with a larger customer base but also from operating efficiencies realized through improved automated business processes and productivity improvements.

Indirect business unit costs decreased slightly from $1,116,000 for the three months ended June 30, 2002 to $1,066,000 for the three months ended June 30, 2003, but declined as a percentage of wireless revenue from 18% to 11%, respectively.

Net income increased $2.1 million from a loss of $1.2 million for the three months ended June 30, 2002 to net income of $941,000 for the three months ended June 30, 2003 primarily due to an increase in recurring monthly revenue from additional cell site deployments without proportional increases in expenses.

New Markets Business Unit

Revenue increased 53%, from $251,000 for the three months ended June 30, 2002 to $383,000 for the three months ended June 30, 2003.  Revenue increased due to additional sales of IntelliCastSM services.  Revenue for IntelliCastSM services increased $132,000 from $175,000 for the three months ended June 30, 2002 to $308,000 for the same period in 2003.

Direct costs increased 132%, from $499,000 for the three months ended June 30, 2002 to $1.2 million for the three months ended June 30, 2002.  The increase is primarily due to an increase in the amortization of capitalized software of $250,000, an increase in data acquisition and maintenance costs of $80,000 for IntelliBaseSM NRLLDB, and a $125,000 increase in personnel support costs to support a growing number of subscribers in the IntelliCastSM database.  Additionally, depreciation expense increased by $101,000 for IntelliCastSM and by $48,000 for IntelliBaseSM NRLLDB as a result of additional hardware and software assets deployed to support new product and service offerings.

Indirect business unit costs increased 142%, from $496,000 for the three months ended June 30, 2002 to $1.2 million for the three months ended June 30, 2003.  The $703,000 increase from the second quarter of 2003 is primarily due to the hiring of additional sales and management personnel, increased marketing programs and additional business development expenses.

Net loss increased $1.2 million, from a loss of $852,000 for the three months ended June 30, 2002 to $2.0 million for the three months ended June 30, 2003, primarily due to growth in both direct and indirect expenses without corresponding revenue increases.  The increases in spending were the result of efforts to increase market penetration and establish core operational competencies.  Management believes spending will continue to increase into future periods as the New Markets business unit develops and strives to gain market share.

Corporate Overhead

Total corporate overhead decreased 5%, from $6.2 million for the three months ended June 30, 2002 to $5.9 million for the three months ended June 30, 2003.  The $300,000 decrease is primarily due to reduced rent expense during the second quarter of 2003, as a result of our move to a consolidated corporate facility in 2003.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Total Company

Revenue

Total revenue increased $9.4 million, or 19%, from $50.6 million for the six months ended June 30, 2002 to $60.0 million for the six months ended June 30, 2003.  This increase is primarily attributable to:

•      $1.9 million of increased Wireline revenue primarily due to increased maintenance revenues for previously delivered software enhancements and an increase in recurring revenues related to sales of additional services and products to existing customers; and

•      $7.2 million of increased Wireless revenue primarily due to an increase in our deployed subscriber base for Phase I E9-1-1 services.

Costs and expenses

Total costs increased 2%, or $1.1 million, from $52.6 million for the six months ended June 30, 2002 to $53.7 million for the six months ended June 30, 2003, representing 104% and 89% of total revenue, respectively.  This increase in costs is primarily due to:

•   $5.2 million of increased direct costs associated with the hiring of additional personnel and delivery of services to our increased subscriber base, along with an increase in our amortization of capitalized software; and

•   $1.2 million of increased general and administrative expenses due to investments in infrastructure and increased personnel, legal and insurance costs.

These increases were offset by a reduction in inventory impairment charges of $4.7 million, along with a reduction in sales and marketing expenses of $450,000 primarily due to a reduction in commission-based compensation.

Net Income

Net income increased by $6.3 million from a net loss of $2.6 million for the six months ended June 30, 2002 to net income of $3.7 million for the six months ended June 30, 2003.  This increase is primarily due to $6.0 million of increased Wireline net income, from income of  $1.0 million in the six months ended June 30, 2002 to income of $7.0 million for the six months ended June 30, 2003, primarily as a result of:

•      $4.7 million of inventory impairment charges that were booked during the three months ended June 30, 2003; and

•      the deployment of additional cell sites, which resulted in $3.3 million of increased Wireless net income, from a net loss of $2.3 million for the six months ended June 30, 2002 to net income of $952,000 in the six months ended June 30, 2003.

This increase was partially offset by an increase in net loss in the New Markets segment of $2.9 million due to additional business development expenses, sales and marketing and management expenses, along with an increase in capitalized software amortization now that these systems are operational.

Wireline Business Unit

Revenue increased 5%, from $39.2 million for the six months ended June 30, 2002 to $41.0 million for the six months ended June 30, 2003.  The increase is primarily due to increased maintenance revenues for previously delivered software enhancements and an increase in recurring revenues related to sales of additional services and products to existing customers.

Direct costs increased 2%, from $19.2 million for the six months ended June 30, 2002 to $19.6 million for the six months ended June 30, 2003, representing 49% and 48% of Wireline revenue, respectively. The $351,000 increase is primarily due to an increase in maintenance expenses related to the database group and the hiring of support personnel to accommodate revenue growth.

Indirect business unit costs decreased 21%, from $5.3 million for the  six months ended June 30, 2002 to $4.2 million for the six months ended June 30, 2003.  The $1.1 million decrease is primarily due to:

•      $220,000 of reduced bad debt expenses attributable to our CLEC customer base;

•      $200,000 of decreased commission expenses;

•      $300,000 from cost control initiatives in indirect expense areas including sales support and reduced management bonuses associated with the LPSS employee retention plan incurred in 2002 that were not incurred in 2003; and

•      $529,000 in productivity improvements and cost control initiatives in the Texas and call handling divisions.

Inventory impairment decreased from $4.7 million for the six months ended March 31, 2002 to $0 for the same period in 2003 due to $4.7 million of asset impairment charges related to the write-off of inventory purchased in the May 2001 acquisition of LPSS which was recorded during the second quarter of 2002.

Net income increased $6.0 million, from $1.0 million in the six months ended June 30, 2002 to $7.0 million in the six months ended June 30, 2003. This increase is primarily a function of increased revenues without corresponding increases in direct expenses, combined with the decreased indirect expenses in 2003.

Wireless Business Unit

Revenue increased 65%, from $11.1 million for the six months ended June 30, 2002 to $18.2 million for the six months ended June 30, 2003.  Wireless revenue increased due to recurring revenues generated from additional cell site deployments for E911 services, sales of software enhancements and recurring services for new product offerings such as PDE, EES and professional services.

Direct costs increased 47%, from $7.0 million for the six months ended June 30, 2002 to $10.4 million for the six months ended June 30, 2003, representing 64% and 57% of Wireless revenue, respectively.  The increase is due to the hiring of additional staff to accommodate growth in the deployed customer base, and increased licensing and maintenance costs to accommodate growth and new product offerings.  Wireless direct costs as a percentage of revenue decreased due not only to economies of scale associated with a larger customer base but also from operating efficiencies realized through improved automated business processes and productivity improvements.

Indirect business unit costs increased 8%, from $2.4 million for the six months ended June 30, 2002 to $2.6 million for the six months ended June 30, 2003.  The $178,000 increase is primarily due to the hiring of additional personnel to support product development initiatives.

Net income increased from a loss of $2.3 million for the six months ended June 30, 2002 to income of $944,000 for the six months ended June 30, 2003 primarily due to an increase in recurring monthly revenue from additional cell site implementations without proportional increases in expenses.

New Markets Business Unit

Revenue increased 85%, from $408,000 for the six months ended June 30, 2002 to $755,000 for the six months ended June 30, 2003.  The $347,000 increase is due to the increased sales of IntelliCastSM services.

Direct costs increased 173%, from $870,000 for the six months ended June 30, 2002 to $2.4 million for the six months ended June 30, 2003. The increase is primarily due to an increase in operational personnel expenses of $200,000 for IntelliCastSM, capitalized software amortization of $480,000, increased depreciation expenses of $200,000, increased data costs of $290,000 and maintenance and repairs related expenses of $150,000.

Indirect business unit costs increased 289%, from $639,000 for the six months ended June 30, 2002 to $2.5 million for the six months ended June 30, 2003.  The $1.8 million increase is primarily due to the hiring of additional sales and management personnel, increased marketing programs and additional business development expenses.

Net loss increased from a $1.3 million loss in the six months ended June 30, 2002 to $4.2 million loss in the six months ended June 30, 2003 due to increased direct and indirect costs as a percentage of revenue.

Corporate Overhead

Total corporate overhead decreased 3%, from $12.5 million for the three months ended June 30, 2002 to $12.1 million for the three months ended June 30, 2003.  The $400,000 decrease is primarily due to decreased rent expense.

Balance Sheet Items

Cash and Cash Equivalents increased $13.2 million, or 103%, from $12.9 million at December 31, 2002 to $26.1 million at June 30, 2003.  This increase is primarily attributable to net cash provided by operating activities of $16.7 million and net cash provided by financing activities of $1.1 million, offset by net cash used in investing activities of $4.6 million.

Accounts Receivable increased 7%, from $14.9 million at December 31, 2002 to $15.9 million at June 30, 2003.  This increase is primarily caused by improvements in days sales outstanding offset by the reduction in unbilled revenue in the amount of $4.5 million since year-end.

Unbilled Revenue decreased 74%, from $6.2 million at December 31, 2002 to $1.6 million at June 30, 2003.  The unbilled revenue balance as of December 31, 2002 was primarily the result of an internal administrative delay related to processing and remitting  invoices which caused December 2002 invoices to be mailed in the first week of January 2003.

Deferred Tax Assets decreased 14%, from $13.0 million at December 31, 2002 to $11.2 million at June 30, 2003.  This decrease is primarily attributable to income tax expense recognized of $2.1 million offset by tax benefit for stock option exercises of $226,000 for the six months ended June 30, 2003.

Goodwill increased 109%, from $11.7 million at December 31, 2002 to $24.5 million at June 30, 2003.  The $12.8 million increase is attributable to the corresponding $12.8 million increase in the consideration to be paid for the LPSS acquisition, which was recorded as a payable of mandatorily redeemable preferred stock.

Other Intangibles decreased 15%, from $7.9 million at December 31, 2002 to $6.8 million at June 30, 2003.  The decrease is due to the amortization of $1.1 million for the six months ended June 30, 2003.

Current Liabilities increased 57%, from $25.4 million at December 31, 2002 to $39.6 million at June 30, 2003.  This increase is primarily a result of the following:

•      Mandatorily Redeemable Preferred Stock Payable at $8.8 million was recorded for the additional consideration owed to Lucent Technologies Inc. (“Lucent”) for the LPSS acquisition as of June 30, 2003.

•      Accounts Payable and Accrued Liabilities increased 11%, from $8.6 million at December 31, 2002 to $9.6 million at June 30, 2003.  The increase is primarily caused by $265,000 of additional accrued direct costs (costs accrued related to software development and NRE fees) and $684,000 of additional vendor charges remaining unpaid at June 30, 2003.

•      Deferred Contract Revenue increased 38%, from $10.3 million at December 31, 2002 to $14.1 million at June 30, 2003 primarily due to additional cell site deployments in the Wireless segment whereby deferral of up-front fees earned through activation of cell sites for certain customers requires deferral under SAB 101 and recognition of revenue and expenses associated with the deployment efforts over the remaining recurring service periods..

This increase was partially offset by $2.4 million in inventory payments made to Lucent, which resulted in a decrease in Payable to Lucent of 100%, from $2.4 million at December 31, 2002 to $0 at June 30, 2003.

Liquidity and Capital Resources

Since our inception we have funded our operations with cash provided by operations, supplemented by equity and debt financing and leases on capital equipment.  As of June 30, 2003, we had approximately $26.1 million in cash and cash equivalents.  There are no requirements that limit or restrict our ability to utilize this cash to fund future investments or ongoing operations.

We repaid $1.5 million and $930,000 of capital lease obligations during the three months ended June 30, 2002 and 2003, respectively.  Additionally, we used $1.8 million and $1.1 million in the three months ended June 30, 2002 and 2003, respectively, for the purchase of capital assets and leasehold improvements and $3.1 million and $1.1 million for software development costs which were capitalized in each of those periods, respectively.

We repaid $2.5 million and $1.8 million of capital lease obligations during the six months ended June 30, 2002 and 2003, respectively.  Additionally, we used $4.7 million and $2.1 million in the six months ended June 30, 2002 and 2003, respectively, for the purchase of capital assets and leasehold improvements and $5.2 million and $2.5 million for software development costs which were capitalized in each of those periods, respectively.

As of June 30, 2003, we have a revolving line of credit, which is available to meet operating needs.  Borrowing availability may not exceed the lower of: (i) $20 million; or (ii) 85% of our eligible accounts receivable, as defined in the line of credit agreement.  The interest rate on amounts borrowed under the line of credit is equal to the prime rate plus 1.5% per annum, which was 5.5% as of June 30, 2003.  The line of credit matures on July 31, 2004 and is collateralized by accounts receivable and certain other assets.  As of June 30, 2003, $2.0 million was outstanding and $8.9 million was available.  Our agreement requires us to maintain a minimum principal balance of $2.0 million.  An additional $850,000 of availability is being utilized to satisfy letter of credit obligations as of June 30, 2003.

We also have access to a maximum of approximately $8.0 million through capital lease lines.  The interest rate is equal to the entity’s cost of funds plus a profit spread.  Each lease schedule is collateralized by the underlying assets and is subject to review and approval by the lessor at the time of our application.  Each lease has its own termination date, typically 36 months.

As of June 30, 2003, we have a secured term loan from GE Capital, payable in monthly installments through October 1, 2005.  The interest rate on this term loan is equal to the prime rate plus 1.5%, which was 5.5% at June 30, 2003.  As of June 30, 2003, the outstanding balance on this term loan was $2.3 million.

As of June 30, 2003, we have a second secured term loan from GE Capital, payable in monthly installments through April 1, 2006.  The interest rate on this term loan is equal to the lower of (a) prime rate plus 1.5%, or (b) LIBOR plus 3.75%. At June 30, 2003, the LIBOR plus 3.75% was 5.06% at June 30, 2003, lower than the prime rate plus 1.5%, which was 5.50%.  As of June 30, 2003, the outstanding balance on the second term loan was $10.0 million.

LPSS Acquisition and Contingent Obligation

In May 2001, we acquired certain assets, and assumed certain liabilities, associated with the call handling and database divisions of LPSS, an internal venture of Lucent.  As part of the acquisition, we:

•      issued 2,250,000 shares of common stock;

•      paid approximately $4.8 million for inventory; and

•      recently issued 13,656 shares of mandatorily redeemable, non-voting, Series A Preferred Stock (“Preferred Stock”), with a recorded value of $12.8 million as of June 30, 2003 and a face value of $13.7 million, based on our total combined revenue over the 24-month period beginning on June 1, 2001 and ending on May 31, 2003 (“Total Revenue”).

Common Stock.  As of June 30, 2003, 1,792,079 of the 2,250,000 shares of common stock issued in connection with the May 2001 acquisition of LPSS continue to be held by NV Partners II L.P. (“NVP II”), formerly a wholly owned subsidiary of Lucent Technologies, Inc.  NVP II remains our largest shareholder as of the date of this filing.

Inventory.  The obligation to purchase inventory from Lucent was paid in four equal installments that began in August 2002 and ended in May 2003.  The inventory was written off during the three months ended June 30, 2002 after management determined that the asset value was impaired.  However, the obligation to pay Lucent remained and was fully paid by the second quarter of 2003.

Preferred Stock.  Based on our Total Revenue of $211.8 million over the 24-month contingency period that commenced on June 1, 2001 ended on May 31, 2003, we recorded approximately $12.8 million of Preferred Stock and a corresponding increase to goodwill (related to the purchase of LPSS) during the second quarter of 2003.  The Preferred Stock, which is held by NVP II, has been treated as a debt instrument due to its underlying characteristics.  The Preferred Stock has been recorded at fair value of $12.8 million (defined as the present value of future redemption payments using a 6.07% interest rate) and will be accreted to its face value of $13.7 million over the redemption period.  The accretion will be recorded as interest expense.  No dividends will be paid on the Preferred Stock and the Preferred Stock is not convertible to common stock.

The Preferred Stock is subject to mandatory redemption in three installments: the first one-third will be redeemed in August 2003, an additional one-third in June 2004 and the remaining one-third in June 2005.  Early redemption is available at our option.  We must redeem shares of Preferred Stock with 25% of the gross proceeds of any underwritten public offering after June 1, 2003.

Assessment of Future Liquidity

In the third quarter of 2003, we anticipate that we may spend approximately  $1.3 million for software development projects, and approximately $2.5 million on capital assets.

Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fund our operations for the next 12 months and beyond.  In making this assessment, we have considered:

•      our cash and cash equivalents of $26.1 million at June 30, 2003;

•      the availability of additional funding under our revolving line of credit facility;

•      the anticipated level of capital expenditures through June 30, 2004;

•      the $13.7 million redemption of Preferred Stock in three equal payments of approximately $4.6 million (including interest expense), with the first payment due in August 2003, the second in June 2004 and the third in June 2005;

•      presently scheduled debt service requirements through the June 30, 2004; and

•      our expectation of realizing positive cash flow from operations through June 30, 2004.

The availability of borrowings under our line of credit facility and lease line of credit are subject to certain conditions and limitations and require us to maintain compliance with specified operating and financial covenants or ratios.  While we were in compliance with all covenant ratios at June 30, 2003, there can be no assurance that we will continue to be in compliance with these ratios over time, especially if our debt borrowings increase or our operating results are not sufficient to cover our fixed financing payments.

Given the state of the telecommunication industry and the associated financial difficulties and bankruptcies recently announced by certain companies, we continue to address our exposure to potential collectibility of outstanding accounts receivable from certain customers.  Our process for evaluating and estimating our potential exposure to collectibility issues is discussed in the Critical Accounting Policies section of this Quarterly Report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk to the extent that interest rates in the United States change.  This exposure is directly related to our normal operating and funding activities.  The interest payable on our line of credit is determined based on the prime rate plus 1.5% per annum, and, therefore, is affected by changes in market interest rates.  Interest rates on our capital lease lines are dependent on interest rates in effect at the time the lease line is drawn upon.  Total liabilities outstanding at June 30, 2003 under the line of credit and capital lease lines were approximately $13.8 million.  Based on amounts borrowed as of June 30, 2003, we would have a resulting decline in future annual earnings and cash flows of approximately $138,000 for every 1% increase in prime lending rates.  We have no plans to use derivative instruments or engage in hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

Quarterly Evaluation of Our Disclosure Controls and Internal Controls

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), and our internal controls and procedures for financial reporting (“Internal Controls”) as of June 30, 2003. This evaluation of our controls was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of our evaluation of controls.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this Quarterly Report are the certifications of the CEO and the CFO, as required under Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Quarterly Report, which you are currently reading, is the information concerning our evaluation of controls referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

Scope of Our Controls Evaluation

The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, our implementation of controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of our evaluation of controls, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls’ effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by personnel in our Finance Department and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (through improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the evaluation of our controls generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, “significant deficiencies” are referred to as reportable conditions; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements, and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the evaluation of our controls, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accordance with SEC requirements, the CEO and CFO note that, since the date of the evaluation of controls to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

Based upon our evaluation of controls, our CEO and CFO have concluded that our Disclosure Controls effectively ensure that material information relating to Intrado and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles in the United States of America.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, in February 2003 we filed suit in the District Court of Travis County, Texas, 250th District, against the Texas Commission on State Emergency Communications (“CSEC”) and numerous other defendants for failure to pay amounts due and payable to Intrado under an E9-1-1 wireline and wireless database management services agreement.  As of June 30, 2003, we agreed to a settlement with CSEC and do not expect any further litigation related to this dispute.  Under the settlement, CSEC and the other defendants agreed to pay us approximately $200,000 that had previously been in dispute.  We also agreed to continue to provide: (i) wireless services through August 2003; and (ii) wireline services through July 2004, subject to renewal for up to five more years and renegotiation of rates.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2003, we incurred an obligation to issue $13,656,000 (13,656 shares at $1,000 per share) of redeemable, nonconvertible and nonvoting Series “A” Preferred Stock (the “Preferred Stock”) to NV Partners II L.P. pursuant to the “earn-out” provision of the Amended and Restated Agreement for the Purchase and Sale of Assets dated May 11, 2001, under which we purchased the assets of Lucent Public Safety Systems (“LPSS”), an internal division of Lucent Technologies Inc.  As of June 30, 2003, the Preferred Stock has been recorded at a fair value of approximately $12.8 million (defined as the net present value of future redemption payments using a discount rate of 6.07%).  The Preferred Stock will be accreted to its face value of $13,656,000 over the redemption period, which ends on June 1, 2005.

The Preferred Stock was issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D, as promulgated thereunder.  Other than the LPSS assets acquired in May 2001, we did not receive any additional proceeds from the issuance of the Preferred Stock.  A copy of the Certificate of Designation, which describes the rights and privileges of the Preferred Stock, has been filed as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following two matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held on June 26, 2003 and were passed by majority vote of our stockholders.

1.               Election of three Class C directors, each for a term of three years.

Director Nominee	For	Withheld

George Heinrichs	14,494,730	51,653
Winston J. Wade	13,941,795	604,588
Darrell A. Williams	13,942,068	604,315

2.               Ratification of the appointment of PricewaterhouseCoopers LLP as our independent accountants for 2003.

For	14,389,774
Against	153,151
Abstain	3,458

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits.

Exhibit Number	Description

4.01	Certificate of Designation for Series A Preferred Stock.
10.01	Third Amendment to General Electric Loan and Security Agreement, dated May 16, 2003.
31.01	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.02	Certification of Senior Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.01	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K.

(1)          On April 24, 2003, we filed a Current Report on Form 8-K to provide information about our first quarter 2003 earnings.

(2)          On July 1, 2003, we filed a Current Report on Form 8-K (dated June 11, 2003) to announce that our 9-1-1 data management services agreement with BellSouth Telecommunications, Inc. had been extended.  The agreement, which was set to expire on July 31, 2005, will continue until July 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2003

INTRADO INC.
a Delaware corporation

By:	/s/ George Heinrichs
	Name:	George Heinrichs
	Title:	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Michael D. Dingman, Jr.
	Name:	Michael D. Dingman, Jr.
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)