Form 10-Q
period 2003-09-30
INTRADO INC
filed 2003-11-03
CIK 924505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2003

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

Yes ☒    No ☐

As of October 28, 2003, there were 16,083,459 shares of common stock outstanding.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout the Quarterly Report on Form 10-Q and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements.  All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend,” and other words and phrases of similar meaning.  Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements.  The forward-looking information is based on information available as of the date of this report on Form 10-Q and on numerous assumptions and developments that are not within our control.  Although we believe these forward-looking statements are reasonable, we cannot assure you they will turn out to be correct.  Actual results could be materially different from our expectations due to a variety of factors, including the following:

•                  our reliance on large contracts from a limited number of significant telecommunications customers and, especially in light of recent competitive pressures in the telecommunications industry, their ability to pay for our services and the timing of such payments;

•                  fluctuations in quarterly operating results, including those that are due to adverse trends in the telecommunications industry, bankruptcy filings by MCI (formally known as WorldCom) and other customers, and other factors that are beyond our control;

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

•                  whether our efforts to expand into European and other international markets will prove to be economically viable;

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

•                  the possibility that we will not generate taxable income in an amount sufficient to allow us to utilize previously generated net operating loss tax carryforwards;

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

i

ii

PART I  - FINANCIAL INFORMATION

INTRADO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data; Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Wireline business unit	$20,779	$20,295	$61,828	$59,449
Wireless business unit	10,466	6,731	28,682	17,792
New markets business unit	438	326	1,193	734
Total revenue	31,683	27,352	91,703	77,975

Costs and expenses:
Wireline business unit	9,725	9,150	29,305	28,372
Wireless business unit	5,611	3,279	16,004	10,332
New markets business unit	1,082	838	3,457	1,708
Sales and marketing	4,008	4,065	12,450	12,956
General and administrative	5,535	5,242	17,214	15,664
Inventory impairment	—	—	—	4,697
Research and development	580	555	1,820	2,028
Total costs and expenses	26,541	23,129	80,250	75,757
Income from operations	5,142	4,223	11,453	2,218

Other income (expense):
Interest and other income	59	35	147	130
Interest and other expense	(392)	(312)	(1,014)	(967)
Income before income taxes	4,809	3,946	10,586	1,381

Income tax expense	1,707	—	3,758	—

Net income	$3,102	$3,946	$6,828	$1,381

Net income per share:
Basic	$0.20	$0.26	$0.44	$0.09
Diluted	$0.18	$0.24	$0.41	$0.08

Shares used in computing net income per share:
Basic	15,749,993	15,237,882	15,641,085	15,203,188
Diluted	17,237,161	16,226,799	16,650,465	16,604,224

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands; Unaudited)

	September 30, 2003	December 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$30,740	$12,895
Accounts receivable, net of allowance for doubtful accounts of $504 and $589, respectively	14,494	14,900
Unbilled revenue	1,917	6,165
Prepaids and other	2,243	2,144
Deferred contract costs	3,875	3,196
Deferred income taxes	9,476	4,091

Total current assets	62,745	43,391

Property and equipment, net	26,352	30,277
Goodwill, net of accumulated amortization of $1,394	24,517	11,716
Other intangibles, net of accumulated amortization of $5,584 and $3,823, respectively	6,173	7,934
Deferred income taxes	1,730	8,916
Deferred contract costs	3,092	2,710
Software development costs, net of accumulated amortization of $5,223 and $2,243, respectively	12,337	11,760
Other assets	679	676

Total assets	$137,625	$117,380

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$9,745	$8,646
Current portion of capital lease obligations	3,055	3,131
Line of credit	2,000	—
Current portion of note payable	4,250	917
Payable to Lucent	—	2,395
Mandatorily redeemable preferred stock payable (see Note 4)	4,366	—
Deferred contract revenue	14,235	10,280

Total current liabilities	37,651	25,369

Capital lease obligations, net of current portion	1,715	2,689
Line of credit	—	8,000
Deferred rent, net of current portion	1,532	1,424
Notes payable, net of current portion	7,000	1,833
Mandatorily redeemable preferred stock payable (see Note 4)	4,090	—
Deferred contract revenue	6,290	12,346

Total liabilities	58,278	51,661

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; 9,104 and no shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively (see Note 4)	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 16,062,316 and 15,442,140 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	16	15
Additional paid-in capital	87,735	80,936
Accumulated deficit	(8,404)	(15,232)

Total stockholders’ equity	79,347	65,719

Total liabilities and stockholders’ equity	$137,625	$117,380

The accompanying notes to financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Cash flows from operating activities:
Net income	$3,102	$3,946	$6,828	$1,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,785	2,408	11,853	6,655
Tax benefit for stock option exercises	1,624	—	1,850	—
Stock-based compensation	49	9	103	77
Non-cash interest expense	138	—	207	—
Other	(34)	201	(66)	466
Inventory impairment	—	—	—	4,697
Change in:
Accounts receivable and unbilled revenue	1,179	(1,171)	4,739	(3,977)
Prepaids and other assets	(553)	2,441	(102)	1,815
Deferred contract costs	(241)	(253)	(1,061)	343
Deferred income taxes	(23)	—	1,801	—
Accounts payable and accrued liabilities	103	(1,181)	1,578	(4,693)
Deferred revenue	(232)	683	(2,101)	2,049
Net cash provided by operating activities	8,897	7,083	25,629	8,813

Cash flows from investing activities:
Acquisition of property and equipment	(385)	(8,036)	(2,448)	(12,747)
Investment in TechnoCom	—	—	—	(500)
Capitalized software development costs	(1,027)	(2,791)	(3,557)	(7,999)
Net cash used in investing activities	(1,412)	(10,827)	(6,005)	(21,246)

Cash flows from financing activities:
Principal payments on capital lease obligations	(671)	(1,109)	(2,478)	(3,570)
Payments on payable to Lucent	—	—	(2,395)	—
Payments on mandatorily redeemable preferred stock payable	(4,552)	—	(4,552)	—
Principal payments on notes payable	(1,083)	—	(1,400)	—
Proceeds from notes payable, line of credit and capital lease advance	299	6,000	4,199	9,000
Proceeds from employee stock purchase plan and stock options	3,151	231	4,847	1,777
Net cash provided by (used in) financing activities	(2,856)	5,122	(1,779)	7,207

Net increase (decrease) in cash and cash equivalents	4,629	1,378	17,845	(5,226)

Cash and cash equivalents, beginning of period	26,111	9,112	12,895	15,716
Cash and cash equivalents, end of period	$30,740	$10,490	$30,740	$10,490

Supplemental schedule of noncash financing and investing activities:

Property and equipment acquired under capital leases	$1,093	$165	$1,129	$3,035

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the consolidated financial position, results of operations and cash flows of Intrado Inc. (“Intrado” or the “Company”) for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for subsequent quarterly periods or for the entire fiscal year ending December 31, 2003.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period’s presentation.  These reclassifications included modifications to the Company’s segment reporting (see Note 3).

Deferred Contract Costs

Deferred costs represent up-front implementation costs or equipment shipped to a customer site.  These costs will be recognized over the related contract period as revenue is recognized.

Revenue and Cost Recognition

The Company generates revenue from all of its three segments, or “business units”:  Wireline, Wireless and New Markets (see Note 3).  The revenue from these business units is derived from monthly data management services, maintenance, systems, software and software enhancements, and new products and professional services.

Revenue is accounted for either as software revenue (and related post-contract support) or as services revenue in accordance with the guidelines provided by Statement of Position No. 97-2, “Software Revenue Recognition,” (“SOP 97-2”) and Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  The Company’s policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•      persuasive evidence of an arrangement exists;

•      price is fixed or determinable;

•      delivery has occurred or services have been rendered; and

•      collectibility is reasonably assured.

The majority of the Company’s revenue is derived from long-term contracts with customers and is recognized ratably over the term of the contract as services are performed.  In certain defined projects, the Company also recognizes revenue on a percentage-of- completion basis, as prescribed by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).  In these situations, the Company develops and utilizes estimates to ratably recognize costs and revenue as work is completed relative to the total estimated time and costs to complete projects.  Delays in completing projects and/or significant changes to original cost estimates could adversely impact future periods in that additional costs or amortization periods for both revenue and expenses may be necessary.  The Company also delivers products and services that are part of multiple element arrangements.  Utilizing the above criteria from SOP 97-2 and SAB 101, the Company also relies upon the guidance in EITF 00-21, “Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  The Company evaluates vendor specific objective evidence (“VSOE”) for contracts under SOP 97-2 and vendor objective evidence (“VOE”) for contracts under SAB 101 to identify objective and reliable evidence of fair value in situations where multiple element arrangements exist.  If the VSOE or VOE the Company relied upon changes, recognition methods for revenue and expenses could also adversely impact future periods.

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

As of September 30, 2003, the Company had total deferred contract revenue of $20.5 million and deferred contract costs of approximately $7.0 million. The total deferred contract revenue balance of $20.5 million represents fees and deferrals for certain software enhancements and up-front fees that have been billed but are yet to be delivered or that have been delivered but are required to be deferred under SAB 101.  Of the total deferred contract revenue, $18.3 million has already been received and $2.2 million is included in accounts receivable as of September 30, 2003.  The Company estimates that total deferred contract revenue, net of deferred contract costs, will be recognized as follows, for the remainder of 2003 and each year thereafter, (dollars in thousands):

2003 (fourth quarter)	$2,384
2004	7,989
2005	2,590
2006	70
2007	167
2008	144
2009	135
2010	79
Total	$13,558

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

For software developed for external use, the Company expenses the costs of developing computer software until technological feasibility is established and capitalizes all qualified costs incurred from that time until the software is available for general customer release or ready for its intended use, whichever is earlier, at which time amortization of the capitalized costs begins.  Costs of major enhancements to existing products are capitalized while routine maintenance of existing products is charged to expense as incurred.  Technological feasibility for the Company’s computer software products is generally established upon the achievement of a detailed program design free of high-risk development issues and completion of a working model.  The establishment of the technological feasibility and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain internal and external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.  The Company also contracts with third parties to develop or test software that will be sold to customers, and generally capitalizes these costs once feasibility has been established.

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

For the three and nine months ended September 30, 2003, the Company capitalized expenses related to software products of $1.0 million and $3.6 million and recognized amortization expense related to capital software products of $876,000 and $3.0 million, respectively.  For the three and nine months ended September 30, 2002, the Company capitalized software development costs of $2.8 million and $8.0 million and amortized $168,000 and $391,000, respectively.

Income Taxes

For the three and nine months ended September 30, 2003, the Company recognized income tax expense of $1.7 million and $3.8 million, respectively, based upon the Company’s estimate of a 35.5% effective tax rate for the year ending December 31, 2003.  In the fourth quarter of 2002, the Company reversed its previously recorded valuation allowance based upon the Company’s determination that it would be more likely than not that it would realize the benefits for these assets in the future.  Prior to that determination, during the three and nine months ended September 30, 2002, no income tax expense was recorded due to the Company’s valuation allowance.

Stock-Based Compensation Plans

At September 30, 2003, the Company has two stock-based employee compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income, as reported	$3,102	$3,946	6,828	$1,381
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(811)	(750)	(2,669)	(2,874)

Pro forma net income (loss)	$2,291	$3,196	$4,159	$(1,493)

Net income (loss) per share:
Basic – as reported	$0.20	$0.26	$0.44	$0.09
Basic – pro forma	$0.15	$0.21	$0.27	$(0.10)

Diluted – as reported	$0.18	$0.24	$0.41	$0.08
Diluted – pro forma	$0.13	$0.20	$0.25	$(0.09)

NOTE 2 – INCOME PER SHARE

The Company presents basic and diluted income per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted net income per share.  Under this statement, basic net income per share is determined by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted income per share gives effect to all dilutive potential common stock that was outstanding during the period.  The treasury stock method, using the average price of the Company’s common stock for the period, is applied to determine dilution from options and warrants.  The as-if-converted method is used for convertible securities.

A reconciliation of the numerators and denominators used in computing per share net income is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net income	$3,102	$3,946	$6,828	$1,381
Denominator for basic income per share:
Weighted average common shares outstanding	15,749,993	15,237,882	15,641,085	15,203,188
Denominator for diluted income per share:
Weighted average common shares outstanding	15,749,993	15,237,882	15,641,085	15,203,188
Options issued to employees and warrants outstanding	1,487,168	988,917	1,009,380	1,401,036
Denominator for diluted income per share	17,237,161	16,226,799	16,650,465	16,604,224

Options to purchase 132,000 and 573,310 shares of common stock at weighted average exercise prices of $23 and $18 per share as of September 30, 2003 and 2002, respectively were outstanding during the three months ended September 30, 2003 and 2002 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common shares.  Options to purchase 555,832 and 202,500 shares of common stock at weighted average exercise prices of $18 and $22 per share as of September 30, 2003 and 2002, respectively were outstanding during the nine months ended September 30, 2003 and 2002 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common shares.

NOTE 3 – REPORTABLE SEGMENTS

Effective January 1, 2003, the Company realigned its internal operating units by aggregating similar service offerings with organizational supervision and decision making authorities.  As a result, the Company condensed its operating segments into three business units:  Wireline, Wireless and New Markets.  Wireline includes the former ILEC and CLEC Business Units, the State of Texas wireline portion of the former Direct Business Unit and call handling products, also formerly reported under the Direct Business Unit.  New Markets, which carries responsibility for services and products that are in the early stages of development or market penetration, currently includes IntelliCastSM and IntelliBaseSM National Repository Line Level Database (“NRLLDB”).  IntelliCast results were previously reported as part of the Direct Business Unit and IntelliBase NRLLDB were previously reported as part of the Corporate Business

Unit.  No changes were made to the Wireless Segment as previously reported.

In 2003, the Company also began allocating indirect expenses from corporate support groups to Wireline, Wireless and New Markets based on the percentage of total Company revenue each unit generates in the reported period.  These expenses, which include indirect costs, corporate overhead and income taxes, were previously reported as part of the Corporate Business Unit.  Direct costs include all costs directly attributable to a business unit’s operations and revenue earning activities.  Indirect business unit costs include the costs of business unit support functions, including sales and marketing, general and administrative and research and development.  Corporate overhead includes these same costs allocated from corporate to the business unit.  Income taxes are also allocated to the new segments based on the percentage of income before taxes each unit generated in the period.  The Company believes this methodology improves its financial reporting as each unit is fully burdened with an appropriate allocation of the Company’s operating expenses and income taxes if the segment was profitable in the period reported.  The expenses allocated from Corporate are shown as a separate line item below direct and indirect costs.

Corresponding items for segments in periods prior to January 1, 2003 have been reclassified to conform to the Company’s new segments.  The Company does not segregate assets between segments as it is currently impractical to do so.  Revenue and costs are segregated in the following Statements of Operations for the reportable segments.

	For the Three Months Ended September 30,
	(dollars in thousands)
	WIRELINE		WIRELESS		NEW MARKETS		TOTAL
	2003	2002	2003	2002	2003	2002	2003	2002

Data management	$13,825	$13,345	$9,282	$6,731	$438	$326	$23,545	$20,402
Maintenance	3,865	3,687	—	—	—	—	3,865	3,687
Systems	3,075	3,124	—	—	—	—	3,075	3,124
Professional services	14	139	1,184	—	—	—	1,198	139
Total revenue	20,779	20,295	10,466	6,731	438	326	31,683	27,352

Direct costs	9,725	9,150	5,611	3,279	1,082	838	16,418	13,267
Indirect business unit costs	2,117	2,517	1,041	1,135	920	920	4,078	4,572
Corporate overhead	3,990	3,925	1,995	1,302	60	63	6,045	5,290
Total costs and expenses	15,832	15,592	8,647	5,716	2,062	1,821	26,541	23,129

Income (loss) from operations	4,947	4,703	1,819	1,015	(1,624)	(1,495)	5,142	4,223
Net interest expense	(220)	(206)	(110)	(68)	(3)	(3)	(333)	(277)

Income (loss) before taxes	4,727	4,497	1,709	947	(1,627)	(1,498)	4,809	3,946
Income tax expense	1,127	—	580	—	—	—	1,707	—

Net income (loss)	$3,600	$4,497	$1,129	$947	$(1,627)	$(1,498)	$3,102	$3,946

	For the Nine Months Ended September 30,
	(dollars in thousands)
	WIRELINE		WIRELESS		NEW MARKETS		TOTAL
	2003	2002	2003	2002	2003	2002	2003	2002

Data management	$41,716	$40,492	$26,503	$17,292	$1,193	$734	$69,412	$58,518
Maintenance	12,220	9,783	—	—	—	—	12,220	9,783
Systems	7,751	8,906	—	500	—	—	7,751	9,406
Professional services	141	268	2,179	—	—	—	2,320	268
Total revenue	61,828	59,449	28,682	17,792	1,193	734	91,703	77,975

Direct costs	29,305	28,372	16,004	10,332	3,457	1,708	48,766	40,412
Indirect business unit costs	6,291	7,776	3,603	3,519	3,403	1,559	13,297	12,854
Inventory impairment	—	4,697	—	—	—	—	—	4,697
Corporate overhead	12,305	12,459	5,685	5,127	197	208	18,187	17,794
Total costs and expenses	47,901	53,304	25,292	18,978	7,057	3,475	80,250	75,757

Income (loss) from operations	13,927	6,145	3,390	(1,186)	(5,864)	(2,741)	11,453	2,218
Net interest expense	(584)	(638)	(274)	(192)	(9)	(7)	(867)	(837)

Income (loss) before taxes	13,343	5,507	3,116	(1,378)	(5,873)	(2,748)	10,586	1,381
Income tax expense	2,723	—	1,035	—	—	—	3,758	—

Net income (loss)	$10,620	$5,507	$2,081	$(1,378)	$(5,873)	$(2,748)	$6,828	$1,381

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

•            paid approximately $4.8 million for inventory; and

•            issued 13,656 shares of mandatorily redeemable, non-voting, Series A Preferred Stock (“Preferred Stock”), with an original recorded value of $12.8 million as of May 31, 2003 and a face value of $13.7 million, based on the Company’s total combined revenue over the 24-month period beginning on June 1, 2001 and ending on May 31, 2003 (“Total Revenue”).

Common Stock.  As of September 30, 2003, 792,079 of the 2,250,000 shares of common stock issued in connection with the May 2001 acquisition of LPSS continue to be held by NV Partners II L.P. (“NVP II”), formerly a wholly owned subsidiary of Lucent Technologies, Inc.

Inventory.  The obligation to purchase inventory from Lucent was paid in four equal installments that began in August 2002 and ended in May 2003.  The inventory was written off during the three months ended June 30, 2002 after management determined that the asset value was impaired.  However, the obligation to pay Lucent remained and was fully paid by the second quarter of 2003.

Preferred Stock.  Based on the Company’s Total Revenue of $211.8 million over the 24-month contingency period that commenced on June 1, 2001 and ended on May 31, 2003, the Company recorded a liability of approximately $12.8 million of Preferred Stock and a corresponding increase to goodwill (related to the purchase of LPSS) during the first and second quarters of 2003, as the Company achieved the total revenue requirements for the Preferred Stock.  The Preferred Stock, which is held by NVP II, has been treated as a debt instrument due to its underlying characteristics.  The Preferred Stock was initially recorded at fair value of $12.8 million (defined as the present value of future redemption payments using a 6.07% interest rate) and will be accreted to its face value (initially $13.7 million) over the redemption period.  The accretion will be recorded as interest expense.  No dividends will be paid on the Preferred Stock and the Preferred Stock is not convertible to common stock.

The Preferred Stock is subject to mandatory redemption in three installments: the first one-third was redeemed in August 2003 for $4.6 million, with an additional one-third in June 2004 and the remaining one-third in June 2005.  Early redemption is available at the Company’s option.  As of September 30, 2003 (after the August 2003 redemption), the recorded value of the Preferred Stock is approximately $8.5 million ($4.4 million of which is classified as a current liability).  The Company must redeem shares of Preferred Stock with 25% of the gross proceeds of any underwritten public offering after June 1, 2003.

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

During the three and nine months ended September 30, 2003, the Company recognized approximately $3.7 million and $9.7 million, respectively, in revenue under the subcontracted services agreement with Lucent.  As of September 30, 2003, Lucent owes the Company approximately $2.6 million.

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

Ameritech is also one of the Company’s most significant customers, as evidenced by the fact that the Company recognized revenue from SBC for the three and nine months ended September 30, 2003 of $6.1 million and $14.7 million, respectively.  As of September 30, 2003, SBC owed the Company approximately $2.6 million, for services provided.  During the nine months ended September 30, 2003 and 2002, the Company paid SBC approximately $1.8 million and $1.6 million, respectively, for leases.  As of September 30, 2003, the Company owed approximately $3.6 million, pursuant to the same leases.  The leases have interest rates ranging from 6.27% to 8.5%, require monthly payments and have expiration dates varying through September 2006.

TechnoCom Corporation

During the year ended December 31, 2002, the Company purchased 294,118 shares of TechnoCom Corporation’s Series A Preferred Stock for $500,000, representing less than 3% of the aggregate dilutive voting power of TechnoCom.  The Company does not exercise any significant influence or control over TechnoCom and does not have any board representation.  As a result, the Company has accounted for its investment on a cost basis.  TechnoCom is under contract to provide development and implementation services to the Wireless business unit in connection with the Company’s recently announced Position Determining Entity (“PDE”) service offering.  TechnoCom also provides subcontracted services to the Company’s incumbent local exchange carrier (“ILEC”) customers.  During the three and nine months ended September 30, 2003, the Company paid TechnoCom $43,000 and $310,000, respectively, for services rendered.

NOTE 5 - LITIGATION

The Company is subject to various claims and business disputes in the ordinary course of business, none of which are considered to be material to the operations of the Company as of September 30, 2003.

The Company provides wireline and wireless E9-1-1 database management and related network services for the State of Texas pursuant to a service agreement (“Agreement”) that was entered in November 1998.  On February 4, 2003, the Company filed suit in the District Court of Travis County, Texas, 250th District, against the Texas Commission on State Emergency Communications (“CSEC”) and numerous other defendants for failure to pay amounts due and payable for certain wireless services rendered pursuant to the Agreement.  During the quarter ended June 30, 2003, the Company agreed to a settlement with CSEC related to this dispute.  Under the settlement, CSEC and the other defendants agreed to pay the Company approximately $200,000 of the $500,000 that had previously been in dispute.  The Company also agreed to continue to provide: (i) wireless services through August 2003; and (ii) wireline services through July 2004, subject to renewal for up to five more years and renegotiation of rates.  There has not been any further litigation relating to CSEC since agreement was reached in the second quarter of 2003.

NOTE 6 – AMENDED SECURITY AGREEMENT

On May 16, 2003, the Company amended its security agreement with GE Capital.  Under this agreement the Company received an additional term loan for $10.0 million, payable in monthly installments through April 1, 2006.  The interest rate on this term loan is equal to the lower of prime rate plus 1.5%, or LIBOR plus 3.75%.  Of the $10.0 million of proceeds received from this term loan, $6.0 million was used to repay a portion of the Company’s existing line of credit with GE Capital.  The Company is in compliance with all debt covenants as of September 30, 2003.

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

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“Issue 00-21”).  Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 has not had a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Founded in 1979, Intrado is the leading provider of solutions that accurately manage and efficiently deliver certain mission-critical information for use by telecommunications providers and public safety organizations.  Intrado’s core business supports the nation’s 9-1-1 emergency response infrastructure for both wireline and wireless networks, thereby allowing public safety officials to respond to calls for help. In the wireline infrastructure, the data we manage is used to enable a 9-1-1 call to be routed to the appropriate Public Safety Answering Point (PSAP). The information provided includes callback and address data, thereby enabling public safety organizations to quickly respond to calls for assistance, regardless of the caller’s location, or the communication device used.  Intrado’s services also allow telecommunications carriers to meet state and federal regulatory mandates for 9-1-1 services.  Our customers include incumbent local exchange carriers (ILECs), competitive local exchange carriers (CLECs), wireless carriers, and a wide variety of state, local, and federal government agencies.

We generate revenue from three segments, or “business units”:  Wireline, Wireless, and New Markets.  The revenue from these business units is derived from monthly data management services, software and hardware maintenance, software enhancements, sales of systems and new products and professional services.

The following table represents revenue amounts and percentages by business unit (dollars in thousands):

	Three Months Ended September 30,
	Revenue		Percent
	2003	2002	2003	2002
Wireline	$20,779	$20,295	66%	74%
Wireless	10,466	6,731	33%	25%
New Markets	438	326	1%	1%
Total	$31,683	$27,352	100%	100%

	Nine Months Ended September 30,
	Revenue		Percent
	2003	2002	2003	2002
Wireline	$61,828	$59,449	68%	76%
Wireless	28,682	17,792	31%	23%
New Markets	1,193	734	1%	1%
Total	$91,703	$77,975	100%	100%

Our current expense activity is based on expected financial performance, primarily on our revenue projections.  Due to changing market conditions, our sales cycle and customer contracts are constantly evolving, and certain components of our revenue are difficult to predict.  Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected changes in market opportunities.

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

•       delivery has occurred or services have been rendered; and

•       collectibility is reasonably assured.

The majority of our revenue is derived from long-term contracts with our customers and is recognized ratably over the term of the contract as services are performed.  In certain situations, we also recognize revenue on a percentage-of- completion basis, as prescribed by SOP 81-1.  In these situations, we develop and utilize estimates to ratably recognize costs and revenue as work is completed relative to the total estimated time and costs to complete projects.  Delays in completing projects and/or significant changes to original cost estimates could adversely impact future periods in that additional costs or amortization periods for both revenue and expenses may be necessary.  We also deliver products and services that are part of multiple element arrangements.  Utilizing the above criteria from SAB 101 and SOP 97-2, we also rely upon the guidance in EITF 00-21, which requires us to evaluate vendor specific objective evidence (“VSOE”) for contracts under SOP 97-2 and vendor objective evidence (“VOE”) for contracts under SAB to determine the fair value of elements delivered in situations where multiple element arrangements exist.  If the VSOE or VOE we relied upon changes, our recognition methods for revenue and expenses could also adversely impact future periods.

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

When we determine that the carrying value of intangibles, long-lived assets including property and equipment and goodwill may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on estimated discounted cash flows expected to result from the use of the asset and its eventual disposition and compare the result to the asset’s carrying amount. Any impairment recognized represents the excess of the asset’s carrying value over its estimated fair value. No impairments were recognized in 2001 or 2002. In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective and, as a result, we no longer amortize approximately $24.5 million in net goodwill.  In lieu of amortization, we conduct an annual impairment review during each fourth quarter, or earlier if events and circumstances indicate possible impairment.

Allowances:  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, additional allowances may be required.

Software Capitalization:  We capitalize certain software development costs related to significant new product offerings after technological feasibility is established and prior to general release or availability.  Capitalization of software requires judgment in determining when a project has reached the technological feasibility phase and when it is available for general release and its intended use.  We capitalized $1.0 million and $3.6 million in additional development costs in the three and nine months ended September 30, 2003, respectively.  These costs related primarily to our ongoing efforts to develop new services, such as IntelliBaseSM National Repository Line Level Database (“NRLLDB”), Mobile Positioning Center, and other major software initiatives in the Wireline business segment.  The net realizable value (“NRV”) of all software projects is reviewed on a quarterly basis and may result in significant write-offs if the expected NRV does not support the amounts capitalized on the balance sheet.

Deferred Tax Assets:  Management believes that, based on all available evidence, it continues to be more likely than not that deferred tax assets of $11.2 million at September 30, 2003 will be realized.  The majority of deferred income taxes relate to available NOL and credit carry-forwards.  There is no assurance that we will generate the expected taxable income used in making this determination or that all of our NOL carryforwards will be utilized in the manner we expect.  As additional evidence becomes available, we will continue to evaluate our estimates and judgments related to the recoverability of deferred tax assets and corresponding valuation allowance as required by FAS 109, “Accounting for Income Taxes.”  If expected taxable income is not generated in future years, it may be necessary to reverse some or all of the tax benefit recorded, adversely impacting tax expense and net income in the future.

Discussion of Operating Results

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Total Company

Revenue

Total revenue increased $4.3 million, or 16%, from $27.4 million for the three months ended September 30, 2002 to $31.7 million for the three months ended September 30, 2003.  This increase is primarily attributable to:

•            $3.7 million of increased Wireless revenue primarily due to an increase in our deployed subscriber base for Phase I E9-1-1 services and additional revenue from sales of software enhancements and professional services; and

•            $484,000 of increased Wireline revenue primarily due to increased maintenance and warranty revenues for previously delivered software enhancements.

Costs and expenses

Total costs increased 15%, or $3.4 million, from $23.1 million for the three months ended September 30, 2002 to $26.5 million for the three months ended September 30, 2003, representing 85% and 84% of total revenue, respectively.    The increase in costs is primarily due to $3.2 million of increased direct costs associated with the hiring of additional personnel and the delivery of services to our increased subscriber base, along with an increase in amortization of capitalized software, especially in the New Markets segment.

Net Income

Net income decreased by $844,000, from net income of $3.9 million for the three months ended September 30, 2002 to $3.1 million for the three months ended September 30, 2003.  The decrease in net income is primarily due to $1.7 million of income tax expense recorded in the three months ended September 30, 2003 based on our estimated tax rate of 35.5%.  In the three months ended September 30, 2002, there was no income tax expense recorded.  The decrease was partially offset by increased income from operations of $919,000.

Wireline Business Unit

Revenue increased 2%, from $20.3 million for the three months ended September 30, 2002 to $20.8 million for the three months ended September 30, 2003.  The $484,000 increase is primarily due to increased maintenance revenues for previously delivered software enhancements.

Direct costs increased 6%, from $9.2 million for the three months ended September 30, 2002 to $9.7 million for the three months ended September 30, 2003, representing 45% and 47% of Wireline revenue, respectively.  The $575,000 increase is primarily due to increased cost of goods sold in the three months ended September 30, 2003 compared to the same period in 2002 for license sales for third party database management software sold to ILEC customers.

Indirect business unit costs decreased 16%, from $2.5 million for the three months ended September 30, 2002 to $2.1 million for the three months ended September 30, 2003, representing 12% and 10% of Wireline revenue, respectively.  The $400,000 decrease is primarily due to lower commissions paid in 2003 compared to 2002.

Net income decreased $819,000, from $4.5 million for the three months ended September 30, 2002 to $3.7 million in the three months ended September 30, 2003.  The decrease is due to $1.1 million of income tax expense recorded in the three months ended September 30, 2003 compared to no income tax recorded in the same period of 2002, offset by an increase in net income before taxes of $230,000 for the three months ended September 30, 2003 compared to 2002.

Wireless Business Unit

Revenue increased 55%, from $6.7 million for the three months ended September 30, 2002 to $10.5 million for the three months ended September 30, 2003.  The $3.7 million increase is due to recurring revenues generated from additional cell site deployments for E9-1-1 services, sales of software enhancements and recurring services for new product offerings such as Position Determination Entity (“PDE”), Enhanced Emergency Services (“EES”) and professional services.

Direct costs increased 71%, from $3.3 million for the three months ended September 30, 2002 to $5.6 million for the three months ended September 30, 2003, representing 49% and 54% of Wireless revenue, respectively.  The $2.3 million increase is due to the hiring of additional staff to accommodate growth in the deployed customer base, and increased licensing and maintenance costs for new product offerings.  Wireless direct costs as a percentage of revenue decreased due to economies of scale associated with a larger customer base and operating efficiencies realized through improved automated business processes and productivity improvements.

Indirect business unit costs decreased slightly from $1.1 million for the three months ended September 30, 2002 to $1.0 million for the three months ended September 30, 2003, and declined as a percentage of wireless revenue from 17% to 10%, respectively, due to support personnel and operations ability to support additional revenues without commensurate increases in costs.

Net income increased $182,000, from $947,000 for the three months ended September 30, 2002 to $1.1 million for the three months ended September 30, 2003, primarily due to an increase in recurring monthly revenue from additional cell site deployments without proportional increases in expenses, partially offset by an increase in income tax expense during 2003 of $580,000.

New Markets Business Unit

Revenue increased 34%, from $326,000 for the three months ended September 30, 2002 to $438,000 for the three months ended September 30, 2003.  Revenue for IntelliCastSM services increased $92,000 from $265,000 for the three months ended September 30, 2002 to $357,000 for the same period in 2003, due to increased market penetration and acceptance.

Direct costs increased 29%, from $838,000 for the three months ended September 30, 2002 to $1.1 million for the three months ended September 30, 2003.  The $244,000 increase is primarily due to a $214,000 increase in the amortization of capitalized software for the IntelliBaseSM NRLLDB product.

Indirect business unit costs remained unchanged for the three months ended September 30, 2002 to the three months ended September 30, 2003 at $920,000.

Net loss increased $129,000, from a loss of $1.5 million for the three months ended September 30, 2002 to $1.6 million for the three months ended September 30, 2003, primarily due to growth in both direct expenses without corresponding revenue increases.  The increases in spending were the result of increased data costs and software amortization.  Management believes spending will continue to increase into future periods as the New Market business units develop and strive to gain market share.

Corporate Overhead

Total corporate overhead increased 15%, from $5.3 million for the three months ended September 30, 2002 to $6.0 million for the three months ended September 30, 2003.  The $755,000 increase is primarily due to increased personnel, legal, audit and insurance costs during the third quarter of 2003.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Total Company

Revenue

Total revenue increased $13.7 million, or 18%, from $78.0 million for the nine months ended September 30, 2002 to $91.7 million for the nine months ended September 30, 2003.  This increase is primarily attributable to:

•            $10.9 million of increased Wireless revenue primarily due to growth in our deployed subscriber base for Phase I E9-1-1 services; and

•            $2.4 million of increased Wireline revenue primarily due to higher maintenance revenues for previously delivered software enhancements and an increase in recurring revenues related to sales of additional services and products to existing customers.

Costs and expenses

Total costs increased 6%, or $4.5 million, from $75.8 million for the nine months ended September 30, 2002 to $80.3 million for the nine months ended September 30, 2003, representing 97% and 88% of total revenue, respectively.  This increase in costs is primarily due to:

•             $8.4 million of increased direct costs associated with the hiring of additional personnel and delivery of services to our growing subscriber base, along with an increase in our amortization of capitalized software; and

•             $1.6 million of increased general and administrative expenses due to investments in infrastructure and increased personnel, legal, audit and insurance costs.

This increase was offset by a reduction in inventory impairment charges of $4.7 million, and a $506,000 decrease in sales and marketing expenses primarily due to a reduction in commission-based compensation.

Net Income

Net income increased by $5.4 million from a net income of $1.4 million for the nine months ended September 30, 2002 to net income of $6.8 million for the nine months ended September 30, 2003.  This increase is primarily due to $5.2 million of increased Wireline net income and $3.5 million of increased Wireless net income primarily as a result of:

•            $4.7 million of inventory impairment charges that were booked during the three months ended June 30, 2002;

•            a 1% improvement in gross margin for Wireline, along with a reduction in sales and marketing costs; and

•            the deployment of additional cell sites for Wireless.

This increase was partially offset by an increase of $3.8 million of income tax expense and an increase in net loss in the New Markets segment of $3.2 million due to additional business development expenses, sales and marketing and management expenses, along with an increase in capitalized software amortization now that these systems are operational.

Wireline Business Unit

Revenue increased 4%, from $59.4 million for the nine months ended September 30, 2002 to $61.8 million for the nine months ended Sept 30, 2003.  The $2.4 million increase is primarily due to increased maintenance and warranty revenues for previously delivered software enhancements and an increase in recurring revenues related to sales of additional services and products to existing customers.

Direct costs increased 3%, from $28.4 million for the nine months ended September 30, 2002 to $29.3 million for the nine months ended September 30, 2003, representing 48% and 47% of Wireline revenue, respectively. The $933,000 increase is primarily due to an increase in maintenance expenses related to the database group and the hiring of support personnel to accommodate revenue growth.

Indirect business unit costs decreased 19%, from $7.8 million for the nine months ended September 30, 2002 to $6.3 million for the nine months ended September 30, 2003.  The $1.5 million decrease is primarily due to:

•            $405,000 of lower bad debt expense recognized in 2003 compared to 2002, attributable to our CLEC customer base;

•            $300,000 of decreased commission expenses due to changes in compensation plans;

•            $400,000 of decreased indirect expense resulting from cost control initiatives, decreases in sales support and reductions in management bonuses associated with the LPSS employee retention plan; and

•            $300,000 in productivity improvements and cost control initiatives in the Texas and call handling divisions.

Inventory impairment decreased from $4.7 million for the nine months ended March 31, 2002 to $0 for the same period in 2003 due to $4.7 million of asset impairment charges related to inventory purchased in the May 2001 acquisition of LPSS which was recorded during the second quarter of 2002.

Net income increased $5.2 million, from $5.5 million in the nine months ended September 30, 2002 to $10.7 million in the nine months ended September 30, 2003.  This increase is primarily a function of increased revenues without corresponding increases in direct expenses, as the business unit has focused on costs controls, combined with decreases in indirect expenses in 2003 offset partially by income taxes in 2003 of $2.7 million.

Wireless Business Unit

Revenue increased 61%, from $17.8 million for the nine months ended September 30, 2002 to $28.7 million for the nine months ended September 30, 2003.  The $10.9 million increase is due to recurring revenues generated from additional cell site deployments for E911 services, sales of software enhancements and recurring services for new product offerings such as PDE, EES and professional services.

Direct costs increased 55%, from $10.3 million for the nine months ended September 30, 2002 to $16.0 million for the nine months ended September 30, 2003, representing 58% and 56% of Wireless revenue, respectively.  The $5.7 million increase is due to the hiring of additional staff to accommodate growth in the deployed customer base, and increased licensing and maintenance costs to accommodate growth and new product offerings.  Wireless direct costs as a percentage of revenue decreased due to economies of scale associated with a larger customer base and operating efficiencies realized through improved automated business processes and productivity improvements.

Indirect business unit costs increased 2%, from $3.5 million for the nine months ended September 30, 2002 to $3.6 million for the nine months ended September 30, 2003.  The $84,000 increase is primarily due to the hiring of additional personnel to support product development initiatives.

Net income increased from a loss of $1.4 million for the nine months ended September 30, 2002 to income of $2.1 million for the nine months ended September 30, 2003, primarily due to an increase in recurring monthly revenue from additional cell site deployments without proportional increases in expenses, as the business unit has been able to increase its leverage on current personnel and operations costs.

New Markets Business Unit

Revenue increased 63%, from $734,000 for the nine months ended September 30, 2002 to $1.2 million for the nine months ended September 30, 2003.  The $459,000 increase is primarily due to the increased sales of IntelliCastSM services with a slight increase in sales of IntelliBaseSM NRLLDB services.

Direct costs increased 102%, from $1.7 million for the nine months ended September 30, 2002 to $3.5 million for the nine months ended September 30, 2003, due to:

•            $530,000 of increased in amortization for capitalized software development;

•            $450,000 of increased operational personnel expenses for IntelliBaseSM NRLLDB;

•            $455,000 of increased expenses for operational personnel; and

•            $205,000 of increased depreciation expenses for IntelliCastSM services.

Indirect business unit costs increased 118%, from $1.6 million for the nine months ended September 30, 2002 to $3.4 million for the nine months ended September 30, 2003.  The $1.8 million increase is primarily due to the hiring of additional sales and management personnel, increased marketing programs and additional business development expenses for IntelliCastSM and IntelliBaseSM NRLLDB.

Net loss increased 119% from $2.7 million loss in the nine months ended September 30, 2002 to $5.9 million loss in the nine months ended September 30, 2003 due to increased direct and indirect costs as a percentage of revenue.

Corporate Overhead

Total corporate overhead increased 2%, from $17.8 million for the nine months ended September 30, 2002 to $18.2 million for the nine months ended September 30, 2003.  The $393,000 increase is primarily due to increased personnel, legal, audit and insurance costs during the nine months ended September 30, 2003.

Balance Sheet Items

Cash and Cash Equivalents increased $17.8 million, or 138%, from $12.9 million at December 31, 2002 to $30.7 million at September 30, 2003.  This increase is attributable to net cash provided by operating activities of $25.6 million, offset by net cash used in investing activities of $6.0 million and net cash used in financing activities of $1.8 million.

Accounts Receivable decreased 3%, from $14.9 million at December 31, 2002 to $14.5 million at September 30, 2003.  This decrease is primarily caused by improvements in days sales outstanding, which decreased from 72 days at December 31, 2002 to 48 days at September 30, 2003, partially offset by a $4.2 million reduction in unbilled revenue since year-end.

Unbilled Revenue decreased 69%, from $6.2 million at December 31, 2002 to $1.9 million at September 30, 2003.  The unbilled revenue balance as of December 31, 2002 was primarily the result of an internal administrative delay related to processing and remitting invoices which caused December 2002 invoices to be mailed in the first week of January 2003.

Deferred Tax Assets decreased 14%, from $13.0 million at December 31, 2002 to $11.2 million at September 30, 2003.  This decrease is primarily attributable to $3.8 million of income tax expenses, offset by tax benefit for stock option exercises of $1.9 million for the nine months ended September 30, 2003.

Goodwill increased 109%, from $11.7 million at December 31, 2002 to $24.5 million at September 30, 2003.  The $12.8 million increase is attributable to the corresponding $12.8 million increase in the consideration owed for the LPSS acquisition, which was recorded as a payable of mandatorily redeemable preferred stock (see Note 4 to financial statements) during the second quarter of 2003.

Other Intangibles decreased 22%, from $7.9 million at December 31, 2002 to $6.2 million at September 30, 2003.  The decrease is due to $1.8 million of amortization for the nine months ended September 30, 2003.

Current Liabilities increased 48%, from $25.4 million at December 31, 2002 to $37.7 million at September 30, 2003.  This $12.3 million increase is primarily a result of the following:

•       Mandatorily Redeemable Preferred Stock Payable was recorded for the additional consideration owed to complete the LPSS acquisition during the first and second quarter of 2003.  The current portion of $4.4 million is net of a $4.6 million redemption in August 2003.

•       Accounts Payable and Accrued Liabilities increased 13%, from $8.6 million at December 31, 2002 to $9.7 million at September 30, 2003.  The increase is primarily caused by $788,000 of additional accrued direct costs and $311,000 of additional vendor charges remaining unpaid at September 30, 2003.

•       Deferred Contract Revenue increased 38%, from $10.3 million at December 31, 2002 to $14.2 million at September 30, 2003, primarily due to additional cell site deployments in the Wireless segment, whereby deferral of up-front fees earned through activation of cell sites for certain customers requires deferral under SAB 101, and recognition of revenue and expenses associated with the deployment efforts over the remaining recurring service periods.

This increase was partially offset by $2.4 million in inventory payments made to Lucent Technologies Inc. (“Lucent”), which resulted in a decrease in Payable to Lucent of 100%, from $2.4 million at December 31, 2002 to $0 at September 30, 2003.

Liquidity and Capital Resources

Since our inception we have funded our operations with cash provided by operations, supplemented by equity and debt financing and leases on capital equipment.  As of September 30, 2003, we had approximately $30.7 million in cash and cash equivalents.  There are no requirements that limit or restrict our ability to utilize this cash to fund future investments or ongoing operations.

We repaid $1.1 million and $671,000 of capital lease obligations during the three months ended September 30, 2002 and 2003, respectively.  Additionally, we used $8.0 million and $385,000 in the three months ended September 30, 2002 and 2003, respectively, for the purchase of capital assets and leasehold improvements and $2.8 million and $1.0 million for software development costs which were capitalized in each of those periods, respectively.

We repaid $3.6 million and $2.5 million of capital lease obligations during the nine months ended September 30, 2002 and 2003, respectively.  Additionally, we used $12.7 million and $2.4 million in the nine months ended September 30, 2002 and 2003, respectively, for the purchase of capital assets and leasehold improvements and $8.0 million and $3.6 million for software development costs which were capitalized in each of those periods, respectively.  The decrease in capital assets and leasehold improvement spending from $12.7 million to $2.4 million is primarily a result of substantial completion of improvements to our new corporate facility in 2002.  The decrease in investments in new capitalized software projects is primarily a result of completion of several large software projects in 2002 that did not occur in 2003, most notably the core assets associated with our NRLLDB and IntelliCast products and major initiatives in our Wireline business unit.

As of September 30, 2003, we have a revolving line of credit, which is available to meet operating needs.  Borrowing availability may not exceed the lower of: (i) $20 million; or (ii) 85% of our eligible accounts receivable, as defined in the line of credit agreement.  The interest rate on amounts borrowed under the line of credit is equal to the prime rate plus 1.5% per annum, which was 5.5% as of September 30, 2003.  The line of credit matures on July 31, 2004 and is collateralized by accounts receivable and certain other assets.  As of September 30, 2003, $2.0 million was outstanding and $6.9 million was available.  Our agreement requires us to maintain a minimum principal balance of $2.0 million.  An additional $850,000 of availability is being utilized to satisfy letter of credit obligations as of September 30, 2003.

We also have access to a maximum of approximately $8.5 million through capital lease lines.  The interest rate is equal to the entity’s cost of funds plus an additional interest rate profit.  Each lease schedule is collateralized by the underlying assets and is subject to review and approval by the lessor at the time of our application.  Each lease has its own termination date, typically 36 months.

As of September 30, 2003, we have a secured term loan from GE Capital, payable in monthly installments through October 1, 2005.  The interest rate on this term loan is equal to the prime rate plus 1.5%, which was 5.5% at September 30, 2003.  As of September 30, 2003, the outstanding balance on this term loan was $2.1 million.

As of September 30, 2003, we have a second secured term loan from GE Capital, payable in monthly installments through April 1, 2006.  The interest rate on this term loan is equal to the lower of (a) prime rate plus 1.5%, or (b) LIBOR plus 3.75%. At September 30, 2003, the LIBOR plus 3.75% was 5.06%, lower than the prime rate plus 1.5%, which was 5.50%.  As of September 30, 2003, the outstanding balance on the second term loan was $9.2 million.  We are in compliance with all debt covenants as of September 30, 2003.

LPSS Acquisition and Contingent Obligation

In May 2001, we acquired certain assets, and assumed certain liabilities, associated with the call handling and database divisions of LPSS, an internal venture of Lucent.  As part of the acquisition, we:

•       issued 2,250,000 shares of common stock;

•       paid approximately $4.8 million for inventory; and

•       recently issued 13,656 shares of mandatorily redeemable, non-voting, Series A Preferred Stock (“Preferred Stock”), with an original recorded value of $12.8 million as of May 31, 2003 and a face value of $13.7 million at May 31, 2003, based on our total combined revenue over the 24-month period beginning on June 1, 2001 and ending on May 31, 2003 (“Total Revenue”).

Common Stock.  As of September 30, 2003, 792,079 of the 2,250,000 shares of common stock issued in connection with the May 2001 acquisition of LPSS continue to be held by NV Partners II L.P. (“NVP II”), formerly a wholly owned subsidiary of Lucent Technologies, Inc.

Inventory.  The obligation to purchase inventory from Lucent was paid in four equal installments that began in August 2002 and ended in May 2003.  The inventory was written off during the three months ended June 30, 2002 after management determined that the asset value was impaired.  However, the obligation to pay Lucent remained and was fully paid by the second quarter of 2003.

Preferred Stock.  Based on our Total Revenue of $211.8 million over the 24-month contingency period that commenced on June 1, 2001 ended on May 31, 2003, we recorded approximately $12.8 million of Preferred Stock and a corresponding increase to goodwill (related to the purchase of LPSS) during the first and second quarter of 2003.  The Preferred Stock, which is held by NVP II, has been treated as a debt instrument due to its underlying characteristics.  The Preferred Stock was initially recorded at fair value of $12.8 million (defined as the present value of future redemption payments using a 6.07% interest rate) and will be accreted to its face value (initially $13.7 million) over the redemption period.  The accretion will be recorded as interest expense.  No dividends will be paid on the Preferred Stock and the Preferred Stock is not convertible to common stock.

The Preferred Stock is subject to mandatory redemption in three installments: the first one-third was redeemed in August 2003 for $4.6 million, with an additional one-third in June 2004 and the remaining one-third in June 2005.  As of September 30, 2003 (after the August 2003 redemption), the recorded value of the Preferred Stock is approximately $8.5 million ($4.4 million of which is classified as a current liability).  Early redemption is available at our option.  We must redeem shares of Preferred Stock with 25% of the gross proceeds of any underwritten public offering after June 1, 2003.

Assessment of Future Liquidity

In the fourth quarter of 2003, we anticipate that we may spend approximately  $1.2 million for software development projects and approximately $1.5 million on capital assets.

Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fund our operations for the next 12 months and beyond.  In making this assessment, we have considered:

•       our cash and cash equivalents of $30.7 million at September 30, 2003;

•       the availability of additional funding under our revolving line of credit facility;

•       the anticipated level of capital expenditures through September 30, 2004;

•       the $9.1 million redemption of Preferred Stock in two equal payments of approximately $4.6 million (including interest expense), with such payments to be made in June 2004 and June 2005, respectively;

•       presently scheduled debt service requirements through September 30, 2004; and

•       our expectation of realizing positive cash flow from operations through September 30, 2004.

The availability of borrowings under our line of credit facility and lease line of credit are subject to certain conditions and limitations and require us to maintain compliance with specified operating and financial covenants or ratios.  While we were in compliance with all covenant ratios at September 30, 2003, there can be no assurance that we will continue to be in compliance with these ratios over time, especially if our debt borrowings increase or our operating results are not sufficient to cover our fixed financing payments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk to the extent that interest rates in the United States change.  This exposure is directly related to our normal operating and funding activities.  The interest payable on our line of credit is determined based on the prime rate plus 1.5% per annum, and, therefore, is affected by changes in market interest rates.  Interest rates on our capital lease lines are dependent on interest rates in effect at the time the lease line is drawn upon.  Total liabilities outstanding at September 30, 2003 under the line of credit and capital lease lines were approximately $18.0 million.  Based on amounts borrowed as of September 30, 2003, we would have a resulting decline in future annual earnings and cash flows of approximately $180,000 for every 1% increase in prime lending rates.  We have no plans to use derivative instruments or engage in hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

Quarterly Evaluation of Our Disclosure Controls and Internal Controls

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”), and our internal controls and procedures for financial reporting (“Internal Controls”) as of September 30, 2003. This evaluation of our controls was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of our evaluation of controls.

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

Limitations on the Effectiveness of Controls

Management, including our CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of Our Controls Evaluation

The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, our implementation of controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of our evaluation of controls, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls’ effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by personnel in our Finance Department and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as systems that change (through improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the evaluation of our controls generally and because items 4 and 5 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, “significant deficiencies” are referred to as reportable conditions; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements, and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the evaluation of our controls, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

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

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 16, 2003, we issued $13,656,000 (13,656 shares at $1,000 per share) of mandatorily redeemable, nonconvertible and nonvoting Series “A” Preferred Stock (the “Preferred Stock”) to NV Partners II L.P. pursuant to the “earn-out” provision of the Amended and Restated Agreement for the Purchase and Sale of Assets dated May 11, 2001, under which we purchased the assets of Lucent Public Safety Systems (“LPSS”), an internal division of Lucent Technologies Inc.  The Preferred Stock is recorded at a fair value of approximately $8.5 million as of September 30, 2003 (defined as the net present value of future redemption payments using a discount rate of 6.07%) and will be accreted to its face value of $13.7 million over the redemption period, which ends on June 1, 2005.

The Preferred Stock was issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D, as promulgated thereunder.  Other than the LPSS assets acquired in May 2001, we did not receive any additional proceeds from the issuance of the Preferred Stock.  A copy of the Certificate of Designation, which describes the rights and privileges of the Preferred Stock, was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

ITEM 5.  OTHER INFORMATION

In October 2003, we formed an Irish corporation, Intrado International Ltd., and opened a “representative office” in office in the United Kingdom.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits.

Exhibit Number	Description

31.01	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.02	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.01	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K.

(1)          On July 1, 2003, we filed a Current Report on Form 8-K to announce that our 9-1-1 data management services agreement with BellSouth Telecommunications, Inc. had been extended.  The agreement, which was set to expire on July 31, 2005, will continue until July 31, 2010.

(2)          On July 24, 2003, we filed a Current Report on Form 8-K to provide information about our first quarter 2003 earnings.  This information was furnished pursuant to Item 12 as “Results of Operation and Financial Condition” and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act (including this Quarterly Report on Form 10-Q), except as expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2003

INTRADO INC.
a Delaware corporation

	By:	/s/ George Heinrichs
		Name:	George Heinrichs
		Title:	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Michael D. Dingman, Jr.
		Name:	Michael D. Dingman, Jr.
		Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)