Form 10-K
period 2003-12-31
INTRADO INC
filed 2004-03-03
CIK 924505

Use these links to rapidly review the document
INTRADO INC. 2003 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
INTRADO INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of voting common stock held by non-affiliates of the Registrant on June 30, 2003 and February 25, 2004, based upon the closing sale price of the common stock as reported on the Nasdaq National Market on such dates, was approximately $227,707,000 and $309,615,000, respectively.

        As of February 25, 2004, the Registrant had 17,025,210 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive proxy statement, which will be issued to stockholders in conjunction with the 2004 Annual Meeting of Stockholders, are incorporated by reference in Part III, of this Annual Report on Form 10-K.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and the information incorporated by reference contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Item 1. Business, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk. We intend the forward-looking statements throughout this Annual Report on Form 10-K and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "believe," "plan," "will," "anticipate," "estimate," "expect," "intend" and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this Annual Report on Form 10-K and on numerous assumptions and developments that are not within our control. Although we believe these forward-looking statements are reasonable, we cannot assure you they will turn out to be correct. Actual results could be materially different from our expectations due to a variety of factors, including the following:

  •
  Our reliance on large contracts from a limited number of significant telecommunications customers and their ability to pay for our services, especially in light of recent competitive pressures in the telecommunications industry;

  •
  Our ability to integrate businesses and assets that we have acquired or may acquire;

  •
  Whether our efforts to expand into European and other international markets will prove to be economically viable;

  •
  Adverse trends in the telecommunications industry in general, including bankruptcy filings by our customers, such as MCI (formerly known as WorldCom, Inc.) and other factors that are beyond our control;

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

  •
  Changes in interest rates, including the LIBOR and prime rate and their potentially adverse effect on our liquidity;

  •
  The possibility that we will not generate taxable income in an amount sufficient to allow us to utilize previously generated net operating loss carryforwards and/or research and development tax credits;

  •
  Developments in telecommunications regulation and the unpredictable manner in which existing or new legislation and regulation may be applied to our business; and

  •
  Developments in governance, accounting and financial regulation, including Section 404 of the Sarbanes-Oxley Act of 2002 and their unpredictable impact on general and administrative expenses.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business and should be read in conjunction with the more detailed cautionary statements included in this Annual Report on Form 10-K under the caption Item 1. Business—Risk Factors, our other Securities and Exchange Commission filings and our press releases.

INTRADO INC.

2003 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

ITEM 1.    BUSINESS

Overview and History

        Now in our 25th year, we are North America's leading provider of 9-1-1 infrastructure, systems and services, as well as innovative solutions for telecommunications providers and public safety organizations. We were founded and incorporated in July 1979 in the State of Colorado under the name Systems Concepts of Colorado, Inc. and reincorporated in September 1993 in the State of Delaware under the name SCC Communications Corp. In June of 1998, we completed an initial public offering and listed our common stock on the NASDAQ National Market. We acquired Lucent Public Safety Systems, or LPSS, in May 2001. In June 2001, we changed our name to Intrado Inc. Our corporate office is located at 1601 Dry Creek Drive, Longmont, Colorado and our telephone number is (720) 494-5800.

        We maintain a website with the address www.intrado.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. We make available, free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

        We engineer and manage complex integrated data and telecommunications solutions and critical operations management. Our core business is the support of the nation's 9-1-1 emergency response infrastructure for wireline, wireless and voice over Internet protocol, or VoIP, networks. The data we manage enables a 9-1-1 call to be routed to the appropriate public safety answering point, or PSAP. We provide callback data and the caller's location. This critical information enables public safety organizations to quickly respond to calls for assistance. In addition, this data allows the telecommunications carriers to meet state and federal regulatory mandates. Since we launched our 9-1-1 data management services in 1994, our 9-1-1 data integrity infrastructure has provided virtually uninterrupted service to our telecommunications and public safety customers.

        Our customers include all major incumbent local exchange carriers, or ILECs, 41 competitive local exchange carriers, or CLECs, 38 wireless service providers, and a wide variety of state, local and federal government agencies. We directly manage more than 105 million wireline subscriber data records, with another 113 million records under customer management with Intrado-provided licensed software. We manage over 91 million wireless records and also provide 9-1-1 emergency calling services to VoIP providers.

        During 2003 we continued to strengthen and expand our 9-1-1 leadership position. In our wireline business, we renewed or extended long-term contracts with major ILEC customers and acquired new ILEC and CLEC customers. We also introduced and deployed our VoIP Emergency Calling Services offer, the first to provide carriers with a nationwide, accurate, reliable and cost-effective way to process VoIP calls for emergency assistance for subscribers. We continued to expand our wireless business as we assisted wireless service providers in their efforts to comply with Federal Communications Commission, or FCC, mandates addressing the mobility of the wireless caller. These mandates require carriers to provide Enhanced 9-1-1, or E9-1-1, service to the appropriate PSAP. The FCC defined the implementation of E9-1-1 technology in two phases:

  •
  Phase I requires wireless service providers to route wireless calls to the PSAP assigned to handle that area. The wireless service provider is responsible for providing the callback number if it is available.

  •
  Phase II requires wireless service providers to locate wireless 9-1-1 callers within more precise location parameters, route the call to the nearest PSAP and provide the PSAP with an accurate location of the mobile handset as well as the subscriber's callback number.

        We provide a location-positioning platform to support both Phase I and Phase II deployments. Our internally developed technology includes a Mobile Positioning Center, or MPC, and a Gateway Mobile Location Center, or GMLC. The MPC and GMLC are essential components for the proper routing and processing of a wireless emergency call. During 2003, we successfully migrated approximately 99% of our customers from a third-party solution to the new Intrado platform. We anticipate the completion of this migration in early 2004 and have already seen an improvement in customer satisfaction through quicker response times and system availability. The platform is also used for our VoIP solutions and IntelliVectorSM Enhanced Emergency Services.

        The total number of wireless service provider cell sites for which we provide Phase I and Phase II services has grown at a cumulative annualized growth rate of greater than 200% during the past three years. In 2004, we will seek to continue to increase the number of sites with our current wireless service provider customer base and to add new wireless service provider customers as well.

        We continued to have success with new public safety and commercial products during 2003. IntelliCastSM Target Notification service is now deployed in three of the top ten population centers in the United States. In addition, several new CLECs joined us to become input providers to our National Repository Line Level Database, or NRLLDB, bringing us to approximately 55% of the CLEC market for access lines. We also added two of the top five inter-exchange carriers, or IXCs, as NRLLDB subscribers.

        Other key activities during 2003 included the announcement of our NextGen Emergency Services Network initiative, which is focused on designing and delivering the next generation of emergency communications services. The NextGen Emergency Services Network is a key element of our strategy to protect and expand our existing 9-1-1 services business. We also commenced our global expansion plans with the formation of a European subsidiary, Intrado International Ltd. and the acquisition of bmd wireless AG in Switzerland.

        We continue to maintain ISO 9001 certification, which we first achieved in December 2001. This certification demonstrates our strong commitment to the quality and continuous improvement of our products, services and internal processes. Recognized worldwide, this certification verifies that we have an effective, documented quality management system that gives customers a basis for confidence in the quality of our services.

        We believe that our knowledge of public safety and telecommunications domains, our ability to engineer complex systems and our understanding of critical operations management—in conjunction with our long-term customer relationships—provide us with a strong foundation to continue to deliver traditional 9-1-1 services as well as to expand our portfolio of new public safety and commercial applications. We continue to assess opportunities to provide new services that protect and complement our existing business and to seek opportunities to extend our core competencies into new safety and commercial markets.

Recent Event

        On February 3, 2004, we entered into a Share Purchase Agreement to acquire bmd wireless AG, a Swiss corporation headquartered in Zug, Switzerland. bmd wireless provides core network messaging solutions, enabling cross network mobile and application messaging traffic for a wide range of mobile operators and service providers. Upon closing the acquisition on February 20, 2004, bmd wireless became a wholly-owned subsidiary of Intrado.

        Under the terms of this agreement, we acquired all of the outstanding common stock of bmd wireless in exchange for:

  •
  Approximately $4.3 million of cash;

  •
  700,002 shares of common stock; and

  •
  An obligation to issue up to 200,000 additional shares of common stock, which we refer to as the "Earn-out Shares," during the first quarter of 2005, subject to bmd's achievement of specified revenue targets for the year ending December 31, 2004.

Under the earn-out provision, we will issue 0.02 Earn-out Shares for each US$1.00 of qualifying 2004 revenue up to a maximum of 200,000 Earn-out Shares. This consideration excludes a finder's fee, payable to bmd wireless' representative agent, equal to $200,000 of cash, 35,000 shares of common stock and up to 10,000 Earn-out Shares.

        bmd wireless will focus primarily on designing, building and delivering messaging platforms, tools and solutions for wireless service providers. bmd's product offerings include the following:

  •
  Wireless Application Messaging Server, which enables global SMS access to applications and services;

  •
  Personal Call Collector, which captures attempted or missed calls when a mobile user is out of coverage, not reachable or when no voice mail is left; and

  •
  SMS Spam Filtering, which offers functionality to block unsolicited SMS messages from on-net or off-net sources.

Industry Background

  Wireline

        9-1-1 service involves the routing of emergency calls to the appropriate PSAP responsible for dispatching police, fire and other emergency services. For wireline service, most jurisdictions in the United States provide E9-1-1 that gives the caller's street address and callback telephone number to the call handler at the PSAP. When a caller dials 9-1-1, the call is routed through the network and the 9-1-1 data server is queried. The 9-1-1 data servers associate the caller's telephone number with the caller's location and provide the identity of the appropriate primary and secondary PSAP.

        The data in the 9-1-1 database must be constantly updated to reflect both changes to telephone service and PSAP boundaries, such as the addition of a street or a change in the name of a street. If changes to the 9-1-1 database are not made accurately and in a timely manner, the response to a 9-1-1 call could be affected. The complicated and critical process of 9-1-1 service delivery requires coordination of data from multiple sources, review and processing of the data, resolution of data errors and conflicts and insertion of data into network and mission-critical data servers. Local exchange carriers are currently required to provide wireline 9-1-1 service.

  Wireless

        The advent of wireless telecommunications created significant new challenges for 9-1-1 service delivery. Because a wireless caller's location is constantly changing, the location of the caller is not as easily identified as the fixed locations of traditional wireline calls. Recognizing the public safety need for improved wireless E9-1-1 services, the FCC issued a report and order in June 1996 mandating implementation of wireless E9-1-1 service in two phases. Phase I requires wireless service providers to provide the PSAP receiving the call with the 9-1-1 caller's telephone number and the location of the cell sector from which the call originated. Phase I allows the call to be routed to a PSAP that is near the caller and is assigned to handle that area. Since April 1998, wireless service providers have been required to comply with the Phase I mandate within six months of a valid PSAP request. Except in states that have passed specific cost-recovery legislation, or where carriers and public safety agencies have otherwise agreed, recovery of the carriers' costs is no longer a prerequisite to the carriers' obligation to provide Phase I services.

        Phase II requires carriers to locate wireless 9-1-1 callers within more precise location parameters, as specified by the FCC. Under the FCC rules, wireless service providers were required to declare by October 2000 whether they would use technology in the wireless telephone handset or a network-based solution to locate wireless 9-1-1 callers. The FCC rules included a timeline for implementation that required Phase II service to be available to requesting PSAPs by October 1, 2001. However, on October 5, 2001, the FCC granted a waiver of its Phase II E9-1-1 rules to five of the six nationwide wireless service providers. These wireless service providers asserted that the unavailability of network components and other obstacles prevented them from complying with the October 1, 2001 deadline. The sixth national wireless provider, T-Mobile, also received a Phase II waiver one year earlier, in September 2000.

        The FCC approved, with certain modifications, the alternative deployment schedules proposed by Verizon Wireless, Sprint PCS and Nextel Communications, for their networks, and by AT&T Wireless Services and Cingular Wireless for the GSM, or Global System for Mobile communications, portion of their systems. The delayed Phase II deployment schedules vary by carrier. The six national providers serve more than 75% of U.S. mobile phone subscribers.

        The FCC's extensions only apply to initial Phase II milestones. Although all of the carriers are currently planning to meet the final December 31, 2005 deadline for deployment of Phase II services, the FCC issued fines in 2002 to several carriers that failed to meet required deployment schedules. The FCC imposed specific reporting requirements to ensure that wireless service providers follow through on providing Phase I and II services. Since February 2002, carriers have been required to file quarterly reports with the FCC. The FCC's Enforcement Bureau is responsible for monitoring carrier deployment schedules and then holding carriers to those schedules. The FCC has announced its intent to take action against companies that fail to meet their milestones.

        In addition to the FCC's mandate, wireless service providers are motivated to implement wireless E9-1-1 services because of increasing pressure from public safety agencies, a desire to improve emergency services and the fact that the technology required for Phase II service can also be used by wireless service providers to provide other value-added location services to their customers. These services include location-based traffic reporting, emergency roadside assistance, location-based dispatch services and other services based on the location of the caller. In June 2003, the Wireless Telecommunications Bureau provided further guidance to small Tier III carriers, regarding the reporting of wireless E9-1-1 deployment and implementation status. On July 26, 2002, the Commission adopted an Order staying certain E9-1-1 Phase II deployment deadlines for Tier II and Tier III carriers, with conditions. In the Non- Nationwide Carrier Order, Tier II carriers were defined as non-nationwide carriers that had over 500,000 subscribers as of year-end 2001 and Tier III carriers were defined as all other non-nationwide carriers. The Commission extended the E9-1-1 Phase II interim handset and network upgrade compliance deadlines by 13 months from the date of the Non-Nationwide Carrier Order for Tier III carriers.

  Voice Over IP

        New technology developments continue to affect the 9-1-1 network. During 2003, the use of VoIP, a telecommunications technology enabling voice traffic to be carried over an Internet Protocol-based network, grew significantly. In a VoIP call, voice is broken into packets at the transmitting end and then reassembled at the receiving device. The location of the VoIP caller is not fixed, presenting a challenge related to the handling and routing of emergency calls. Regulators, industry trade groups, carriers and suppliers are working together to address this issue. VoIP-based services are projected to grow from $13 billion in 2002 to just under $197 billion by 2007 according to a recent Insight Research Study.

  Telephone Notification

        Telephone notification systems and services were designed to manage public safety data for outbound emergency communications. Public safety entities use telephone notification systems to initiate outbound calls to selected geographic areas in the event of potential disasters, such as floods, hazardous materials incidents, industrial accidents, localized weather events and potential public safety issues, such as a missing child or suspect at large. Recent national and world events have showcased the need for notification tools that can quickly reach and inform large numbers of people before, during and after an emergency. Opportunities for telephone notification continue to grow both in the public safety/Homeland Security arena as well as for more conventional applications in the enterprise market.

  Commercial Database Solutions

        Commercial database solutions are designed, among other things, to address the issues that result from increased competition and number portability. In 2001, a task force formed by the Alliance for Telecommunications Industry Solutions, or ATIS, and the Order and Billing Forum, or OBF, sought solutions designed to address lost toll revenue issues faced by the telecommunications industry. The ATIS/OBF task force objective was to minimize unbillable revenue due to the inability to accurately identify service providers for specific telephone numbers. The task force issued a request for proposal to which we responded. Although the ATIS/OBF joint committees did not reach consensus on a single vendor solution, leading ILECs, CLECs, and virtually all IXCs present expressed strong support for our proposal. We went forward in developing the NRLLDB and launched the database in October 2002.

        In February 2003, the Florida Public Service Commission ruled that carriers operating in Florida must make billing name and address, or BNA, data available to requesting carriers in a timely manner and at a reasonable cost. Since this ruling, several states have opened similar dockets. NRLLDB can help carriers comply with the BNA data requirement.

        Moreover, carriers have become increasingly concerned about revenue assurance issues. As a result, carriers are creating departments and positions dedicated to identifying lost revenue opportunities. We believe that our commercial database services, including NRLLDB, will help these carriers identify previously unknown billing opportunities. On November 24, 2003, Wireless Number Portability went into effect, thereby adding to the toll, traffic and provisioning complexities wireline and wireless carriers experience in connection with number porting. Wireline and wireless carriers can use data housed in NRLLDB to help them resolve new service provisioning difficulties, known as "fallout," and identify telecommunications traffic.

  Other Opportunities

        New technologies have increased the complexity of delivery of public safety services. The expansion of the Internet into homes and the widespread use of wireless Internet devices introduce multiple new points of connectivity. They also create the potential for enhanced public safety support. Telematics devices, automobile communication devices that are used for location-based services such as traffic reporting and emergency roadside assistance, are entering the market at a rapid pace. The Strategis Group, a Washington D.C. research firm, projects more than 11 million domestic telematics subscribers by 2004, generating revenues of $1.7 billion. In addition, telephony products and services based on Internet protocols are becoming common elements of telecommunications infrastructure.

        Internationally, the European Union's initiative to implement enhanced emergency services through a common emergency number, 1-1-2, is gaining momentum. In July 2003, the EU directive for making caller location information available to authorities handling emergencies became effective and in October 2003, the EU took steps to enforce the regulatory framework for its implementation by member states. In December 2003, the European Telecommunications Standards Institute, or ETSI, published a special report on requirements for emergency call handling and the recently formed

European Emergency Number Association, or EENA, held the First European 1-1-2 Conference and Exhibition in Brussels, bringing together the emergency services community, citizen representatives and technology suppliers to discuss the present and future of 1-1-2 in Europe. At the conference we delivered a presentation, "Protecting Privacy or Protecting Citizens." In this presentation we reviewed rules and methodologies that can be employed to make life-saving information available during emergency situations, showing systems and potential architectures that provide critical data while protecting the citizen's personal information from unnecessary or inappropriate access.

  Our Strategy

        Our objective is to expand our leadership position in emergency communications systems while pursuing new public safety and commercial opportunities that build on our current products and/or core competencies. Key elements of our strategy include:

        Maintain and extend our leadership position in the wireline 9-1-1 data management market.    Our systems currently manage more than 218 million Wireline subscriber data records out of an estimated 252 million total wireline telephone subscriber records in the United States. We are working to maintain and extend our market leadership in the Wireline 9-1-1 services market by adding new service and license customers, increasing the number of subscriber data records under management, enhancing our existing 9-1-1 services and supporting the evolving telecommunications infrastructure.

        We have 41 contracts to provide 9-1-1 clearinghouse services to CLECs. Under these contracts, we process updates to our CLEC customers' 9-1-1 databases, prepare the data to conform to the ILEC's network requirements and insert the data into the appropriate ILEC's 9-1-1 system. Our services allow CLECs to grow their subscriber bases while minimizing their investment in 9-1-1 data management technology infrastructure and personnel. CLECs receive the benefit of our 9-1-1 service delivery expertise and relationships with PSAPs and other agencies necessary to provide 9-1-1 services. We plan to build upon our position as a neutral, carrier-independent service provider by working cooperatively with newly emerging dial tone providers, including CLECs, fixed-position wireless carriers and cable television carriers, to increase sales.

        We have also expanded our CLEC service to support Internet Telephony and have announced key contracts with major Internet Telephony providers. We will continue to play a lead role in the evolving VoIP market and plan to offer more services to these and other VoIP carriers as the industry better defines the E9-1-1 solution for Internet Telephony.

        Retain and grow our existing wireless 9-1-1-customer base.    We have contracts to provide Phase I wireless 9-1-1 services to 38 wireless customers. There is a significant opportunity to increase our Phase I wireless 9-1-1 penetration by implementing service to a larger portion of the subscribers we have under contract and signing contracts with more wireless service providers. We have also successfully rolled out Phase II wireless services, beginning with the nation's first Phase II deployments in late 2001. The significant growth in the number of wireless telephone users, the FCC mandates and the increased demand for enhanced wireless service offerings present opportunities for growth in our wireless 9-1-1 services.

        Deliver the Next Generation of Emergency Services.    As the leader in 9-1-1 infrastructure, systems and services, Intrado is well positioned to deliver the next generation of emergency communications services. Intrado's NextGen initiatives will encompass secure Internet Protocol (IP) networking and allow the industry to move away from relying solely on outdated analog technologies. We are designing and building the next generation of 9-1-1 network infrastructure, in which we plan to incorporate the latest technologies such as IP, Internet Telephony and message switching. We intend to use our expertise in providing highly accurate 9-1-1 data management services over the past two decades to ensure that the same high standards are applied to future emergency management solutions.

        Our current VoIP solution has already been adopted by leading service providers and our strong relationships with an extensive customer base of traditional wireline and wireless carriers provide us with a solid foundation for the introduction and acceptance of the NextGen Emergency Services Network. According to the Monitor Group, U.S.-based telecommunications companies are estimated to have generated $2.2 billion of subscriber surcharges for 9-1-1 services in 2003; we believe that our NextGen initiatives have the potential to garner a larger portion of the market for 9-1-1 services and related enhancements in future years.

        Extend our position in the broader public safety market.    Telecommunications carriers, as well as state and local governmental entities, all seek to apply emerging technologies in response to competitive pressures and regulatory mandates. By using our experience and economies of scale obtained in managing the 9-1-1 infrastructure for multiple carriers, we are well positioned to continue to develop and offer flexible, scalable solutions that allow carriers to cost-effectively support new technological developments and regulatory mandates.

        Leverage core competencies and relationships with existing service providers into new data services markets.    By leveraging our core competency of managing dynamic subscriber location information and routing traffic within a telephony network, we are well positioned to expand into the growing data services market. The rapid introduction of Internet and wireless devices presents public safety challenges that are not addressed today. We believe we can leverage our wireline and wireless call routing, large volume transaction processing and mission critical networks to provide solutions for these emerging technologies.

        Continue our expansion into new markets.    According to ATIS, complications in data management of telephone records for billing purposes result in revenue losses estimated in excess of one billion dollars annually for carriers. This estimate continues to grow substantially every year. Based on our long-term track record of managing large, volatile databases for telecommunications customers, we believe that our NRLLDB services deliver a useful solution to the industry.

        Our NRLLDB will contain line, switch and company-level information specific to telephone numbers in the North American Dialing Plan. We use this capability to address billing, wireline and wireless LNP and customer care issues. We expect to roll out new services that extend the capabilities and uses of NRLLDB. These extensions will continue to aid the telecommunications market's back-office billing and provisioning departments. These new services are designed to provide telecommunications companies with the ability to bill and collect toll calls and inter-carrier transactions and to manage subscriber churn. In addition, Intrado will focus on the broader opportunities for telephone notification services that exist in the public safety and enterprise markets.

        Extend Our Emergency Communications Leadership Beyond North America.    We continue to gain visibility in the European emergency communications and notification market. We are actively involved with ETSI in defining requirements for E1-1-2 deployment and with EENA, in advancing the development and implementation of 1-1-2. We are also engaged in discussions with key European carriers, government organizations and deployment partner prospects.

        Expand our Focus on Government Opportunities.    In 2003, we launched a new initiative to extend our position in the federal, state and local government markets with the establishment of the Government Markets Group. This group acts as a cross-business-unit marketing and sales resource in analyzing potential government market opportunities and developing and executing cohesive product portfolio plans, promotional programs and distribution strategies designed for maximum impact in this market. The group's activities include the direct sales of IntelliCastSM, advanced wireless applications and portions of our wireline product portfolio.

Intrado Products and Services

        Intrado provides a wide range of products and services for the telecommunications, public safety and commercial markets. Our key products are listed below.

Wireline Offerings

  IntelliBaseSM Data Management Services and Systems

        There are two models for providing our wireline 9-1-1 services: a service model and a license model. In the service model, we house and maintain the customer's data. The customer outsources virtually all of its 9-1-1 data management operations, including system activation, routine data administration, event transaction processing and performance management. Our services are secure and reliable and easily interface with an individual carrier's proprietary or open systems.

        In the second model, we provide a licensed software application that allows the carriers to manage the data on their own equipment, at their own facilities, with their own personnel.

  9-1-1 Data Management Services—Outsourced Model

  Customers: ILECs, CLECs, Independent Operating Companies (IOCs), State of Texas, VoIP Carriers

        Data Management Services ensure that hundreds of millions of complex records are current, accurate and available on demand. These services encompass the processes that enable a 9-1-1 call to be routed to the appropriate PSAP along with accurate and timely information about the caller's identification, callback number and location. We receive daily service order updates from our telecommunications carrier customers, which reflect changes to subscriber data that can affect 9-1-1 call processing. We also receive updates to boundary and routing data needed to route 9-1-1 calls to the appropriate PSAP. We screen this data for accuracy and analyze and resolve data discrepancies. Some discrepancies are referred back to the customer for resolution. Screened data is inserted into the 9-1-1 databases. When a 9-1-1 call occurs, it is routed to the 9-1-1 voice switch, which queries our databases. The call is then routed to the appropriate PSAP and the database simultaneously sends the caller's location and call back number with the call. The delivered data enables PSAPs to dispatch personnel and equipment to the emergency.

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

        The individual components of our Data Management Services include the following:

        Systems Preparation and Administration.    Collect, organize, review and analyze the data necessary to prepare our systems, including collecting information on PSAP jurisdictional boundaries, performing a full inventory of addresses located in an area and loading the subscriber information.

        Routine Data Administration.    Receive and process daily service order updates from telecommunications carriers and boundary updates from PSAPs to maintain current data in the 9-1-1 databases. The information received is verified and then distributed throughout our network of geographically dispersed servers.

        Event Transaction Processing.    Manage requests for information and routing for 9-1-1 calls.

        Performance Management.    Provide performance metrics on service operations including response time, systems availability, data accuracy and error resolution intervals.

        Mapping Services.    Document, review and analyze call routing boundaries and specific address information for optimal management of 9-1-1 call records. We also assist in system preparation and quality control programs to ensure that geographical information is current.

  Enhancements to 9-1-1 Data Management Services:

  •
  9-1-1Net®.    Web-based tool for maintaining the Master Street Address Guide, or MSAG, and Automated Location Identification, or ALI, databases. Using 9-1-1Net®, users can view live address routing rules, send address updates, review inbound call load, error statistics and ALI discrepancy reports and receive product updates.

  •
  PS/ALI.    Allows PBX system managers to create and transmit appropriate data records that identify a caller's precise extension location within a facility.

  •
  Address Verification Manager.    Web-based application linking Intrado to a local exchange carrier. Address Verification Manager facilitates automated synchronization between the Street Address Guide, or SAG, and MSAG databases and provides a consistent method for resolving address discrepancies.

  •
  e-Bonding.    Provides full end-to-end electronic confirmation of each E9-1-1 Transaction. e-Bonding reports help customers confirm records processed by carriers even when Intrado is not the designated ALI database manager. Reports include Daily Errors Corrected Confirmation, Referred Errors and Outstanding Errors.

  •
  Advanced Error Correction.    Identifies, investigates and resolves specific records that error at the E9-1-1 Service Provider.

  •
  VoIP Services.    Enables emergency calls over VoIP network by providing VoIP call interface to the Public Switched Telephone Network and call routing to the appropriate PSAP.

  9-1-1 Data Management Systems—Licensed Model

  Customers: ILECs, PSAPs

        Data Management Systems include both hardware and software offerings. Our software offerings within Data Management Systems include DBMS and ALISA. DBMS is a tool for processing service orders, maintaining MSAG records and validating service orders. ALISA is a database that uses automated number identification to recognize the number of the person calling and associate this number with an address and emergency service number, or ESN, in the database. The ESN tells the PSAP the corresponding police, fire, or emergency medical dispatcher associated with the telephone number and address.

        Add-on Offerings include:    9-1-1 Information Manager and Telco Map Server.

        9-1-1 Information Manager.    Software tool for querying the MSAG and telephone number databases used to help maintain the records within these databases.

        Telco Map Server.    Tool that geo-codes service orders, maintains graphic MSAG boundaries, validates service order addresses, and updates ALI nodes with telephone number and location coordinates and location-ESN data.

  Professional Services

  Customers: CLECs and IOCs

        Professional services enable customers to improve their operations. Key offerings include 9-1-1 Reconciliation, 9-1-1 Diagnostic Assessment, 9-1-1 Service Agreement Review, 9-1-1 Surcharge Review and 9-1-1 Training.

        9-1-1 Reconciliation.    Ensures data integrity between our transaction services system database and the E9-1-1 database provider's database.

        9-1-1 Diagnostic Assessment.    Customized assessment conducted by one of our senior 9-1-1 subject matter experts to evaluate efficiency of existing 9-1-1 processes.

        9-1-1 Service Agreement Review.    Review of customer's state-level service agreements, ILEC inter-connection agreements and other agreements with PSAPs and other public safety agencies.

        9-1-1 Surcharge Review.    Review of customer's billing, collection, and remittance methods and procedures.

        9-1-1 Training.    Customized training on a variety of 9-1-1-related topics.

  Palladium® Call Handling Solutions

  Customers: PSAPs

        Palladium® Call Handling solutions accommodate both small and mid-size customers with telephone subscriber counts ranging from 2 million to 10 million telephone numbers. A complete line of 9-1-1 PSAP customer premise equipment is available offering controllers, printers, and fully integrated TDD, or telecommunications devices for the deaf, functionality at every call handling position. This call handling equipment helps increase the speed of 9-1-1 call delivery, increases the information available to the call taker through the switching network and offers computer control of telephony functions.

Wireless Offerings

  IntelliVector® Services

        We are the leading provider of outsourced emergency response services and solutions for wireless service providers. We provide a range of products and services, including outsourced transaction management, system integration and a host of educational and professional services, all centered on our scalable and redundant software platforms.

        IntelliVector wireless network transaction services and systems route information quickly and accurately, assuring that callers receive rapid and appropriate responses to their calls. These services provide a wide range of applications, including support of Phase I and Phase II E9-1-1 deployments, enhanced emergency services and wireless data services. We offer both service and licensed models. In the service model, we manage the entire E9-1-1 call delivery to the local exchange carrier infrastructure, called the selective router, which in turn delivers the calls to the PSAPs. We manage all of the wireless PSAP boundary data and provisioning of all cell site information for our service customers. In the licensed model, we deliver our location-positioning platform to our customers and provide professional services to implement train and engineer the in-house solution. We can also provide on-going remote provisioning and PSAP boundary data access for our licensed customers. In either model, our wireless routing data is maintained with the highest possible accuracy and is utilized in the provision of emergency response services throughout North America.

  Enhanced 9-1-1 Services

  Customers: Wireless service providers

        We provide wireless service providers with 9-1-1 services similar to those provided to wireline customers. These services enable the wireless service provider to comply with the FCC's Phase I and Phase II mandates. After a wireless service provider receives an activation request from a PSAP, our program managers develop a plan with the wireless service provider to activate the service they are requesting. This plan includes development of ILEC network interconnections for both data and voice specific to the local wireless network configuration and interface requirements. The program managers develop graphic coverage area maps that are superimposed on current maps of public safety agency boundaries. Routing recommendations can then be made and coordinated with the appropriate PSAP. As a result, 9-1-1 calls are routed to the appropriate PSAP with the callback number and cell location of the caller. Our Phase I and Phase II services provide an end-to-end wireless transaction solution from the MPC to the PSAP customer premise equipment and from the PSAP request for service to the completion of service implementation and beyond. Wireless 9-1-1 offerings include: IntelliVector® Wireless Gateway, IntelliVector Coordinate Routing Database, IntelliVector Position Determination Entity, IntelliVector Mobile Positioning Center, IntelliVector Gateway Mobile Location Center and IntelliVector Standalone ALI.

        IntelliVector Wireless Gateway (IWG).    Network and services solution for integrating and maintaining connectivity to national and regional ALI systems. IWG has the flexibility to handle the real-time ALI exchange interfaces, messaging requirements, and data formats required by ILECs and PSAPs while using standards-based interfaces.

        IntelliVector Coordinate Routing Database.    Provides wireless service providers who already own an MPC with MPC provisioning, data collection, mapping services, call routing facilitation, Emergency Services Messaging Entity (ESME) and Emergency Services Network Entity (ESNE) provisioning, as well as dedicated program management to be handled by experienced professionals who understand 9-1-1 infrastructure.

        IntelliVector Position Determination Entity (PDE).    Offers wireless service providers access to a full-service hosted hardware and software application for their Phase II CDMA deployments. Our hosted PDE service provides the ability to locate the latitude and longitude of the wireless caller with remarkable precision without the need for expensive additions or changes to the wireless service provider's network. Hosted PDE service provides access to a centralized PDE server as well as the necessary application software and engineering expertise for a complete PDE solution.

        IntelliVector Mobile Positioning Center (MPC).    Acts as the point of interface to the wireless network for the location network. The MPC serves as the entity that retrieves, forwards, stores and controls position data within the location network.

        IntelliVector Gateway Mobile Location Center.    Routes 9-1-1 calls and provides call-back number and caller location information to the PSAP, as required by the FCC mandate.

        IntelliVector Standalone ALI.    Connects PSAPs that utilize on-site ALI databases with IntelliVector Wireless Gateway Services, enabling PSAPs to receive caller location information when wireless 9-1-1 calls are initiated.

  Professional Services

  Customers: Wireless service providers

        Our wireless professional services provide customers with the opportunity to meet their unique E9-1-1 project management requirements as well as their need to allocate resources effectively.

        IntelliVector® E9-1-1 Implementation Services.    Provides assessment of existing capabilities with the technical and operational requirements for successful deployment and management of E9-1-1.

        IntelliVector E9-1-1 Infrastructure Services.    Provides drive testing, translations and mapping information.

        IntelliVector Cost Recovery Services.    Provides expertise in customized cost recovery and billing services.

        IntelliVector E9-1-1 Analytics.    Presents performance indicators in areas such as uncertainty and sector call counts that provide insight to E9-1-1 system efficiency and integrity.

        IntelliVector E9-1-1 Data Services.    Provides accurate cell site data.

  Customers: Government

        Our government professional services provide customers with the opportunity to meet their unique E9-1-1 project management requirements.

        IntelliVector E9-1-1 Consulting Services.    Provides states, counties and municipalities with complete technical and operational readiness assessments, facility reviews, personnel training and other services.

  Integration Lab Services

  Customers: Wireless service providers

        IntelliVector Integration Lab Services.    Allows wireless service providers and vendors to perform regression testing, verification testing and location testing of new hardware, software and applications and ensure efficient optimization and operation of all technologies.

  Enhanced Emergency Services

  Customers: Telematics Service Providers, Automotive Manufacturers, Call Centers

        IntelliVector Enhanced Emergency Services (EES).    Allows commercial fleet operators, Telematics Service Providers and roadside assistance call centers to receive emergency verbal or text messages from their subscribers. IntelliVector EES delivers vital information to call centers so that calls are quickly and correctly routed to the appropriate PSAP call center, the first time. After the PSAP dispatches the emergency first responders, IntelliVector EES is able to deliver critical, driver-approved medical and health care provider information to the emergency medical service vehicle.

  Location Services

  Customers: Wireless service providers

        IntelliVector Location Based Services (LBS).    Supports commercial LBS arena with the development of a MPC and GMLC solution for both the CDMA and GSM markets.

IntelliCastSM Offerings

  IntelliCast Telephone Notification/Call List Services

        The concept of public safety officials and police and fire departments using the public telephone system to notify citizens of crisis situations has revolutionized emergency communications services. Our IntelliCastSM Target Notification and Call List services provide the fastest, most efficient means of notifying the public and specialized groups during a crisis. Call events can be launched on a geographical basis or through the use of dedicated lists of telephone numbers. At the onset of an incident, IntelliCastSM notification services can be used to provide citizens and emergency personnel with critical information and ongoing updates until the situation is resolved and a final all-clear notice is delivered. Our notification system and services lead the industry in high-volume voice notification. We are constantly updating our technology to better serve the needs of public safety. During 2003, we began exploring broader opportunities for expansion into notification services in the public safety and enterprise markets.

  Target Notification

  Customers: Government (Federal/State/Local) and Enterprises

        IntelliCastSM Target Notification.    Emergency telephone notification tool used by local officials to rapidly identify, notify and instruct individuals and first responders in crisis situations. Target Notification is a fully redundant, hosted service, combining a high-capacity calling platform with in-house expertise in database management. A web-based application, it can be accessed via the Internet or any telephone.

  Call List

  Customers: Government (Federal/State/Local) and Public and Private Enterprises

        IntelliCast Call List.    Telephone-based communications tool for reliably distributing information to public safety officials, first responders and others who must rapidly mobilize in response to a crisis. Call list services are based on telephone number data supplied by the customer. The list typically contains the name, title and telephone number of specific individuals to be contacted. Call lists are built and maintained via the Internet. Call lists may contain multiple wireline and wireless telephone numbers for each individual.

Commercial Database Solutions

  IntelliBase NRLLDB

  Customers: IXCs, ILECs, CLECs and IOCs

        The Commercial Database's IntelliBaseSM services are based on our NRLLDB platform. NRLLDB will contain line-, switch- and company-level information for working telephone numbers in the North American Dialing Plan. We use this capability to address billing, wireline and wireless number portability and customer care issues.

        First introduced in 2002, NRLLDB addresses the industry's need for a centralized, highly reliable database containing the transactional and consumer data needed to resolve ownership issues. Prior to federal deregulation of the telecommunications industry, it was possible to know which local service provider owned a ten-digit telephone number, simply by examining the first six digits and comparing these to the national Numbering Plan. However, as local competition grew, this method for tracing ownership and number assignment became obsolete. Today, no industry database houses the level of information contained in NRLLDB. We believe that the NRLLDB service will meet the information and billing support needs of service providers across the industry.

        NRLLDB Services.    NRLLDB offers two models of participation. Input providers, ILECs and CLECs, can input their back-office data into NRLLDB and benefit from shared revenue and NRLLDB's data warehousing capabilities. Carriers that choose to subscribe to NRLLDB can access NRLLDB data to resolve issues around unbillable revenue, number portability and provisioning.

        Billing Name and Address Services.    In 2003, additional data capabilities were added to the NRLLDB platform to help subscribers with the problem of not being able to identify a telephone number's billing address for direct billing. IXCs need to direct bill end-users for calls that cannot be billed through the CLEC, such as calls made using a 10-10-XXX number. BNA Clearing and BNA Direct are two models of participation, carriers can input data or subscribe, similar to NRLLDB.

Service and Product Pricing

        For revenue derived primarily from monthly data management and maintenance services, we typically enter into long-term contracts with our customers, ranging from two to ten years. Within the terms of these contracts, pricing is negotiated based on a variety of factors, including current and expected market conditions, scope of work and value of services provided.

        For revenue derived from system, new product and professional services sales, including sales of software enhancements, pricing is primarily based on a competitive proposal and acceptance process that takes into account a variety of factors including our costs to acquire, develop, or produce the related system or software enhancement, recovery of overhead, profit and the relative value to the customer.

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

Customers

        We provide our products, services and systems to a range of customers, including IXCs, ILECs, CLECs, VoIP carriers, wireless service providers, and federal, state and local government agencies. Although we license our software to ILECs and provide 9-1-1 data management services indirectly to over 750 independent telephone companies, we are primarily dependant upon large contracts from a limited number of significant customers. In 2003, we received approximately 55% of our revenue from four customers. See "Risk Factors." Although we intend to expand our customers to include potential purchasers of our call notification services and commercial database products such as NRLLDB, there is no assurance that we will succeed.

        Historically, we have entered into contracts with carriers and their affiliates to provide services to some or all of the carrier's operating entities and we have contracts that govern the licensing of our proprietary software. We currently have three revenue generating segments: Wireless, Wireline and New Markets. Following is a partial list of carriers and government entities using our services or products within these segments. We believe this list is representative of our overall customer base.

Wireline	Alaska Communications, AT&T, BellSouth, Cincinnati Bell, Cox Communications, Frontier Communications, MCI, Qwest, SBC, Texas Commission for State Emergency Communications, theglobe.com, Verizon, Vonage and XO Communications.
Wireless	ALLTEL, AT&T Wireless Services, Cellular South, Cingular, Cross Country Automotive Services, Greater Harris County, Nextel, Nextel Partners, Qwest Wireless, Sprint PCS, Verizon and Western Wireless.
New Markets—Commercial Database	AmericaTel, AT&T, Billing Concepts, DataStream, Primus Telecommunications Group, Inc. and VarTec. Data input providers include Allegiance, AT&T Local, CBEYOND, Iowa Telecom, KMC Communications, Madison River, New South Communications, NUVOX Communications, VarTec and XO Communications.
New Markets—IntelliCastSM	Chicago, Denver, Greater Harris County (Houston), Maricopa County (Phoenix) and New Orleans.

Sales and Marketing

        Our marketing efforts target telecommunications carriers, government agencies and PSAPs in each geographical market through advertising in industry and government publications, participation in trade shows, presentations at key events, direct sales and marketing campaigns and other initiatives. In addition, our employees serve as the chairpersons and members of key standards committees related to emergency communications services and telecommunications technology and operations. Although our sales strategy relies primarily on our direct channels of distribution, we also have an Alliance Program to jointly market our products and services with companies who sell complementary products and/or address our target markets. Our account teams work directly with existing and potential customers in a consultative, problem-solving sales process, to determine and fulfill their needs with appropriate offerings. Sales cycles range from one month to three years. Our indirect channel program team provides distribution partners with a support program framework including channel sales representative training, marketing collateral, product and process support and incentive campaigns.

Research and Development

        We direct our research and development efforts toward providing highly scalable, fault tolerant applications to the public safety, telecommunications and government markets. Development efforts in process are focused on integrating Internet technology, spatial data mapping systems, advanced switching and transport elements capable of interfacing with existing networks and enabling the more efficient E9-1-1 OSS processes that improve data quality. Our research and development expenses totaled $2.3 million, $2.8 million and $6.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Competition

        The market for wireline and wireless 9-1-1 solutions continues to be competitive. We believe that the principal competitive factors affecting the market for 9-1-1 solutions include:

  •
  Effectiveness of existing infrastructure

  •
  Reliability and manageability

  •
  Technical features

  •
  Wireless support

  •
  Performance

  •
  Ease of technical migration

  •
  Ease of use

  •
  Price

  •
  Scope of product offerings

  •
  Customer service and support

  •
  Scalability

  •
  Useful life of new technology

        Although we believe that our solutions compete favorably with respect to these attributes, we may not be able to maintain our competitive position against competitors, especially if companies with significantly greater financial, marketing, service support, technical and other competitive resources enter the market.

        In the 9-1-1 solutions market, our principal competitors fall generally within one of four categories:

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

        Potential customers sometimes rely on their own internal development teams to formulate 9-1-1 related services or retain consultants to undertake such a project. We believe that our 9-1-1 data management solutions compete favorably with internally developed systems, which may be expensive to develop and maintain, may not provide a comprehensive, reliable approach to 9-1-1 services and may not provide the flexibility to adapt readily to regulatory, technological and market changes.

        In addition, a number of companies currently market or have under development software products and services to provide 9-1-1 administration. In the wireless market we compete with smaller companies, including TeleCommunications Systems and OpenWave, for the provision of 9-1-1 data management services to wireless carriers. In the CLEC market we compete with smaller companies for CLEC 9-1-1 services, including HBF Group.

        Although we expect more significant competition to emerge, we believe that, to date, no one offers products or services that are as robust in features or as comprehensive in scope as our products and services. While it is likely that these companies may develop products that are competitive with our service offerings, we intend to expand our capabilities by dedicating resources to product development. Nonetheless, we expect additional competition from established competitors, emerging companies and larger entities that decide to move into this market space. Mergers or consolidations among these competitors or acquisitions of these companies by larger competitors would make them more formidable. Our current and potential competitors may develop products and services that may be more effective than our 9-1-1 data management solutions, rendering our technologies and offerings less competitive.

        Finally, a number of competitors have successfully marketed and sold various products and services, such as billing software and advanced telecommunications equipment, to our customers and potential customers. In addition, vendors of telecommunications software and hardware may enhance their products to include functionality that is currently provided by our solutions. The widespread inclusion of the functionality of our service offerings as standard features of other telecommunications software or hardware could render our services less competitive and unmarketable, particularly if the functionality were comparable to that of our services. Furthermore, even if the 9-1-1 functionality provided by telecommunications software or networking hardware is more limited than that of our services, a significant number of customers may elect to accept more limited functionality in lieu of purchasing additional products or services. Larger competitors have longer operating histories, greater name recognition, wider access to the market and significantly greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote more resources to the promotion and sale of their products and services. If larger companies enter our market, we believe that they are likely to face significant uncertainties in developing and providing a range of products and services to comprehensively address 9-1-1 requirements. However, if these companies were to introduce products or services that effectively compete with our service offerings, they may be in a position to substantially reduce the price of their 9-1-1 products and services or to bundle such products and services with their other product and service offerings.

        In the commercial database market, competition consists of a carrier's current in-house procedures and commercial database providers. When examining a carrier's current way of handling line-level operations, one challenge to NRLLDB is a carrier's reluctance to change. With a market that has had tremendous downsizing, many carriers choose to keep with standard practice rather than introduce new processes or enter new relationships. Carriers that are burdened with operational issues are reluctant to spend time and money to introduce new practices, which can be perceived as overly burdensome. Therefore, our challenge is to recognize the strain these carriers face and to help them see that our commercial database services can ease their burdens. We also assist carriers with the integration of NRLLDB into their business. A carrier can start slowly with small queries and apply the data to small areas of their business. This practice often allows the carrier to see where NRLLDB can help them save time, money and increase operational efficiencies.

        The second category of competition includes other commercial database providers. Although we do not believe that other back-office solutions are equivalent to NRLLDB, other databases, such as the Line Information Database, National Porting Administration Center (NPAC) and national databases, do contain data specific to central office codes or pooling blocks. Their advantage is that carriers already have an established relationship with many of these database providers. However, these databases are specific to resolving "real-time" network routing and do not perform the same functions as NRLLDB. Carriers that use these industry databases can still benefit from NRLLDB because only NRLLDB houses exception and historical data. NRLLDB contains information on resale and unbundled network element carriers, in addition to facility-based CLECs and data on ported and unported telephone numbers. NRLLDB can provide carriers with data beyond that of assignment or network level. Our challenge is to clarify for carriers the advantages of NRLLDB over competitive databases and understanding why a carrier uses a given database.

        In the notification market, our competitors include Dialogic, Sigma and First Call. There are two principal applications for notification services—emergency warning and workforce mobilization. The IntelliCastSM system is primarily designed for emergency warning applications, which require high-volume, high-availability capabilities for the mass notification of the general public within a dynamically defined target geographic area. Most of our competitors' systems have been designed for workforce mobilization applications, where a pre-defined list of individuals is notified in the event of an incident requiring their attention or attendance. IntelliCastSM and competing products can individually support both applications to some degree; however, the difference in application focus impacts features, system architecture and the resulting cost structure. Where prospective purchasers require both applications, competitors position their systems on the merits of the workforce mobilization capabilities and as a lower cost alternative for emergency warning applications. Where prospective customers require mass notification capabilities, competitors frequently position their offerings as a lower cost but sufficiently effective alternative in an attempt to offset IntelliCast's premium capabilities.

        Emergency Telephone Notification, or ETN, is used to warn the public in times of crisis. As such, an effective ETN system must provide a high calling capacity, a high level of data accuracy and geographic precision, be easy to use, be fully redundant, and offer round-the-clock support. IntelliCastSM Target Notification was designed specifically to meet these critical public safety requirements.

        Conversely, most of our competitors' ETN systems are primarily designed for non-emergency notification applications, such as workforce mobilization, with ETN comprising only a small fraction of their overall market. Because they are designed for non-emergency notifications, they do not need to achieve higher levels of reliability required for effective public safety, and as a result are less expensive than Intrado's offering. To minimize failure in emergency situations requires a more robust, and therefore costly, system architecture. Obviously, the ramifications of failure for a non-public safety notification system are far less severe. The result is that the competitors appear to offer the same thing for less than IntelliCast ETN costs, when in fact their product does not have the high capabilities for effectively warning the public of an emergency.

        For the foregoing reasons, we may not be able to compete successfully against our current and future competitors. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially and adversely affect our business, financial condition and results of operations.

Intellectual Property Rights

        We have a limited exclusive license to twelve issued patents and eight patents pending. We currently have eleven patent applications pending at the U.S. Patent and Trademark Office.

        We are the owner of the following registered trademarks and service marks in the United States: 9-1-1Net®; 911.net®; 9-1-1 Extended Architecture®; 9-1-1 National Reference Center®; 9-1-1XA®; 9-1-1NRC®; EWE®; Emergency Warning and Evacuation®; 9-1-1Connect®; 911plus®; Palladium®; Critical information for critical situations®; LNP2000®; RealWorld 9-1-1® (stylized); Intrado®; Intrado® (stylized); Intrado University® (stylized); Informed Response®; "When it counts. Where it counts. We make connections."®; Triangle beacon (design)®; TelConnect®; SCC®; SCC® (stylized); Helping you respond at the speed of life®; and IntelliVector®. We are the owner, and are seeking federal registration in the United States, of the following marks: AlertUS; Loc-ALI™; IntelliCastSM; IntelliBaseSM; IntelliBaseSM (stylized); IntelliVectorSM; IntelliVectorSM (stylized); Powered by IntradoSM (stylized); and V9-1-1SM. We are the owner under common-law in the United States of the following marks: Intelligent PSAP Solution™; E9-1-1 Gateway™; Telco-Map Server™; Total digital PSAP™; Idata™; ASKII™; ASK™; Database Management System™; PSMAP™; and ALISA™.

        We are the owner of the following registered trademarks in Europe: Intrado®; Intrado® (stylized); IntelliCast®; IntelliBase®; IntelliVector®; and Reverse112®. We are seeking registration in Europe for the following trademarks: Reverse 999SM and Intrado Informed ResponseSM (stylized). We are the owner of these registered marks in Chile: Intrado®, Intrado® (stylized), and IntelliVector®. We are seeking registration in Chile for the following trademarks: Informed Response; IntelliCastSM; and IntelliBaseSM.

Employees

        As of February 25, 2004, we employed 716 full-time employees in 16 states and three countries. No employees are covered by any collective bargaining agreements. We believe that our relationships with our employees are good.

Facilities

        Our corporate headquarters and principal administrative, sales and marketing, research and development and support facilities are located in:

  •
  Longmont, Colorado, where we occupy 275,000 square feet of office space under a lease expiring December 2009. As of December 31, 2003, the annual base rent for this facility was approximately $2.8 million.

  •
  Lisle, Illinois, where we occupy 29,000 square feet of office and warehouse space under a lease that expires August 2007. As of December 31, 2003, the annual base rent for this facility was approximately $580,000.

  •
  Austin, Texas, where we occupy approximately 2,100 square feet of office space on a month-to month basis. As of December 31, 2003, the annual base rent for this facility was approximately $40,000.

  •
  Washington, DC, where we occupy 160 square feet of office space under a lease that expires December 31, 2004. The annual base rent for this facility is approximately $11,000.

  •
  Leatherhead, Surrey, United Kingdom, where we occupy one suite on a month-to-month basis. The annual base rent for this facility is approximately $2,000.

  •
  Zug, Switzerland, where we occupy 3,700 square feet of office space, with an annual base rent of approximately $120,000.

All of the above leases provide for periodic defined increases in rent over the life of the lease.

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

    Michael D. Dingman, Jr.
    Chief Financial Officer
    Intrado Inc.
    1601 Dry Creek Drive
    Longmont, Colorado 80503

You can also read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains our reports, proxy and information statements and other information that we file electronically with the SEC.

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

        We depend on large contracts from a limited number of significant customers. We provide our services to a range of customers, including incumbent local exchange carriers, competitive local exchange carriers, wireless carriers and state and local government agencies. During the year ended December 31, 2003, we recognized approximately 55% of our total revenue from BellSouth, Qwest, SBC and Verizon each of which accounted for greater than 10% of our revenue. During the year ended December 31, 2002, we recognized approximately 56% of our total revenue from BellSouth, Qwest, SBC and Verizon, each of which accounted for greater than 10% of our revenue. During the year ended December 31, 2001, we recognized approximately 50% of total revenue from BellSouth, Qwest, SBC and Verizon, each of which accounted for greater than 10% of our revenue. No other customers accounted for more than 10% of our total revenue during those periods.

        We believe that these customers and others may continue to represent a substantial portion of our total revenue in the future. One of these contracts will expire in the first half of 2004. As we enter negotiations to renew these contracts, our customers may demand price or other contractual concessions. Our customers could decide to develop and utilize their own proprietary 9-1-1 software and to perform internally the services that they presently outsource to us. Moreover, existing contract provisions allow these customers and others to receive contract concessions or to cancel their contracts in the event of customer consolidations, changes in regulatory, legal, labor or business conditions. Contract concessions, or the loss of a major customer, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our market is characterized by rapid technological change, and we could lose our competitive position if we are not successful in developing new products that achieve market acceptance.

        The market for 9-1-1 data management solutions is intensely competitive and we expect competition to increase in the future. We believe that the principal competitive factors affecting the market for 9-1-1 data management services include flexibility, reliability, manageability, technical features, performance, ease of use, price, scope of product offerings and customer service and support. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, support service, technical and other competitive resources.

        In addition, the market for our services is characterized by rapid technological change, frequent new product or service introductions, evolving industry standards and changing customer needs. Existing products may become obsolete and unmarketable when products introducing new technologies are introduced. To be successful, we must be able to enhance existing products and to develop new products that keep pace with technological changes, satisfy our customers and achieve market acceptance. In addition to new enhancements to our traditional 9-1-1 database services, we are attempting to expand into the highly competitive commercial database market. If a new product or service does not achieve market acceptance, we may have to write-off related capitalized software costs. If we are unable to develop and introduce new services and products to these new markets in a timely manner, our business, financial condition and results of operations could be adversely affected.

        Historically, we have issued new releases of our software periodically, with minor interim releases issued more frequently. As a result of the complexities inherent in our offerings, major enhancements and new products often require long development and testing periods before they are released. We have occasionally experienced delays in the scheduled release date of new or enhanced products and we cannot provide assurance that we will achieve future scheduled release dates. The delay of products, or the failure of such products to achieve market acceptance, could materially affect our business.

If we do not realize anticipated benefits from our capitalized software, we may be forced to record an impairment, thereby adversely affecting our operating results.

        In assessing the recoverability of our existing capitalized software assets, we rely on estimates and judgments to determine the net realizable value of each product. When evaluating the net realizable value of a given product, we prepare a forward-looking business case that is comprised of an assessment of future expected benefits to be generated. The expected benefits are compared to the direct costs associated with supporting the product on an ongoing basis to arrive at a contribution margin, defined as expected benefits less direct costs. This contribution margin is compared to the carrying value of the asset at the reporting date to determine if the contribution margin exceeds the asset carrying value plus any additional investments such as hardware or additional development required to enhance or maintain the product. If the contribution margin is less than the carrying value, an impairment is recorded. Our ability to estimate future expected revenues and benefits with a measured degree of probability is the most significant factor in our estimate of recoverability. If our ability to estimate the expected benefits changes significantly in any given period, we could record impairment charges for certain assets and our operating results could be adversely affected.

If we fail to integrate businesses and assets that we may acquire, we may lose customers and our liquidity, capital resources and profitability may be adversely affected.

        We acquired the LPSS business from Lucent during 2001 and bmd wireless AG on February 20, 2004. In the past, we also have acquired product source code rights to help broaden and strengthen our product portfolio. We will continue to evaluate strategic acquisitions as part of our long-term business strategy. Acquisitions often involve a number of special risks, including the following:

  •
  We may encounter difficulties integrating acquired software, operations and personnel and our management's attention could be diverted from other business concerns;

  •
  We may be unable to retain customers of the acquired company;

  •
  We may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures and policies;

  •
  The businesses or assets we acquire may fail to achieve the revenues and earnings we anticipated, causing us to incur additional debt to fund operations and to write down the value of acquisitions on our financial statements;

  •
  We may assume product liability or intellectual property liability associated with the sale of the acquired company's products;

  •
  Our resources may be diverted in asserting and defending our legal rights and we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire;

  •
  The acquisition may disrupt our ongoing business and dilute your ownership interest;

  •
  Acquisitions may result in litigation from former employees or third parties; and

  •
  Due diligence may fail to identify significant issues with product quality, product architecture, ownership rights and legal contingencies, among other matters.

Any of these factors could have a material adverse effect on our business and on the market value of our common stock. We are currently integrating the bmd wireless AG operations. However, there can be no assurance that we will realize the full benefits that we anticipated from the acquisition of bmd wireless AG or any future acquisitions. Our failure to successfully gain market acceptance of the products acquired or to gain market share could seriously harm our business, operating results, cash flows and financial condition.

        In addition, we may make future acquisitions or enter into other agreements that may not be successful. We may acquire additional businesses, products and technologies—or enter into joint venture arrangements—that could complement or expand our business. Management's negotiations of potential acquisitions or joint ventures, and management's integration of acquired businesses, products, or technologies, could divert their time and resources. Future acquisitions could include the issuance of dilutive equity securities or cause us to incur debt, contingent liabilities, additional amortization charges from intangible assets, asset impairment charges, or write-off charges for in-process research and development that could impact our financial condition, cash flows and operating results.

If we do not adequately anticipate and respond to the risks inherent in international operations, our operating results and stock price could be adversely affected.

        Although our consolidated financial statements are prepared in U.S. dollars, the operations of our foreign subsidiary, bmd wireless AG, are conducted primarily in Swiss and other European currencies. Consequently, changes in exchange rates can unpredictably and adversely affect our consolidated operating results and could result in exchange losses. We do not hedge against the risks associated with fluctuations in exchange rates. Although we may use hedging techniques in the future, we may not be able to eliminate or reduce the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

        In addition, our financial results may be adversely affected by other international risks, such as:

  •
  Changes in government regulation in various countries;

  •
  Trade barriers;

  •
  Adverse tax consequences;

  •
  The absence or significant lack of legal protection for intellectual property rights;

  •
  The adoption of data privacy laws or regulations;

  •
  Political and economic instability; and

  •
  Costs associated with expansion into new territories.

With the recent acquisition of bmd wireless, international revenues will represent a portion of our 2004 revenues. If we do not anticipate and respond to the risks associated with international operations, it could have a material adverse effect on our operating results and stock price.

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

        Some of our customers, including MCI (formerly known as WorldCom, Inc.), have filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Other telecommunications customers have experienced cash flow and operating difficulties and may also file for protection from creditors under the federal bankruptcy laws or become involved in industry consolidations. The possible consolidation of wireless customers involves integration risk and creates uncertainties related to pricing structure, contract negotiations and operations strategy. Although we believe that we have provided adequate reserves for bad debt on existing receivables as of the date of this report, any future bankruptcies, reorganizations and consolidations in the telecommunications industry may have a material adverse effect on our market share, liquidity, financial position, cash flows and operating results.

Stockholders may have no effective remedy against Arthur Andersen LLP, our former independent accountants, if a material misstatement or omission is contained in the prior period financial statements that are included in this report or incorporated by reference into our registration statements.

        Our consolidated financial statements as of and for the year ended December 31, 2001, which are included in this report, were audited by Arthur Andersen LLP. In addition, these reports and the underlying financial statements have been and will continue to be incorporated by reference into registration statements that we file with the SEC. Because Arthur Andersen is no longer in existence, we have not been able to obtain the written consent of Arthur Andersen that is required by the federal securities laws. Because Arthur Andersen is no longer in existence and because Arthur Andersen has not consented to the inclusion of these financial statements or its audit reports, your ability to assert claims against Arthur Andersen may be limited. In particular, you will not be able to sue Arthur Andersen under Section 11(a)(4) of the Securities Act of 1933, or under the federal securities laws in general, for any untrue statements of material fact contained in the financial statements audited by Arthur Andersen or any omissions to state a material fact required to be stated in those financial statements. Therefore, your right of recovery under the federal securities laws may be limited.

If we are unable to retain key executives, our operating results and growth potential may be adversely affected.

        Our success greatly depends on our ability to attract and retain key technical, sales and executive personnel. We are especially dependent on the continued services of our senior management team, particularly George K. Heinrichs, our co-founder, president, chief executive officer and chairman of the board. Members of our executive team are not subject to employment contracts and, as a result, they can terminate their employment at any time. The loss of Mr. Heinrichs, or any other member of our senior management team, could adversely affect our operating results and growth potential.

Our operating results may fluctuate, causing our stock price to decline.

        Our revenue, operating results and cash flows are difficult to predict and may fluctuate significantly from quarter to quarter as a result of tight state and local government budgets, adverse trends in the telecommunications industry and other factors. Therefore, you should not rely on period-to-period comparisons of revenue or operating results as an indication of our future performance. If our revenue, operating results and cash flows fall below the expectations of the investors or securities analysts, the price of our common stock could fall substantially.

If our institutional investors sell large volumes of our common stock within a short period of time, the market price of our common stock may decline.

        A majority of our common stock is owned by large institutional investors. Three institutional investors own approximately 3.2 million shares of our common stock, representing approximately 19% of our outstanding common stock as of the date of this report. These institutions and others may sell their shares of Intrado common stock at any time, causing the market price of our common stock to decline.

Our redemption of preferred stock issued in conjunction with our acquisition of LPSS may adversely affect our liquidity and the market value of our common stock.

        In conjunction with our May 2001 acquisition of LPSS, we agreed to issue up to $32.9 million of mandatorily redeemable, non-voting, preferred stock, subject to our attainment of specific total revenue targets during a 24-month contingency period that began on June 1, 2001 and ended on May 31, 2003. Based on our total revenue of $211.8 million during the 24-month contingency period, we were required, under the terms of our purchase agreement with Lucent Technologies Inc., or Lucent, to issue preferred stock to NV Partners II, or NVP II, formerly a wholly owned subsidiary of Lucent, at a rate of $417,000 for each million dollars of total revenue in excess of $179 million. During the first and second quarter of 2003, we issued approximately $12.8 million of preferred stock to NVP II. The preferred stock was initially recorded at its estimated fair value of $12.8 million (defined as the present value of future redemption payments using a 6.07% interest rate) and will be accreted to its face value of $13.7 million over the redemption period. We redeemed the first 33.3% in August 2003 for $4.6 million and must redeem the remaining preferred stock in two increments:

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

Substantially all of our revenue is derived from our 9-1-1 data management solutions, and our operating results, financial position and cash flows may depend upon our ability to continue to sell these solutions.

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

  •
  Various state and local requirements, including but not limited to jurisdictions in which we are a regulated utility and may be a party to various regulatory actions; and

  •
  The Phase I and Phase II requirements imposed on carriers by the FCC in its June 1996 report and order.

Any changes to these legal requirements, including those caused by the adoption of new laws and regulations or by legal challenges, could have a material adverse effect upon the market for our services and products. In particular, any delay in implementation of the requirements imposed by the FCC could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to reporting requirements that are currently evolving and, once established, could substantially increase our operating expenses.

        Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq, have recently issued new requirements and regulations and are currently developing additional regulations and requirements in response to recent laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. As certain rules are not yet finalized, we do not know the level of resources we would have to commit in order to be in compliance. Our compliance with current and proposed rules, such as Section 404 of the

Sarbanes-Oxley Act, is likely to require the commitment of significant financial and managerial resources. We are currently reviewing our material internal control systems, processes and procedures in compliance with the requirements of Section 404. There can be no assurance that such a review will not result in the identification of significant control deficiencies or that our auditors will be able to attest to the adequacy of our internal controls.

We could incur substantial costs from product liability, negligence, wrongful death and similar claims relating to our services and our software.

        Because customers utilize our services and licensed software products to provide critical 9-1-1 services, we are subject to product liability, negligence, wrongful death and related claims. Our agreements with customers typically require us to indemnify customers for our own acts of negligence and non-performance. Product liability and other forms of insurance are expensive and may not be available in the future. We cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in sufficient amounts or that our insurer may not disclaim coverage as to a future claim. Payments of material claims for product liability, negligence, wrongful death or similar claims may adversely affect our business, operating results or financial condition.

Our operating results, financial condition and cash flows could be adversely affected by unauthorized access to our system or any interruption of our services or system failure.

        Our operations depend on our ability to maintain our computer and telecommunications equipment and systems in effective working order, and to protect our systems against unauthorized access to our system by third parties or employees, damage from fire, natural disaster, power loss, telecommunications failure, sabotage, unauthorized access to our system or similar events. Any unauthorized access or unanticipated interruption or delay in our operations could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, any addition or expansion of our facilities to increase capacity could increase our exposure to damage from fire, natural disaster, power loss, telecommunications failure, unauthorized access or similar events. Our property and business interruption insurance may not be adequate to compensate us for any losses that may occur in the event of a system failure or a breach of security. Furthermore, insurance may not be available to us at all or, if available, may not be available on commercially reasonable terms.

Claims by other companies that our products infringe their proprietary rights could adversely affect our financial condition.

        As the number of entrants to our markets increases and the functionality of our services and products increases and overlaps with the products and services of other companies, we may become subject to claims of infringement or misappropriation of the intellectual property rights of others. In certain customer agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In some instances, the amount of the indemnities may be greater than the revenue we received from the customer. Although we have not experienced any material claims to date, future claims or litigation, with or without merit, could be time consuming, result in costly litigation or require us to enter into royalty or licensing arrangements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all, and could have a material adverse effect on our financial condition, results of operations and cash flows.

If requirements relating to accounting treatment from employee stock options are changed, we may be forced to change our business practices.

        We currently account for the issuance of stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". If proposals currently under consideration by accounting standards organizations and governmental authorities are adopted, we may be required to treat the value of the stock options granted to employees and directors as compensation expense. As a result, we could decide to reduce the number of stock options granted to employees and directors or to grant options to fewer employees. This could affect our ability to retain existing employees or directors and attract qualified candidates, and could increase the cash compensation we would have to pay them. In addition, such a change could have a negative effect on our results of operations.

ITEM 2.    PROPERTIES

        Please see the disclosure under the caption "Item 1. Business—Facilities."

ITEM 3.    LEGAL PROCEEDINGS

        We provide wireline and wireless E9-1-1 database management and related network services for the State of Texas pursuant to a service agreement ("Agreement") that we entered in November 1998. On February 4, 2003, we filed suit in the District Court of Travis County, Texas, 250th District, against the Texas Commission on State Emergency Communications ("CSEC") and numerous other defendants for failure to pay amounts due and payable to Intrado for certain wireless services rendered pursuant to the Agreement. During the quarter ended June 30 2003, we agreed to a settlement with CSEC related to this dispute. Under the settlement, CSEC and the other defendants agreed to pay Intrado approximately $200,000 of the $500,000 that had previously been in dispute. We also provided wireless services through August 2003 and agreed to continue to provide wireline services through June 2004. The wireline services agreement was subsequently extended through June 2005. There has not been any further litigation relating to CSEC since settlement was reached in the second quarter of 2003. See "Item 1. Business—Risk Factors."

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the Nasdaq National Market under the symbol "TRDO." We commenced our initial public offering of the common stock on June 24, 1998 at a price of $12 per share. Prior to this date, there was no public market for our common stock. The following table sets forth the high and low market prices for each full quarterly period within the last two fiscal years and from January 1, 2004 through February 25, 2004.

	Stock Price
2004
	High	Low
January 1-February 25	$25.14	$18.82
2003
Fourth Quarter	$24.86	$16.11
Third Quarter	$24.80	$15.23
Second Quarter	$16.50	$6.59
First Quarter	$10.73	$6.87
2002
Fourth Quarter	$13.79	$7.77
Third Quarter	$19.41	$9.59
Second Quarter	$23.15	$15.07
First Quarter	$27.45	$13.30

        As of February 25, 2004, there were 120 stockholders of record.

        We have not paid any cash dividends on our capital stock since our inception and do not expect to pay cash dividends on our common stock in the foreseeable future. Covenants contained in our line of credit agreement restrict the payment of dividends without the lender's prior consent. Payment of future dividends, if any, may be declared at the discretion of our board of directors, subject to the restrictions discussed above, after taking into account various factors, including our financial condition, operating results, cash needs and expansion plans.

        As shown in the table below, as of December 31, 2003, we reserved 3,093,106 shares of common stock for future issuance upon exercise of outstanding options under equity compensation plans.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Issuance Under Equity Compensation Plans, Excluding Securities Available in First Column (1)
Equity compensation plans approved by stockholders	3,093,106	$9.65	178,440
Outstanding warrants	17,720	$7.91	—

Total	3,110,826	$9.64	178,440

(1)
Our 1998 Stock Incentive Plan, which was approved by stockholders, includes an evergreen provision in which the number of shares issuable under the Plan automatically increases on the first trading day in January of each calendar year by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year (but in no event shall such increase exceed 731,000 shares). On December 31, 2003, we had 16,164,007 shares outstanding. On January 2, 2004 (the first trading day in 2004), the number of shares issuable under the 1998 Stock Incentive Plan increased by 485,062 shares. This amount is not included in the "Number of Shares Remaining Available for Issuance."

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data is qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data at December 31, 2003 and 2002 are derived from, and are qualified by reference to, the audited consolidated financial statements and notes included in "Item 8. Financial Statements and Supplementary Data." The consolidated statement of operations data for the years ended December 31, 2000 and 1999 and the consolidated balance sheet data at December 31, 2001, 2000 and 1999 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The 2001 consolidated statement of operations and consolidated balance sheet data include amounts related to our May 2001 acquisition of LPSS. Pro forma information reflects results from operations as if Staff Accounting Bulletin 101,"Revenue Recognition in Financial Statements", had been adopted prior to January 1998.

	December 31,
	2003	2002		2001	2000	1999
	(Amounts in Thousands, Except Per Share Data)
Consolidated Statement of Operations Data:
Revenues	$124,654	$107,714		$78,187	$43,124	$32,584
Costs and expenses:
Direct costs	66,105	56,463		47,201	28,327	22,736
Sales and marketing	16,933	16,902		13,109	8,869	5,314
General and administrative	22,268	20,693		16,701	8,884	4,931
Asset impairment	—	4,697	(2)	—	—	—
Research and development	2,322	2,769		6,423	4,174	1,740

Total costs and expenses	107,628	101,524		83,434	50,254	34,721
Interest income (expense), net	(1,118)	(1,134)		(579)	712	607
Income tax expense (benefit)	5,194	(6,006)	(3)	—	—	(468)

Net income (loss) from continuing operations	10,714	11,062		(5,826)	(6,418)	(1,062)
Cumulative effect of change in accounting principle					(3,082) (4)
Loss from operations of a discontinued division	—	—		—	—	(226) (5)

Net income (loss)	$10,714	$11,062		$(5,826)	$(9,500)	$(1,288)

Net earnings (loss) per share from continuing operations before extraordinary item and cumulative effect of change in accounting principle:
Basic(1)	$0.68	$0.72		$(0.43)	$(0.57)	$(0.10)

Diluted(1)	$0.63	$0.67		$(0.43)	$(0.57)	$(0.10)

Shares used in computing net earnings (loss) per share:
Basic(1)	15,764	15,264		13.456	11,258	10,989

Diluted(1)	16,924	16,551		13,456	11,258	10,989

	December 31,
	2003	2002	2001	2000	1999
	(Amounts in Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$37,981	$12,895	$15,716	$5,036	$21,512
Current assets	72,214	43,391	44,161	22,530	24,821
Current liabilities	38,259	25,369	31,816	8,391	6,807
Working capital	33,955	18,022	12,345	14,139	18,014
Goodwill and other intangibles, net	30,103	19,650	22,148	—	—
Total assets	145,267	117,380	95,435	44,669	41,780
Short term notes payable	4,250	3,312	4,393	—	—
Capital lease obligations	4,423	5,820	7,441	1,511	2,038
Total debt	25,184	18,965	13,834	3,618	4,009
Accumulated deficit	(4,518)	(15,232)	(26,294)	(20,468)	(10,968)
Total stockholders' equity	84,442	65,719	49,030	24,697	32,935

Pro Forma Effect Of Change In Accounting Principle:	December 31, 1999
(Amounts in Thousands, Except Per Share Data)
Pro forma net loss from continuing operations before extraordinary item and change in accounting principle	$(1,139)

Pro forma net loss applicable to common stock	$(1,365)

Pro forma net loss per share from continuing operations before extraordinary item and change in accounting principle:
Basic	$(0.10)

Diluted	$(0.10)

Pro forma net loss per share:
Basic	$(0.12)

Diluted	$(0.12)

Shares used in computing pro forma net loss per share:
Basic	10,989

Diluted	10,989

(1)
See Note 2 of Notes to Consolidated Financial Statements for an explanation of the determination of the shares used in computing net earnings (loss) per share.

(2)
Write-off of inventory included in our acquisition of LPSS from Lucent in May 2001 (see Notes 2 and 3 of Notes to Consolidated Financial Statements for further information).

(3)
Reversal of valuation allowance previously recorded for net operating loss carryforwards and for temporary differences between book and tax (see Note 11 of Notes to Consolidated Financial Statements for further information).

(4)
Charge related to the implementation of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

(5)
Net loss related to the final closeout of unassigned contracts and transition of customers to the Company that acquired the net assets of our Premise Products Division in 1997.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

        We provide 9-1-1 infrastructure, systems and services, as well as innovative solutions for telecommunications providers and public safety organizations. Our core business is the support of the nation's 9-1-1 emergency response infrastructure for wireline, wireless and VoIP networks. The data we manage enables a 9-1-1 call to be routed to the appropriate PSAP. We provide callback data and the caller's location. This critical information helps public safety organizations respond to calls for assistance. In addition, this data allows the telecommunications carriers to meet state and federal regulatory mandates. Since we launched our 9-1-1 data management services in 1994, our 9-1-1 data integrity infrastructure has provided virtually uninterrupted service to our telecommunications and public safety customers. Our customers include IXCs, ILECs, CLECs, wireless carriers and a wide variety of state, local and federal government agencies.

        Effective January 1, 2003, we realigned our internal operating units by aggregating similar offerings with organizational supervision and decision-making authorities. As a result, we have three business units: Wireline, Wireless and New Markets. Our revenue is derived from monthly data management services, ongoing software and hardware maintenance, software enhancements, sales of new products and systems and professional services. Beginning in 2003, revenue and direct costs have been classified in the consolidated statements of operations by these three business units. Prior to 2003, we classified revenue and direct costs on a total Company basis. The change has not impacted our revenue recognition policies. As a result of this change, revenue and direct costs for the years ended December 31, 2002 and 2001 have been reclassified to conform to our current year presentation. This change had no effect on our financial position, total revenue, total direct costs, net income (loss) or cash flows for any of the periods presented.

        The revenue derived from monthly data management services and ongoing maintenance of existing systems accounts for the majority of our revenue. We consider this "recurring revenue" as it is derived from long-term contracts with terms of up to 10 years. In 2003, recurring revenue comprised $109 million, or 88%, of our total revenue of $125 million. In 2002, recurring revenue accounted for $94 million, or 87%, of our $108 million in total revenue. In 2001, recurring revenue represented $65 million, or 83%, of our total revenue of $78 million. The following is a summary level discussion of key business drivers in our segments. A more detailed discussion is contained in the analysis of the results of operations and our liquidity and capital resources section.

        The following table represents total revenue amounts in thousands and percentages by business unit:

	Year Ended December 31,
	Revenue			Percentage
Business Unit
	2003	2002	2001	2003	2002	2001
Wireline	$83,836	$80,833	$66,609	67%	75%	85%
Wireless	38,976	25,835	11,093	31%	24%	14%
New Markets	1,842	1,046	485	2%	1%	1%

Total	$124,654	$107,714	$78,187	100%	100%	100%

        The following table represents total operating income (loss) amounts in thousands and percentages by business unit:

	Year Ended December 31,
	Operating Income (Loss)			Percentage
Business Unit
	2003	2002	2001	2003	2002	2001
Wireline	$19,175	$10,803	$2,740	113%	175%	(52)%
Wireless	5,234	(86)	(6,641)	31%	(1)%	126%
New Markets	(7,383)	(4,527)	(1,346)	(44)%	(74)%	26%

Total	$17,026	$6,190	$(5,247)	100%	100%	100%

        As our revenue has grown, we have achieved significant operating expense leverage, translating to increased profitability. We have made additional investments in facilities, personnel and infrastructure to support new market and product opportunities. We have also reallocated resources when necessary to support our initiatives. Our overall corporate headcount has remained at approximately 700 employees as our revenue has grown in 2001, 2002 and 2003.

Executive Summary

  Wireline

        The majority of our recurring revenue has been derived from our Wireline segment. We generally enjoy long-term contractual relationships with our customers over terms up to 10 years. Our revenue model in Wireline is built on the basis of recurring fees and the number of records we either manage or support indirectly through licensing agreements. We face limited competition in this segment. The primary competitive risk we face is the possibility that our customers may decide to no longer outsource this service to us. Although we have long-term contracts, our customers could decide to either not renew contracts or to cancel them prior to the end date and decide to bring the services in-house. Our non-recurring revenue for systems sales, software enhancements and sales of new products and services is dependent upon many factors including length of sales cycles, market acceptance and product viability. Due to these uncertainties and the continued fiscal constraints certain customers continue to operate under, the frequency and magnitude of this revenue can be difficult to predict. We also face internal execution risk to identify, build and gain market and customer acceptance for these product and service offerings. Despite this uncertainty, our visibility into the recurring nature of our revenue streams and our ability to execute on the non-recurring sales has provided the financial foundation for us to execute on our strategies. We expect contributions from the Wireline segment to continue to provide the majority of our forecasted revenue, operating income and operating cash flows for the foreseeable future.

  Wireless

        Revenue contribution in our Wireless segment has continued to grow. We have contractual relationships to provide E9-1-1 services for 12 of the top 15 wireless carriers in the United States, representing what we estimate to be approximately 60% of all addressable wireless numbers in the United States. We are executing strategies to deploy our services to the remaining contracted addressable market in a prudent fiscal and operational manner. We believe our ability to successfully deploy our services to the remaining addressable market under contract will provide additional recurring revenue into the future, absent customer cancellations of our contracts, loss of market share to our competitors or material price erosion with existing customers. Competition in the Wireless segment for our services is much more prevalent than in our Wireline segment. We recognize one primary competitor, Telecommunications Systems Inc. The competitive pressures we face create pricing and execution risk to our existing business. However, we believe we are well positioned to compete with Telecommunications Systems not only to retain our existing customer base but to acquire additional market share. Contracts in our Wireless segment are typically three years in length. Given the uncertainty that exists in the Wireless segment as a result of potential mergers and consolidations, it is difficult to predict the long-term viability of our core products and services.

        In 2001, 2002 and 2003, Wireline and Wireless represented at least 98% of our existing revenue base and four customers accounted for 55% of our revenue. It is our goal to expand our product and customer portfolio beyond our traditional offerings in the Wireline and Wireless segments. As our customers look to us to provide FCC mandated Phase I and Phase II E9-1-1 services in their networks, we are also expanding our product offerings to build on previously deployed technologies. Revenue contributions have increased from the sales of these other service offerings, including sales of Enhanced Emergency Services, or EES, Position Determining Entity, or PDE, and Automated Crash Notification, or ACN, software, integration and implementation services and project management.

        On February 20, 2004, we completed our acquisition of bmd wireless to expand our product offerings outside of the United States. bmd wireless provides core network messaging solutions, enabling cross network mobile and application messaging traffic for a wide range of mobile operators and service providers. bmd wireless will focus primarily on designing, building and delivering messaging platforms, tools and solutions for wireless service providers. bmd's product offerings include the following:

  •
  Wireless Application Messaging Server, which enables global SMS access to applications and services;

  •
  Personal Call Collector, which captures attempted or missed calls when a mobile user is out of coverage, not reachable or when no voice mail is left; and

  •
  SMS Spam Filtering, which offers functionality to block unsolicited SMS messages from on-net or off-net sources. We believe that our historical ability to deliver profitable products and service offerings can be leveraged to new markets and new products outside of traditional services and markets in which we continue to compete successfully.

  New Markets

        In our New Markets segment, we are pursuing revenue and customer diversification efforts outside of new product and service initiatives in the Wireline and Wireless segments. The current New Market revenue streams are derived from IntelliCastSM and commercial database services. Market dynamics in our New Markets segment present unique challenges and competitive pressures beyond those we have traditionally faced. We believe the viability for our products exists, as evidenced by our existing customer base and recent customer wins. However, the lengthened sales cycles and customer buying patterns, especially with the IntelliCastSM offering have been longer than we expected.

  IntelliCastSM

        We are pursuing IntelliCastSM sales at the federal, state and local government level. Our success to date in IntelliCastSM has been primarily at the city and county government level. As of December 31, 2003, we had 11.2 million billable telephone numbers in our database. In 2003, we won contracts with Chicago, New Orleans, Phoenix and several other municipalities. These recent wins in large markets added to our existing contracts with Denver and Houston. We need to increase the number of telephone numbers under contract to achieve profitability in this market. If this occurs, we expect to continue to leverage our existing operating expenses. We currently have channel sales agreements with two major ILECs to jointly promote our products. We intend to increase our sales efforts at the federal government level and we are pursuing opportunities with agencies such as Federal Emergency Management Agency, National Oceanic and Atmospheric Administration and the Department of Homeland Security. We have also partnered with the National Center for Missing and Exploited Children to promote our product offerings and to gain access to decision makers at the federal, state and local government levels. Current revenues are generated from ongoing data management services and event launches, such as the delivery of voice and TDD telephonic warnings and customer buying patterns about potential disasters and public safety issues to geographically targeted populations. Our products and services are assisting law enforcement and public safety officials to protect lives, prevent injuries, recover abducted children, capture suspected criminals and help mitigate property damages. The successes with the product have provided momentum to our sales efforts. However, sales cycles in IntelliCastSM are much longer than our traditional cycles and have proven to be more difficult to predict. This is based in large part to customer buying patterns and available funding. We believe recent legislation such as the Burns-Clinton bill will provide a potential impetus to matching and direct governmental funding that could reduce the sales cycles among our target customers.

  Commercial Database

        We believe there are opportunities for us to leverage our long-term customer relationships with our existing customers to gain entry and traction in the commercial database markets. Our commercial database product offering is primarily transactional in nature. We believe market acceptance and product viability exists, as evidenced by our contractual wins in 2003 with AT&T and VarTec. We have successfully signed input provider agreements allowing us to populate the database with approximately 55% of available CLEC data. We are pursuing opportunities with other data input providers, which could increase this percentage to approximately 85% of CLEC data. We believe this to be a critical milestone to enhance our product viability and to ensure transactional data revenue going forward. As long distance providers continue to struggle with revenue assurance and revenue leakage, we believe there will be a market for our product.

        We continue to remain patient in our pursuit of both the IntelliCastSM and commercial database market opportunities. We continue to invest in product enhancements in both markets. However, if sales conditions do not improve, we will adjust our spending patterns accordingly to mitigate the impact of such conditions on our overall profitability.

Critical Accounting Policies, Estimates and Assumptions

        Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. While preparing these financial statements, we made estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventory, intangible assets, capitalized software costs, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

        Amortization periods on remaining deferred revenue and cost balances:    As of December 31, 2003, we had approximately $22.1 million in deferred revenue and $7.1 million in deferred costs. Of these amounts, $15.7 million of the deferred revenue balance and $4.2 million of the deferred cost balance was classified as short-term. The majority of these balances relate to services previously provided to wireless customers and require deferral under Staff Accounting Bulletin 104, "Revenue Recognition," or "SAB 104," since we have remaining service obligations. It has been our policy to amortize these balances over the remaining future service periods, which has historically been the remaining contractual life. In most cases, we engage in renewal strategies well before the end of the contract. However, we cannot estimate with any certainty which contracts will be extended and for how long. This is especially relevant in the wireless segment, based on uncertainty that exists within the industry due to potential consolidation of carriers and the financial decisions our customers have made in the past or may make in the future related to utilizing our service offerings. Therefore, we have not extended the amortization periods for the remaining balances beyond the existing contractual life. As there can be no assurances that the contracts will be extended, or, if extended, for what period of time, we continue to believe that the best estimate of the customer relationship period is the existing contractual life.

        Use of estimates and judgment related to recognizing revenue for percentage of completion and multiple element arrangements:    The majority of our revenue is derived from long-term contracts with our customers and is recognized ratably over the term of the contract as products and services are provided. In certain situations, we also recognize revenue on a percentage-of-completion basis, as prescribed by Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," or "SOP 81-1." In these situations, we develop and utilize estimates to ratably recognize costs and revenue as work is completed relative to the total estimated time and costs to complete projects. Delays in completing projects and/or significant changes to original cost estimates could adversely impact future periods in that additional costs or amortization periods for both revenue and expenses may be necessary. We also deliver products and services that are part of multiple element arrangements. Utilizing the criteria from SAB 104 and Statement of Position 97-2, "Software Revenue Recognition," or "SOP 97-2," we also rely upon the guidance in Emerging Issues Task Force 00-21, "Revenue Arrangements with Multiple Deliverables," which requires us to evaluate vendor specific objective evidence for contracts under SOP 97-2 and vendor objective evidence for contracts under SAB 104 to determine the fair value of elements delivered in situations where multiple element arrangements exist.

Software Capitalization

        As of December 31, 2003, we had $12.9 million in net capitalized software assets.

        Capitalization of software under SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," requires judgment in determining:

  •
  When and if a project is in the application development stage;

  •
  When the software is available for general release and its intended use;

  •
  The expected benefits to be derived from the software product;

  •
  The useful life of the software product; and

  •
  The future recoverability of the capitalized amounts.

        Capitalization of software under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires judgment in determining:

  •
  When and if a project has reached technological feasibility;

  •
  When the software is available for general release;

  •
  The expected benefits to be derived from the software product;

  •
  The useful life of the software product; and

  •
  The future recoverability of the capitalized amounts.

        In assessing the recoverability of our existing capitalized software assets, we rely on estimates and judgments to determine the net realizable value of each product. When evaluating the net realizable value of a given product, we prepare a forward-looking business case that includes an assessment of future expected benefits to be derived from the asset. The expected benefits are compared to the direct costs associated with the delivery and ongoing support of the product to arrive at a contribution margin, defined as expected benefits less direct costs. This contribution margin is compared to the current carrying value of the asset at the reporting date. If the contribution margin exceeds the current asset carrying value plus any additional investments, such as hardware or additional development required to enhance or maintain the product, no impairment is recorded. If the contribution margin is less than the carrying value, the asset carrying value is impaired to equal the expected contribution margin. Our ability to estimate future expected benefits to be derived from the asset, with a measured degree of probability is the most significant factor in our impairment analysis. If our ability to estimate the expected benefits changes significantly in any given period, we could record impairment charges for certain assets.

        Each quarter, we also assess the expected benefit period of the assets and amortize the related assets over the expected benefit period. If our estimate of benefit period is impacted, we could adjust our estimated amortization periods accordingly, having either a positive or negative impact on earnings in the period the estimate is changed.

Goodwill and Long-Lived Assets

        We assess the impairment of identifiable intangibles or long-lived assets, including property and equipment and goodwill, annually or more frequently if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  •
  Significant under-performance relative to historical or projected future operating results;

  •
  Significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

  •
  Significant negative industry or economic trends;

  •
  Significant decline in our stock price for a sustained period; and/or

  •
  Our market capitalization relative to net book value.

        When we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on estimated discounted cash flows expected to result from the use of the asset and its eventual disposition and compare the result to the asset's carrying amount. Any impairment loss recognized represents the excess of the asset's carrying value over its estimated fair value. There were no impairment losses in 2001, 2002 or 2003. In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets," or "SFAS 142," became effective and, as a result, we no longer amortize approximately $24.5 million in net goodwill. Our annual impairment reviews for 2002 and 2003 supported the carrying value of goodwill at December 31, 2002 and 2003, respectively.

Allowances

        We maintain allowances and reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and for credit memos which may be granted to customers in future periods that relate to revenue recognized in current periods. If the financial condition of our customers were to deteriorate, or concessions or discounts are granted in future periods which exceed our estimates, additional allowances and reserves may be required. The allowance for doubtful accounts as of December 31, 2003 was $357,000, down from $589,000 at December 31, 2002 and the reserve for credit memos was $125,000, down from $191,000 at December 31, 2002. The decreases are primarily attributable to improved collection activity. Deterioration in the financial condition of our current customers may cause our allowance for doubtful accounts to increase and our future operating results to be adversely affected. In the normal course of our business, we may be involved in billing disputes with certain customers. The resolution of these disputes may result in the granting of credit memos to the customer. We believe that we are adequately reserved for potential bad debts and credit memos at December 31, 2003.

Deferred Tax Assets

        We believe that, based on all available evidence, it continues to be more likely than not that net deferred tax assets of $10.0 million at December 31, 2003 will be realized. The majority of the deferred income taxes relate to available net operating loss, or NOL, and research and development credit carryforwards. There is no assurance that we will generate the expected taxable income projected in making this determination or that all of our NOL carryforwards will be utilized in the manner we expect. As additional evidence becomes available, we will continue to evaluate our estimates and judgments related to the recoverability of deferred tax assets as required by SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). We currently do not have a reserve against our net deferred tax asset. If expected taxable income is not generated in future years, it may be necessary to reverse some or all of the tax benefit recorded, adversely impacting tax expense and net income in the future.

Recent Accounting Pronouncements

        In December 2003, the SEC issued SAB 104 as an update to SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and to rescind the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (FAQ) issued with SAB 101.

Selected portions of the FAQ have been incorporated into SAB 104. The application of SAB 104 did not have a material effect on our consolidated financial statements.

        In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," or "SFAS 150," to address the classification of certain financial instruments embodying obligations that could be settled by the issuance of an entity's own shares. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on our consolidated financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," or "FIN 46." FIN 46 addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. The adoption of FIN 46 has not had, nor do we believe it will have, a material impact on our current or prospective consolidated financial statements.

        In November 2002, FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statement Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34," or "FIN 45." FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The interpretation also requires additional disclosures to be made by a guarantor in interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on our consolidated financial statements.

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," or "Issue 00-21." Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 has not had a material effect on our consolidated financial position, results of operations or cash flows.

Results of Operations

  Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

  Total Company

        The following table sets forth, for the periods indicated, our consolidated statements of operations reflected as a percentage of total revenue:

	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs	53.0%	52.4%	60.3%
Sales and marketing	13.6%	15.6%	16.8%
General and administrative	17.9%	19.2%	21.4%
Asset impairment	—	4.4%	—
Research and development	1.9%	2.6%	8.2%

Total costs and expenses	86.4%	94.2%	106.7%

Income (loss) from operations	13.6%	5.8%	(6.7)%
Interest income (expense), net	(0.9)%	(1.1)%	(0.7)%

Income (loss) before income taxes	12.7%	4.7%	(7.4)%
Income tax expense (benefit)	4.2%	(5.6)%	—

Net income (loss)	8.5%	10.3%	(7.4)%

  Revenues

        Total revenues increased $16.9 million to $124.7 million in 2003. The increase is attributable to increased sequential revenue performance in each of the three business units.

        Wireline revenues increased $3.0 million to $83.8 million in 2003:

  •
  Recurring data management services revenues increased $300,000;

  •
  Maintenance for software enhancements increased $3.0 million related to additional maintenance on software enhancements;

  •
  Sales of new software enhancements and systems decreased $800,000 due to timing differences between year-end 2002 and 2003 as it relates to delivery of software enhancements; and

  •
  Professional services revenues increased $500,000 primarily due to VoIP services.

        Wireless revenues increased $13.1 million to $39.0 million in 2003:

  •
  Recurring data management services revenues increased $11.5 million due to increased deployments; and

  •
  Professional services and software enhancement revenues increased $1.7 million primarily due to additional services and enhancements related to our PDE and EES offerings.

        New Markets revenues increased by $800,000 to $1.8 million in 2003:

  •
  IntelliCastSM revenues increased $625,000 to $1.4 million due to deployments in Chicago, Phoenix, New Orleans and other municipalities; and

  •
  Commercial Database revenues increased $175,000 to $400,000 due to new contracts with AT&T and VarTec.

  Costs

        Total costs increased $6.1 million to $107.6 million in 2003. The significant areas where costs increased from 2002 include:

  •
  Salaries and fringe expense (consisting of payroll taxes, accrued vacation, costs to provide medical coverage, 401(k) employer match, etc.) increased $3.3 million due to annual merit increases, increased health insurance costs, the hiring of additional staff to replace consultants and modifications of certain commission plans from variable to fixed.

  •
  Amortization of capitalized software assets increased $2.7 million primarily due to the amortization expense for larger capitalized software projects such as NRLLDB, IntelliCastSM 911 IM and MPC.

  •
  A $3.9 million decrease in the amount of expenditures capitalized for software development, primarily due to several larger projects that were completed in 2002, such as NRLLDB, IntelliCast and MPC.

  •
  Depreciation expenses increased by $2.8 million primarily due to the depreciation of leasehold improvements for our new corporate facility and depreciation on new fixed assets purchased for infrastructure projects to support new products and services.

  •
  Maintenance and direct costs for cost of goods sold increased by $1.0 million due to increased sales to Palladium Innovations customers and incremental costs associated with additional software licenses.

  •
  Telecommunications expenses increased by $900,000 due to additional circuit costs associated with new products and services and the increase in the deployed subscriber base in wireless.

  •
  External legal fees increased by $700,000 primarily due to costs related to the State of Texas contract dispute and other legal matters.

  •
  Employee training, recruiting and relocation expenses increased by $500,000 due to additional management and employee training programs and the recruitment of additional personnel to support growth initiatives.

        The significant areas where costs decreased from 2002 include:

  •
  Inventory impairment expenses decreased by $4.7 million in 2003.

  •
  Consulting expenses decreased by $1.5 million primarily due to the replacement of contractors with full-time employees and to the decreased need for services related to capitalized software projects. This partially offsets the $3.3 million increase noted above in salary and fringe expenses.

  •
  Commission expenses decreased by $1.0 million primarily due to modification of certain commission plans from variable to fixed. This also partially offsets the increase in salary and fringe expenses noted above.

  •
  Bad debt expenses decreased by $700,000 due to fewer CLEC bankruptcies, most notably MCI (formerly WorldCom, Inc.), translating to lower bad debt allowance reserves.

  •
  Vacation expenses decreased by $750,000 due to lower accrual of vacation balances in 2003 compared to 2002.

  •
  Bonus expenses decreased by $500,000 primarily due to lower management bonuses and retention bonuses which were paid to LPSS employees in 2002.

  •
  Travel expenses decreased by $400,000 due to the hiring of additional satellite sales personnel, which decreased overnight travel and cost savings from vendors.

  Income Before Income Taxes

        Income before income taxes increased $10.8 million to $15.9 million in 2003:

  •
  Wireline income before taxes increased $8.4 million

  •
  Wireless income before taxes increased $5.3 million

  •
  New Markets loss before taxes increased $2.9 million.

  Income Tax Expense (Benefit)

        There was income tax expense of $5.2 million in 2003 versus a tax benefit of $6.0 million in 2002. The tax benefit in 2002 was due to the reversal of the valuation allowance associated with deferred tax assets.

        In December 2003, we also recorded a $445,000 benefit to income tax expense. Based on our actual pre-tax income for the year ended December 31, 2003, our full-year effective tax rate was 32.7%, requiring us to reverse tax expense that was previously recorded in the first nine months of 2003 utilizing the higher estimated tax rate of 35.5%. In 2004, we estimate that our effective tax rate will be approximately 37.0%.

  Balance Sheet Items

        Current assets increased $28.8 million to $72.2 million at December 31, 2003. This increase is primarily a result of the following factors:

  •
  Cash and cash equivalents increased $25.1 million to $38.0 million in 2003. The increase is attributable to net cash provided by operating activities of $36.8 million, offset by net cash used in investing activities of $8.7 million and net cash used in financing activities of $3.1 million.

  •
  Deferred contract costs—short term increased $1.0 million to $4.2 million in 2003, primarily due to a proportional increase in the amount of deferred revenue that was considered short-term.

  •
  Deferred income taxes—short-term increased $7.0 million to $11.1 million in 2003. We estimate that all of the remaining deferred tax assets will be utilized to offset taxable income in 2004.

        The increase was partially offset by a $3.8 million decrease in accounts receivable and unbilled revenue, from $21.1 million in 2002 to $17.2 million in 2003. This decrease is attributable to improvements in collections and days sales outstanding, which decreased from 66 days at December 31, 2002 to 48 days at December 31, 2003, and a $4.6 million reduction in unbilled revenue due to an administrative billing error at year-end 2002 which caused a large amount of billings to be distributed in January 2003 as opposed to December 2002.

        The non-current assets decreased by $936,000 primarily due to the following:

  •
  Goodwill increased $12.8 million to $24.5 million in 2003, due to a $12.8 million increase in the consideration owed to Lucent for the LPSS acquisition.

  •
  Software development costs increased $1.2 million to $12.9 million in 2003. This increase is primarily due to investments in several significant projects that reached technological feasibility during 2003, offset by current year amortization expense.

  •
  Deferred income taxes—long-term of $8.9 million at December 31, 2002 was reclassified to short-term at December 31, 2003 due to the estimate that it would be realized in the near-term.

  •
  Property, plant and equipment, net decreased by $4.1 million due primarily to current year depreciation expense.

  •
  Other intangibles, net decreased by $2.3 million due to current year amortization expense.

        Current liabilities increased $12.9 million to $38.3 million in 2003 primarily as a result of the following factors:

  •
  Accounts payable and accrued liabilities increased $2.3 million to $10.9 million in 2003, as a result of increased purchasing activity during 2003 and timing differences in the payment of obligations accrued at year-end.

  •
  Notes payable—current increased $3.3 million to $4.3 million in 2003. The increase reflects the amount due in the next year on a new secured term loan entered into with GE Capital in May 2003 offset by partial repayment of our line of credit.

  •
  Mandatorily redeemable preferred stock payable of $4.4 million was recorded for the additional consideration owed to complete the LPSS acquisition during the first and second quarters of 2003.

  •
  Deferred contract revenue—short term increased $5.5 million to $15.7 million in 2003, primarily due to the reclassification of deferred revenue from long-term liabilities due to the estimated realization of these revenues in the next year and realization of current year revenue earned.

This increase was partially offset by a reduction in the vacation accrual due to usage in 2003 and the payment of $2.4 million to Lucent in 2003 as the final payment for inventory acquired in the LPSS acquisition.

        Long-term liabilities decreased $3.7 million to $22.6 million in 2003. This decrease is primarily a result of the following factors:

  •
  Line of credit decreased $6.0 million to $2.0 million in 2003. The Company used its positive cash flow and a portion of the proceeds from a new secured term loan with GE Capital in May 2003 to pay down the line of credit to the minimum required borrowing level.

  •
  Deferred contract revenue—long-term decreased $6.0 million to $6.4 million in 2003, primarily due to its reclassification to a current liability, partially offset by deferral of revenues for new contracts in 2003.

The decrease was partially offset by a $4.2 million increase in notes payable-long term as the result of a new secured term loan entered into with GE Capital in May 2003.

Results of Operations by Business Unit

  Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        The following table sets forth, for the periods indicated, our consolidated statements of operations by business segment reflected as a percentage of total revenue:

	For the Year Ended December 31,
	Wireline			Wireless			New Markets
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Direct costs	47.6%	48.2%	51.5%	55.4%	57.1%	104.8%	252.0%	262.7%	254.6%
Indirect business unit costs	10.3%	12.6%	11.8%	12.0%	17.9%	22.6%	231.9%	245.1%	90.5%
Corporate overhead	19.3%	25.9%	32.5%	19.2%	25.3%	32.5%	17.0%	25.0%	32.4%

Total costs and expenses	77.1%	86.6%	95.9%	86.6%	100.3%	159.9%	500.8%	532.8%	377.5%
Income (loss) from operations	22.9%	13.4%	4.1%	13.4%	(0.3)%	(59.9)%	(400.8)%	(432.8)%	(277.5)%
Net interest expense	(0.9)%	(1.1)%	(0.7)%	(0.9)%	(1.1)%	(0.7)%	(0.8)%	(1.0)%	(0.8)%

Income (loss) before income taxes	22.0%	12.3%	3.4%	12.5%	(1.4)%	(60.6)%	(401.6)%	(433.8)%	(278.4)%
Income tax expense (benefit)	4.4%	(5.3)%	—	3.9%	(6.3)%	—	—	(5.8)%	—

Net income (loss)	17.6%	17.7%	3.4%	8.7%	4.9%	(60.6)%	(401.6)%	(428.0)%	(278.4)%

  Wireline Business Unit

        Revenue increased by $3.0 million to $83.8 million in 2003 primarily due to:

  •
  Recurring data management services revenue increased $300,000;

  •
  Maintenance for software enhancements increased $3.0 million related to additional maintenance on software enhancements;

  •
  Sales of new software enhancements and systems decreased $800,000 due to timing differences between year-end 2002 and 2003 as it relates to delivery of software enhancements; and

  •
  Professional services revenues increased $500,000 primarily due to VoIP services and other projects in CLEC.

        Direct costs were leveraged in relation to new revenues of $3.0 million, increasing by only $900,000. We were able to leverage direct costs due to expense savings as a result of consolidation of administrative and management functions and an increase in productivity in key operating units. The savings realized were partially offset by increased costs to support the additional maintenance revenue stream.

        Indirect expenses, which include sales and marketing, general and administrative, research and development and allocated corporate overhead expenses, decreased $6.3 million to $24.8 million in 2003. This decrease is due to savings realized as a result of a reorganization of general and administrative support personnel which occurred in the fourth quarter of 2002. We also realized savings in salary and consulting expenses as a result of a reorganization in our sales and product management teams. In 2002, we also had higher bad debt expenses due to the accrual for potential bad debt write-offs for certain CLEC customers, most notably MCI (formerly known as WorldCom, Inc.) which did not occur at the same level in 2003.

  Wireless Business Unit

        Revenue increased by $13.1 million to $39.0 million in 2003 due to an increase in cell site deployments and sales of enhancements for new and existing products, such as EES and PDE.

        Direct costs increased by $6.8 million to $21.6 million in 2003. Costs increased due to the hiring of additional operations staff to support cell site implementations and increased systems maintenance and circuit costs to accommodate growth. Direct costs decreased slightly as a percentage of revenue, from 57% to 55%, primarily due to economies of scale associated with the increase in cell sites under management and the resulting increased revenue base.

        Indirect expenses, which include sales and marketing, general and administrative, research and development and allocated corporate overhead expenses, increased by $1.0 million to $12.2 million in 2003. The increase in expense is due to the addition of product management, sales personnel and finance personnel needed to accommodate growth. The decrease as a percentage of revenue, from 43% to 31%, is primarily due to economies of scale associated with the revenue increase.

  New Markets Business Unit

        Revenue increased $800,000 to $1.8 million, primarily due to increases in records under IntelliCastSM management and an increase in sales by the Commercial Database Group.

        Direct costs increased by $1.9 million to $4.6 million in 2003. The $1.9 million increase due to data acquisition costs, increases in operational personnel expenses and amortization of the software development costs to build the IntelliCastSM and IntelliBaseSM NRLLDB product offerings.

        Indirect business unit expenses, which include sales and marketing, general and administrative, research and development and allocated corporate overhead expenses, increased by $1.8 million to $4.6 million in 2003. The increase in indirect business unit costs is due to the addition of sales and support personnel, as well as increased marketing and advertising costs for IntelliCastSM and IntelliBaseSM NRLLDB product offerings.

  Corporate Overhead

        Corporate overhead, consisting of expenses incurred by various corporate support units, decreased by $3.7 million. This decrease was primarily due to a $4.7 million asset impairment charge in 2002 that did not occur in 2003, offset by increases in general and administrative costs due to the increased payroll, benefit, insurance and legal costs as outlined earlier.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

  Total Company

  Revenues

        Total revenues increased $29.5 million from $78.2 million in 2001 to $107.7 million in 2002. The increase is attributable to increased sequential revenue performance in each of the three business units.

  •
  Wireline revenues increased by $14.2 million, from $66.6 million in 2001 to $80.8 million in 2002. Approximately $8.7 million of this increase is attributable to the May 2001 LPSS acquisition. We generated seven months of LPSS-related revenue in 2001, as compared to 12 months in 2002. The balance is attributable to sales of new product offerings, additional software licensing and the sale of network enhancements to existing customers to our ILEC customers. We also grew our revenue from CLEC customers by $1.7 million primarily due to an increase in number of subscribers.

  •
  Wireless revenues increased by $14.7 million, from $11.1 million in 2001 to $25.8 million in 2002, primarily due to increases in cell site deployments and sales of enhancements for new and existing products.

  •
  New Markets revenues increased $561,000 due to sales of the new IntelliBaseSM NRLLDB services as well as growth in our new IntelliCastSM product.

  Costs

        Total costs increased $18.1 million from $83.4 million in 2001 to $101.5 million in 2002, representing 107% and 94% of total revenue, respectively. The significant areas where costs increased from 2001 are:

  •
  $5.1 million of expenses related to the full-year impact of integrating the LPSS operation, of which $5.7 million represented direct operating costs, such as salaries, retention bonuses and maintenance expenses for subcontracted services provided by third-party vendors, offset by a $600,000 reduction in goodwill amortization due to implementation of SFAS 142 in 2002.

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

  •
  A $4.0 million increase in general and administrative costs related to additional infrastructure and support personnel costs, including increased rent and depreciation expenses related to our expanded headquarters facility in Longmont, Colorado.

        The significant area where costs decreased from 2001:

  •
  A $3.6 million reduction in research and development costs, which is attributable to the number of projects that reached technological feasibility during 2002 and thus subsequent development costs were recorded as capitalized software.

  Income (Loss) Before Income Taxes

        Income before taxes increased $10.9 million, from a loss of $5.8 million in 2001 to income of $5.1 million in 2002:

  •
  Wireline income before taxes increased $7.7 million

  •
  Wireless loss before taxes decreased $6.4 million

  •
  New Markets loss before taxes increased $3.2 million.

  Income Tax Benefit

        The tax benefit in 2002 was due to the reversal of the valuation allowance associated with deferred tax assets.

Results of Operations by Business Unit

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

  Wireline Business Unit

        Revenue increased from $66.6 million in 2001 to $80.8 million in 2002. Approximately $8.7 million of this increase is attributable to the May 2001 LPSS acquisition. We generated seven months of LPSS-related revenue in 2001; as compared to 12 months in 2002. The balance of the increase is attributable to the sale of new product offerings, additional software licensing and network enhancements to existing ILEC customers, along with an increase in the number of CLEC subscribers served from 9.1 million in 2001 to 9.8 million in 2002 and the acceleration of previously deferred revenue, relating to setup and NRE fees for certain CLEC customers that filed Chapter 11 and ceased operations in 2002.

        Direct costs increased to $39.0 million in 2002. Costs increased by $4.6 million due to the addition of staff in conjunction with the LPSS acquisition, increased maintenance expenses related to LPSS's database division, along with the addition of support personnel to accommodate sales growth from existing customers.

        Indirect expenses, which include sales and marketing, general and administrative, research and development and allocated corporate overhead expenses, increased $1.6 million to $31.1 million in 2002. Approximately $900,000 of the increase was due to the addition of new employees in conjunction with the LPSS acquisition, increased headcount and managerial costs, as well as increased bad debt expense associated with bankruptcy filings for certain customers, most notably MCI (formerly known as WorldCom, Inc.).

  Wireless Business Unit

        Revenue increased $14.7 million to $25.8 million in 2002 due to an increase in cell site deployments and sales of enhancements for new and existing products.

        Direct costs increased $3.2 million to $14.8 million in 2002. Costs increased due to the hiring of additional operations staff to support cell site implementations and increased systems maintenance and circuit costs to accommodate growth. Direct costs decreased as a percentage of revenue due to economies of scale associated with the increase in cell sites under management and the resulting increased revenue base.

        Indirect business unit expenses, which include sales and marketing, general and administrative, research and development and allocated corporate overhead expenses, increased $5.1 million to $11.2 million in 2002. The increase is due to the addition of product management, sales personnel and finance personnel needed to accommodate growth.

  New Markets Business Unit

        Revenue increased $515,000 to $1.0 million in 2002, primarily due to increases in records under IntelliCastSM management and the sale of IntelliBaseSM NRLLDB services, our new offering in the commercial data management industry.

        Direct costs increased $1.5 million to $2.7 million in 2002. Costs increased $1.5 million due to data acquisition costs and increases in operational personnel and expenses in preparation for the activity related to our new IntelliBaseSM NRLLDB services in 2003 and amortization of the software development costs to build the IntelliCastSM and IntelliBaseSM NRLLDB product offerings.

        Indirect business unit expenses, which include sales and marketing, general and administrative, research and development and allocated corporate overhead expenses, increased $2.2 million to

$2.8 million in 2002. The increase in indirect business unit costs is due to the addition of sales and support personnel, as well as increased marketing and advertising costs for new IntelliCastSM and IntelliBaseSM NRLLDB product launches.

  Corporate Overhead

        Total corporate overhead increased from $25.4 million in 2001 to $27.7 million in 2002. This increase was primarily due to a $4.7 million asset impairment charge, offset by a $3.6 million reduction in research and development cost due to the capitalization of several significant projects that reached technological feasibility. Increases were also noted in general and administrative costs due to the increased rent and depreciation expense associated with the expanded headquarters facility in Longmont, Colorado as well as increased insurance administrative and support costs.

Liquidity and Capital Resources

  Cash Requirements

        The following information summarizes, as of the last fiscal year end and balance sheet date, our known significant contractual obligations, which are comprised of our operating lease obligations, capital lease obligations, term loans, line of credit and mandatorily redeemable preferred stock payable (in thousands):

	December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
Operating leases	$3,935	$3,740	$3,730	$3,879	$3,185	$10,294	$28,763
Capital leases, gross	3,155	1,067	500	—	—	—	4,722
Term loans	4,250	4,333	1,584	—	—	—	10,167
Line of credit	—	—	2,000	—	—	—	2,000
Mandatorily redeemable preferred stock payable, gross	4,551	4,551	—	—	—	—	9,102

Total commitments	$15,891	$13,691	$7,814	$3,879	$3,185	$10,294	$54,754

        In addition to our contractual obligations, we estimate that we will require cash to:

  •
  Complete the acquisition of bmd wireless in February 2004 at a cash cost of approximately $4.5 million;

  •
  Continue to fund ongoing operations, including the addition of sales and product development personnel;

  •
  Complete existing product strategies, including our IntelliCastSM, commercial database and other major wireline and wireless product initiatives;

  •
  Complete market penetration strategies;

  •
  Invest in new product development;

  •
  Complete leasehold improvements to our existing facilities;

  •
  Invest in additional hardware and software to maintain and enhance our existing networks and software applications to achieve efficiencies;

  •
  Increase research and development efforts to design and implement NextGen platforms to support future technological requirements (our NextGen Emergency Services Network (ESN) initiative is focused on designing and delivering the next generation of emergency communications services and is a key element of our strategy to enhance our existing 9-1-1 services business);

  •
  Begin paying federal and state income taxes once available tax assets and credits are fully utilized; and

  •
  Comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.

        In 2004, we estimate that we will spend approximately $8.0 million related to capitalized software projects and $6.0 to $7.0 million for capital expenditures to support the above initiatives. We will also require $4.5 million in June 2004 to make the second of three payments related to our earn-out obligation to NVP II. We also anticipate that we will begin payment of federal income taxes in the second half of 2004. This will be incremental to prior periods, as we have previously utilized available tax credits and assets to mitigate payment of income taxes on previously generated taxable income. We expect to fund our capital obligations and ongoing operational activities and income taxes from cash provided by operations and existing cash balances at December 31, 2003 of $38.0 million.

        We cannot predict with certainty the cash requirements for our proposed strategies and ongoing operational requirements, as technological requirements for new product strategies, contemplated market conditions, competitive pressure and customer requirements change rapidly. If we are unable to generate the cash from operations at a level we currently estimate, our efforts to complete existing products, complete the acquisition of bmd wireless, enhance our platforms and enter new markets could be adversely impacted.

        We estimate that we will enter into additional capital leases in 2004 to finance major hardware and software purchases at a level commensurate with past years. We may also require cash to complete acquisitions in addition to our acquisition of bmd wireless. At present, we have no binding commitments with any third parties to obtain any material amount of equity or debt financing other than the equity and debt financing arrangements described in this report. However, if business opportunities arise in the future, we may enter into discussions regarding potential equity and debt financing arrangements to satisfy actual or anticipated capital needs.

        In 2003, we expanded our revolving line of credit with GE Capital from $15.0 to $20.0 million. We also entered into a second term loan for $10.0 million to refinance the then outstanding principal balance on our revolving line of credit and fund continued operations. These financings were done to provide additional flexibility and capacity to meet our short and long-term needs and to lower our interest rate. The expansion of our revolving credit facility and the $10.0 million term loan also lowered the interest rate on outstanding principal from a fixed rate of prime plus 2.0%, which was 6.00% at December 31, 2003, to a floating LIBOR-based rate, which was 4.91% at December 31, 2003, and extended the due date on outstanding principal on the revolver from July 2004 to December 2006.

  Sources and Uses of Cash

  Operating Activities

        The following summarizes our cash provided by operating activities:

  •
  2003—$36.8 million

  •
  2002—$18.0 million

  •
  2001—$6.8 million

        Our ability to generate increased cash from operations is primarily a function of our ability to continue to generate net income, improve our collection efforts on outstanding accounts receivable and execute sound cash management related to accounts payable.

        Our ability to continue to generate net income is primarily a function of increased revenue without a corresponding increase in our expenses. From 2002 to 2003, our revenue increased from $107.7 million to $124.7 million, a 16% increase. For the same period, our total operating expenses increased 6%, from $101.5 million in 2002 to $107.6 million in 2003. From 2001 to 2002, our revenue increased from $78.2 million to $107.7 million, a 38% increase. For the same period, our total operating expenses increased 22%, from $83.4 million in 2001 to $101.5 million in 2002, a 22% increase. Included in the 2002 net income is a tax benefit of $6.0 million primarily related to the reversal of a previously established valuation allowance for our deferred tax asset.

        Our days sales outstanding, or DSO, defined as ending gross accounts receivable and unbilled revenue divided by the trailing 90 days average daily sales, has decreased from 66 days at December 31, 2002 to 48 days at December 31, 2003. Our ability to improve our DSO has been a result of a concerted effort to work with our customers at the time of billing remittance to improve payment processing and approvals and understanding of the billing content and services provided. Our customers have worked with us to ensure payments are processed in a more timely manner relative to prior periods. We have also been diligent in working with our vendors to obtain more favorable payment terms. Further, we have benefited from the collection of up-front fees related to our deferred revenue recognition whereby customers are billed and pay us for up front fees that are required to be deferred under SAB 104. These up-front fees are non-refundable. The amount of these billings have increased relative to prior periods which has provided a significant cash benefit, as evidenced by our deferred revenue balances at December 31, 2003. Most of this balance has already been billed and collected.

        We cannot predict with certainty whether we will be able to continue to maintain and possibly improve on our DSO. Given the state of the telecommunications industry and the associated financial difficulties and bankruptcies recently announced by certain companies, we continue to address our exposure to our ability to collect outstanding accounts receivable from certain customers. The services we provide to our customers are generally considered mission critical. As a result, we are often deemed to be a critical vendor for payment status which aids in our ability to collect on our invoices in a timely manner. If our customers delay payment to us in the future, our DSO could be adversely impacted.

        Our ability to receive tax credits for future research and development expenses could be adversely impacted in future periods as the laws surrounding the utilization are set to expire in June 2004.

  Investing Activities

        The following summarizes our cash used in investing activities:

  •
  2003—$8.7 million

  •
  2002—$25.3 million

  •
  2001—$3.3 million

        Our use of cash for investing activities has been driven by our investments in capital assets and software development projects. Capital asset purchases of $3.6 million in 2003 related primarily to additional hardware and software investments to enhance our infrastructure and software applications. We also acquired additional equipment and software of $1.9 million through capital leases. The $25.3 million utilized in 2002 for investing activities included a material investment in leasehold improvements and capital assets for our new corporate facility which totaled approximately $11.0 million. In 2002, we also acquired approximately $5.0 million in capital assets for enhancements to our software applications and network infrastructure, along with an additional $3.7 million in new capital leases.

        Our software development investments in 2003 totaled $5.1 million, compared to $8.9 million in 2002 and $3.3 million in 2001. We invested in several significant software development efforts during these periods, including our commercial database product offering, enhancements to our IntelliCastSM product offering and platform, our MPC, PDE and EES offerings in wireless and significant investments in new product offerings in wireline, most notably our 911 IM product, which is a web based front end application for our ILEC license customers. The decline in capitalized software investment activities from 2002 to 2003 is attributable to completion of several of the initiatives undertaken in 2002, and a reallocation of 2003 development efforts to direct projects for customer support initiatives that were not capitalized. The increase in capitalized software investment activities from 2001 to 2002 is primarily due to investments in several significant projects that reached technological feasibility during 2002, including IntelliBaseSM NRLLDB, the MPC project in our Wireless business unit and a major software enhancement in our wireline business unit.

  Financing Activities

        The following table summarizes our cash provided by (or used in) financing activities:

  •
  2003—($3.1 million)

  •
  2002—$4.5 million

  •
  2001—$7.2 million

        In 2003, we paid the first of three $4.6 million payments to NVP II associated with our contingent purchase obligation. We also repaid $3.3 million on capital lease obligations, paid $2.4 million on the assumed inventory obligation from the LPSS acquisitions, and paid principal payments of $2.6 million on notes payable to GE Capital. As mentioned earlier, we refinanced our revolving line of credit with GE Capital and entered into a second term loan that was a source of funds of $3.9 million. An additional material source of funds in 2003 was $5.0 million related to stock option exercises. The amount of option exercises in 2003 was significantly higher than the $1.5 million proceeds in 2002, most likely attributable to the increased stock price of the Company in 2003 where the stock increased from $8.50 at December 31, 2002 to $21.95 at the end of 2003. Since more options had vested and the stock price was greater than the exercise price, several option holders took advantage of the accretion in the price to exercise their shares. As a result of the higher stock price, proceeds from option exercises were materially higher than we had originally forecasted.

        In 2002, we paid $6.0 million of the outstanding principal balance on the revolving line of credit from cash generated from operations and utilized $3.0 million to finance short-term operational requirements. The requirement to utilize the revolver was primarily a function of our leasehold improvement investments in our new corporate facility. In the second half of 2002, based on cash from operations and the fact we had completed the majority of our leasehold investments, we were able to utilize our cash on hand to retire some of the previously incurred debt on the revolver from 2001. In 2003, since we were generating significant cash from operations and did not incur the level of capital investments as we incurred in 2002, we did not utilize the revolving line of credit to finance operational or investment needs.

        As of December 31, 2003, we have a revolving line of credit that is available to meet operating needs. Borrowing availability may not exceed the lower of: (i) $20.0 million; or (ii) two times adjusted EBITDA (or $55.6 million at December 31, 2003) as defined in the line of credit agreement, which was amended in November 2003. The interest rate on amounts borrowed under the line of credit is equal to the lower of the prime rate plus 1.5%, which was 5.5% as of December 31, 2003, or LIBOR plus 3.75% per annum, which was 4.91% as of December 31, 2003. The line of credit matures on

December 31, 2006, requires a $2.0 million minimum balance to be maintained and is collateralized by accounts receivable and certain other assets. As of December 31, 2003, $2.0 million was outstanding and an additional $17.2 million was available for additional borrowings; $850,000 is being utilized to satisfy letter of credit obligations related to the occupancy of our primary facilities in Longmont, Colorado and Lisle, Illinois.

        We also have access to a maximum of $8.5 million through capital lease lines with two entities. The interest rate is equal to the entities' cost of funds plus an additional interest rate profit at the time of each lease. Each lease schedule is collateralized by the underlying assets and is subject to review and approval by the lessor at the time of our application. Each lease has either a 24-month or a 36-month termination date. As of December 31, 2003, we have utilized approximately $4.4 million of the $8.5 million available under the capital lease lines.

        As of December 31, 2003, we have a secured term loan from GE Capital, payable in monthly installments of $83,000 through October 1, 2005. The interest rate on this term loan is equal to the prime rate plus 1.5%, which was 5.5% at December 31, 2003. As of December 31, 2003, the outstanding balance on this term loan was $1.8 million.

        As of December 31, 2003, we have a second secured term loan from GE Capital, payable in quarterly installments of $833,000 through April 1, 2006. The interest rate on this term loan is equal to the lower of (a) prime rate plus 1.5%, or (b) LIBOR plus 3.75%. At December 31, 2003, the LIBOR plus 3.75% was 4.91%, lower than the prime rate plus 1.5%, which was 5.5%. As of December 31, 2003, the outstanding balance on the second term loan was $8.3 million.

        On February 19, 2004, we entered into the Fifth Amendment to our Loan and Security Agreement with General Electric Capital Corporation in order to ensure that we will have additional flexibility in conducting domestic and international operations by eliminating the requirement to obtain the lender's consent for:

  •
  An acquisition or acquisitions that, in aggregate, are valued at less than $15.0 million; or

  •
  Inter-company transfers of funds between us and any foreign subsidiary, that, in aggregate, would exceed a $2.0 million balance at any point in time.

  Covenant Compliance

        We were in compliance with all debt covenants as of December 31, 2003.

  Assessment of Future Liquidity

        Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to adequately fund our operations through at least the next twelve months. In making this assessment, we have considered:

  •
  Our consolidated cash and cash equivalents of $38.0 million as of December 31, 2003;

  •
  The availability of funding under our revolving credit facility;

  •
  The anticipated level of capital expenditures during 2004;

  •
  The $9.1 million redemption of Preferred Stock, presently held by NVP II, in two equal payments of approximately $4.6 million, with such payments to be made in June 2004 and June 2005, respectively;

  •
  Presently scheduled debt service requirements during 2004; and

  •
  Our expectation of realizing positive cash flow from operations through 2004.

        The availability of borrowings under our credit facility and lease line of credit is subject to covenants and limitations and require us to maintain compliance with specified operating and financial covenants as described earlier. While we were in compliance with all covenant ratios at December 31, 2003, there can be no assurance that we will continue to be in compliance with these ratios over time, especially if our debt borrowings increase or our operating results are not sufficient to cover our fixed financing payments.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk to the extent that United States interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. The interest payable on our line of credit and one of our two term loans is determined based on the lower of prime rate plus 1.5% or LIBOR plus 3.75% per annum, and, therefore, is affected by changes in market interest rates; similarly, the interest payable on our second term loan is prime-based and, therefore, is subject to market interest rate fluctuations. Interest rates on our capital lease lines are dependent on interest rates in effect at the time the lease line is drawn upon. Total liabilities outstanding at December 31, 2003 under the line of credit and capital lease lines were approximately $16.6 million. Based on amounts borrowed as of December 31, 2003, we would have a resulting decline in future annual earnings and cash flows of approximately $166,000 for every 1% increase in prime lending rates. We have no plans to use derivative instruments or engage in hedging activities.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTRADO INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Intrado Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Intrado Inc. and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based upon our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the period ended December 31, 2001, prior to the revisions discussed in Notes 2 and 12, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 25, 2002.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

        As discussed above, the consolidated financial statements of Intrado Inc. and subsidiaries for the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Notes 2 and 12, these financial statements have been revised to reflect a change in the presentation of revenues and direct costs, to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002, and to reflect a change in the composition of the Company's reportable segments. We audited the transitional disclosures described in Note 2 and the adjustments described in Notes 2 and 12 that were applied to restate the 2001 financial statements. In our opinion, the transitional disclosures in Note 2 are appropriate and the adjustments described in Notes 2 and 12 are also appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado
March 2, 2004

Predecessor Auditor (Arthur Andersen LLP) Opinion

        The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. As discussed in Note 2, Summary of Significant Accounting Policies, in 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) and has presented the transitional disclosures for 2001 required by SFAS No. 142. Also discussed in Note 2 and Note 12, in 2003, the Company changed the composition of its income statement presentation of revenue and direct costs and its reportable segments in 2003 and restated such amounts and disclosures for 2001. The Arthur Andersen LLP report does not extend to these changes to the 2001 consolidated financial statements. The adjustments to the 2001 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

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

/s/ ARTHUR ANDERSEN LLP

Denver, Colorado
January 25, 2002

INTRADO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2003	2002	2001
Revenues (see Note 2):
Wireline	$83,836	$80,833	$66,609
Wireless	38,976	25,835	11,093
New Markets	1,842	1,046	485

Total revenues	124,654	107,714	78,187

Costs and expenses:
Direct costs—Wireline	39,890	38,954	34,335
Direct costs—Wireless	21,574	14,761	11,631
Direct costs—New Markets	4,641	2,748	1,235
Sales and marketing	16,933	16,902	13,109
General and administrative	22,268	20,693	16,701
Asset impairment charge	—	4,697	—
Research and development	2,322	2,769	6,423

Total costs and expenses	107,628	101,524	83,434

Income (loss) from operations	17,026	6,190	(5,247)
Other income (expense):
Interest and other income	290	158	425
Interest expense and other	(1,408)	(1,292)	(1,004)

Income (loss) before income taxes	15,908	5,056	(5,826)
Income tax expense (benefit)	5,194	(6,006)	—

Net income (loss)	$10,714	$11,062	$(5,826)

Net income (loss) per share:
Basic	$0.68	$0.72	$(0.43)

Diluted	$0.63	$0.67	$(0.43)

Shares used in computing net income (loss) per share:
Basic	15,764,081	15,263,676	13,456,286

Diluted	16,924,130	16,550,623	13,456,286

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$37,981	$12,895
Accounts receivable, net of allowance for doubtful accounts of $357 and $589	15,678	14,900
Unbilled revenue	1,560	6,165
Inventory	13	382
Prepaids and other	1,682	1,762
Deferred contract costs	4,195	3,196
Deferred income taxes	11,105	4,091

Total current assets	72,214	43,391

Property and equipment, net of accumulated depreciation of $38,808 and $30,385	26,220	30,277
Goodwill, net of accumulated amortization of $1,394	24,517	11,716
Other intangibles, net of accumulated amortization of $6,172 and $3,824	5,586	7,934
Deferred income taxes	—	8,916
Deferred contract costs	2,865	2,710
Software development costs, net of accumulated amortization of $6,189 and $2,243	12,910	11,760
Other assets	955	676

Total assets	$145,267	$117,380

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,906	$8,646
Current portion of capital lease obligations	2,935	3,131
Current portion of notes payable	4,250	917
Note payable to Lucent	—	2,395
Mandatorily redeemable preferred stock payable (see Note 3)	4,435	—
Deferred contract revenue	15,733	10,280

Total current liabilities	38,259	25,369

Capital lease obligations, net of current portion	1,488	2,689
Line of credit	2,000	8,000
Deferred rent, net of current portion	1,566	1,424
Notes payable, net of current portion	5,917	1,833
Mandatorily redeemable preferred stock payable (see Note 3)	4,159	—
Deferred contract revenue	6,355	12,346
Deferred tax liability—long term	1,081	—

Total liabilities	60,825	51,661

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; 9,104 and no shares issued or outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 16,164,007 and 15,442,140 shares issued and outstanding	16	15
Additional paid-in capital	88,944	80,936
Accumulated deficit	(4,518)	(15,232)

Total stockholders' equity	84,442	65,719

Total liabilities and stockholders' equity	$145,267	$117,380

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in Thousands, Except Share Data)

	Common Stock
			Additional Paid-in Capital	Stock Subscriptions Receivable	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances, at December 31, 2000	11,488,040	$11	$45,187	$(33)	$(20,468)	$24,697
Issuance of common stock under compensation arrangements	626,039	1	3,105	—	—	3,106
Issuance of common stock upon exercise of warrants	62,650	—	11	—	—	11
Stock subscription payments	(4,738)	—	(39)	33	—	(6)
Issuance of common stock for acquisition	2,250,000	2	22,299	—	—	22,301
Issuance of common stock in private placement, net of issuance costs of $253	632,111	1	4,746	—	—	4,747
Net loss	—	—	—	—	(5,826)	(5,826)

Balances, at December 31, 2001	15,054,102	$15	75,309	—	(26,294)	49,030

Issuance of common stock under compensation arrangements	343,448	—	2,693	—	—	2,693
Issuance of common stock upon exercise of warrants	44,590	—	8	—	—	8
Tax benefit of stock option exercises	—	—	2,926	—	—	2,926
Net income	—	—	—	—	11,062	11,062

Balances, at December 31, 2002	15,442,140	15	80,936	—	(15,232)	65,719

Issuance of common stock under compensation arrangements	713,003	1	6,025	—	—	6,026
Issuance of common stock upon exercise of warrants	8,864	—	70	—	—	70
Tax benefit of stock option exercises	—	—	1,913	—	—	1,913
Net income	—	—	—	—	10,714	10,714

Balances, at December 31, 2003	16,164,007	$16	$88,944	$—	$(4,518)	$84,442

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$10,714	$11,062	$(5,826)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	15,450	10,252	8,897
Stock-based compensation	183	219	159
Accretion of investments in marketable securities	—	—	(61)
Accretion of interest on mandatorily redeemable preferred stock payable	483	—	—
Non-cash interest	—	201	—
Provision for doubtful accounts	(233)	433	(28)
Inventory impairment	—	4,697	—
Loss on disposal of assets	26	208	83
Tax benefit of stock option exercises	1,913	2,926	—
Change in—
Accounts receivable and unbilled revenue	4,059	(6,859)	(6,872)
Inventory	369	1,744	619
Prepaids and other	(199)	3,103	(839)
Deferred contract costs	(1,153)	(251)	262
Deferred income taxes, net	2,983	(8,931)	—
Accounts payable and accrued liabilities	2,774	(6,547)	3,764
Deferred revenue	(538)	5,757	6,599

Net cash provided by operating activities	36,831	18,014	6,757
Cash flows from investing activities:
Acquisition of property and equipment	(3,573)	(15,969)	(6,996)
Sale of investments in marketable securities	—	—	7,000
Investment in TechnoCom	—	(500)	—
Capitalized software development costs	(5,096)	(8,874)	(3,277)

Net cash used in investing activities	(8,669)	(25,343)	(3,273)
Cash flows from financing activities:
Principal payments on capital lease obligations	(3,322)	(4,726)	(4,127)
Proceeds from equipment financing	—	—	1,624
Proceeds from line of credit	—	6,000	11,000
Payments on line of credit	—	—	(9,000)
Proceeds from notes payable	3,900	3,000	—
Repayment on payables to Lucent and notes payable	(5,016)	(2,248)	—
Payments on mandatorily redeemable preferred stock payable	(4,551)	—	—
Proceeds from exercise of stock options	5,043	1,503	2,332
Issuance of stock upon exercise of warrants	70	8	11
Proceeds from sale of stock, net of costs	—	—	4,747
Proceeds from issuance of common stock through employee stock purchase plan	800	971	609

Net cash provided by (used in) financing activities	(3,076)	4,508	7,196

Net increase (decrease) in cash and cash equivalents	25,086	(2,821)	10,680
Cash and cash equivalents, beginning of period	12,895	15,716	5,036

Cash and cash equivalents, end of period	$37,981	$12,895	$15,716

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$347	$513	$539

Supplemental schedule of noncash financing and investing activities:
Property and equipment under capital leases and accounts payable	$1,924	$3,665	$6,326

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts have been eliminated in consolidation.

Reclassifications—Revenues and Direct Costs

        Effective January 1, 2003, the Company realigned its internal operating units by aggregating similar offerings with organizational supervision and decision-making authorities (see Note 12). As a result, the Company has three business units: Wireline, Wireless and New Markets. Beginning in 2003, revenue and direct costs have been classified in the consolidated statements of operations by these three business units. Prior to 2003, the Company classified revenue and direct costs on a total Company basis. The change has not impacted the Company's revenue recognition policy. As a result of this change, revenue and direct costs for the years ended December 31, 2002 and 2001 have been reclassified to conform to the Company's current year presentation. This change had no effect on our financial position, total revenue, total direct costs, net income (loss) or cash flows for any of the periods presented.

Cash and Cash Equivalents

        All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value.

Inventory

        Inventory consists of purchased computer equipment that will be sold to new or existing customers or used internally. The inventory to be sold is reclassified to deferred contract costs when shipped to a customer site as part of a total 9-1-1 solution and is then expensed as a direct cost as the corresponding revenue is recognized. The Company periodically assesses its inventory to determine market value based upon factors such as replacement costs and recoverable value.

        As part of the acquisition of LPSS in May 2001 (see Note 3), the Company acquired a purchase obligation for inventory of $4.8 million. The inventory consisted of eight high capacity, high-speed UNIX servers and software licenses. The obligation to purchase inventory from Lucent was paid in four equal installments that began in August 2002 and ended in May 2003. In the second quarter of 2002, management determined that the value of the inventory was impaired. Analysis revealed that there was a significant level of uncertainty regarding the Company's ability to use these assets internally or to sell the assets to its customer base. On April 30, 2002, the original equipment manufacturer ("OEM"), announced they were discontinuing production of this equipment and would no longer provide underlying support and maintenance after December 31, 2007. While management made concerted efforts to sell this inventory since the acquisition date, the "end of life" announcement by the OEM had a material adverse impact on various sales channels the Company was pursuing. When the OEM announcement was made, management had already begun to evaluate the potential utility this inventory would provide if deployed internally. The analysis of the potential benefits that could be generated by internal deployment of this inventory was completed in July 2002, but contained a significant amount of uncertainty and risk. Other factors considered by management in making the impairment determination were the historically long sale cycles for this type of equipment and reduced overall capital expenditure forecasts within the Company's customer base. Based on the above factors and the significant level of uncertainty that existed regarding the utility and market value of this equipment, the Company determined that the fair market value was minimal, being the value of the software licenses acquired as part of the inventory purchase. As a result, the Company wrote off the remaining $4.7 million balance of the inventory; however, the obligation to pay Lucent remained and was fully paid by the second quarter of 2003.

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

Goodwill and Other Intangibles

        The Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), on July 1, 2001 and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on January 1, 2002. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase accounting method. SFAS 142 states that goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to, at a minimum, an annual assessment for impairment and be written down to its fair value only if the carrying amount is greater than the fair value. In addition, intangible assets will be recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so.

        The Company has recorded on its balance sheet $24.5 million of net goodwill as of December 31, 2003, which relates entirely to the excess of the purchase price over the estimated fair value of net identifiable assets acquired in the May 2001 LPSS acquisition and includes the additional $12.8 million of goodwill recorded during the second quarter of 2003 in conjunction with the Company's issuance of mandatorily redeemable preferred stock as consideration owed to Lucent for the LPSS acquisition (see Note 3). As part of the adoption of SFAS 142, the Company combined the previously separate workforce intangible of $1.3 million with goodwill. Of the total goodwill, approximately $23.0 million is associated with the ILEC reporting unit and $1.5 million is associated with the Public Safety Answering Point (PSAP) reporting unit. Effective with the adoption of SFAS 142, as of January 1, 2002, goodwill is no longer amortized. Prior to 2002, the Company was amortizing goodwill over 7 years.

        The following table presents the impact of SFAS 142 on net loss as if the standard had been in effect for the years ended December 31, 2001 through December 31, 2003 (dollars in thousands, except per share data):

	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Reported net income (loss)	$10,714	$11,062	$(5,826)
Add back: goodwill amortization	—	—	1,039
Add back: workforce amortization	—	—	354

Adjusted net income (loss)	$10,714	$11,062	$(4,433)

Diluted earnings (loss) per share:
Reported net earnings (loss)	$0.63	$0.67	$(0.43)
Add back: goodwill amortization	—	—	0.08
Add back: workforce amortization	—	—	0.02

Adjusted diluted earnings (loss) per share	$0.63	$0.67	$(0.33)

        The Company hired an independent firm to complete both its transitional and annual impairment test, as required under SFAS 142, for the years ended December 31, 2003 and 2002. The income approach was used to determine the fair value of each reporting unit that had been assigned goodwill. That approach involves discounting each reporting unit's projected free cash flow at its weighted average cost of capital to ascertain whether the fair value is higher than the book value, including goodwill. Using this method, the Company determined that the fair value of each reporting unit with goodwill exceeded its book value. Therefore, in accordance with the adoption of SFAS 142, no further testing was necessary and no impairments were recorded.

        The Company has recorded $5.6 million (net of accumulated amortization of $6.2 million) on its balance sheet relating to other acquired intangible assets as of December 31, 2003. The acquired intangible assets include intellectual property and contracts acquired as part of the LPSS acquisition. In accordance with the adoption of SFAS 142, the Company reevaluated the book value and the useful lives and determined that no adjustments were necessary. Accordingly, the Company continues to amortize the amounts originally assigned to intellectual property and contracts. For the year ended December 31, 2003, the Company recorded approximately $2.3 million of amortization expense related to these separately identifiable intangible assets.

        The following table details the intangibles as of December 31, 2003 by class (dollars in thousands):

	Gross Balance as of December 31, 2003	Accumulated Amortization as of December 31, 2003	Amortization expense Year ended December 31, 2003	Amortization Life
Goodwill and workforce	$25,911	$1,394	$—	N/A
Customer contracts	3,507	3,073	1,169	3 Years
Intellectual property	8,251	3,099	1,179	7 Years

Total	$37,669	$7,566	$2,348

        For the separately identifiable intangible assets above pertaining to contracts and intellectual property, the Company estimates that it will record the following amortization amounts over the next five years:

2004	$1.6 million
2005	$1.2 million
2006	$1.2 million
2007	$1.2 million
2008	$400,000

        The following table details the intangibles as of December 31, 2002 by class (dollars in thousands):

	Gross Balance as of December 31, 2002	Accumulated Amortization as of December 31, 2002	Amortization expense Year ended December 31, 2002	Amortization Life
Goodwill and workforce	$13,110	$1,394	$—	N/A
Customer contracts	3,507	1,904	1,169	3 Years
Intellectual property	8,251	1,920	1,178	7 Years

Total	$24,868	$5,218	$2,347

Software

        The Company capitalizes certain internal and external software acquisition and development costs that benefit future years in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1), if internal use, or SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"), if the software is to be sold.

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

        For software developed for external use, the Company expenses the costs of developing computer software until technological feasibility is established and capitalizes all costs incurred from that time until the software is available for general customer release or ready for its intended use, at which time amortization of the capitalized costs begins. Technological feasibility for the Company's computer software products is based upon the earlier of the achievement of: (a) a detailed program design free of high-risk development issues; or (b) completion of a working model. Costs of major enhancements to existing products are capitalized while routine maintenance of existing products is charged to expense as incurred. The establishment of the technological feasibility and the ongoing assessment of the recoverability of capitalized computer software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. The Company also contracts with third parties to develop or test software that will be sold to customers and generally capitalizes these costs.

        Internal- and external-use capitalized software costs are amortized on a product-by-product basis over their expected useful life, which is generally three years. The annual amortization related to software to be sold is the greater of the amount computed using (a) the ratio that current gross revenue for a product compares to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, which is typically three years. Amortization expense related to capitalized software costs totaled approximately $3.9 million, $1.3 million and $358,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Revenue and Cost Recognition

        The Company generates revenue from all of its three segments, or "business units": Wireline, Wireless and New Markets. The revenue from these business units is derived from monthly data management services, software and hardware maintenance, software enhancements, sales of new systems and products and professional services.

        Revenue is accounted for as either software revenue and related post-contract support or services revenue in accordance with the guidelines provided by SOP 97-2, "Software Revenue Recognition," and Staff Accounting Bulletin 104, "Revenue Recognition" ("SAB 104"), which superseded SAB 101. The Company's policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

  •
  Persuasive evidence of an arrangement exists;

  •
  Price is fixed or determinable;

  •
  Delivery has occurred or services have been rendered; and

  •
  Collectibility is reasonably assured.

        The majority of our revenue is derived from long-term contracts with our customers and is recognized ratably over the term of the contract as services are performed. In certain situations, we also recognize revenue on a percentage-of-completion basis, as prescribed by SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." In these situations, we develop and utilize estimates to ratably recognize costs and revenue as work is completed relative to the total estimated time and costs to complete projects. Delays in completing projects and/or significant changes to original cost estimates could adversely impact future periods in that additional costs or amortization periods for both revenue and expenses may be necessary. We also deliver products and services that are part of multiple element arrangements. Utilizing the above criteria from SAB 104 and SOP 97-2, we also rely upon the guidance in Emerging Issues Task Force 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), which requires us to evaluate vendor specific objective evidence ("VSOE") for contracts under SOP 97-2 and vendor objective evidence ("VOE") for contracts under SAB 104 to determine the fair value of elements delivered in situations where multiple element arrangements exist.

        The monthly data management services include revenue from up-front fees and monthly service fees. The Company's up-front services consist primarily of the data cleansing of the customer's 9-1-1 records, engineering services to enable the customer's legacy system to interface with our platform, thereby establishing network connectivity, public safety boundary mapping, customer training and testing. The charges for these services are nonrefundable if the contract is cancelled after the services are performed. After the initial up-front services, data management customers often buy enhancements to these services, such as additional software engineering to improve system functionality or network services to make their network more effective ("Enhancement Services"). The fees received for up-front services and certain Enhancement Services are deferred and recognized as revenue ratably over the remaining contractual term of the arrangement. The Company also receives a monthly service fee to provide ongoing data management services that are required to keep the records current for all subscribers, to maintain and monitor network components and to support and maintain the software and systems required to provide the services. The fees received for these monthly services are recognized as revenue in the period in which all of the above criteria have been met, which is generally the month services are provided.

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

        As of December 31, 2003, the Company had total deferred contract revenue of approximately $22.1 million and deferred contract costs of approximately $7.1 million. Deferred contract revenue represents fees and deferrals for certain software enhancements and up-front fees that have been billed but are yet to be delivered or that have been delivered but are required to be deferred under SAB 104. Of the total deferred contract revenue at December 31, 2003, $19.1 million has already been received and $3.0 million is included in accounts receivable. The Company estimates that total deferred contract revenue, net of deferred contract costs, will be recognized as follows (in thousands):

2004	$11,538
2005	2,180
2006	433
2007	270
2008	234
2009	218
2010	155

Total	$15,028

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

Income Taxes

        The Company follows SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The current provision for income taxes represents actual or estimated amounts payable or refundable on tax returns filed each year. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in enacted tax laws is recognized as an adjustment to the tax provision or benefit in the period of enactment. The overall change in deferred tax assets and liabilities during the period is equal to the deferred tax expense or benefit for the period. The carrying value of deferred tax assets may be reduced by a valuation allowance if, based upon the judgmental assessment of available evidence, it is deemed more likely than not that some or all of the deferred tax assets will not be realizable.

Advertising Costs

        Advertising costs are expensed as incurred.

Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and cash equivalents, accounts receivable and investments in high-grade treasury bonds and commercial paper. The Company maintains its cash balances in the form of bank demand deposits, money market accounts, treasury bonds and commercial paper with original maturities of less than ninety days. The Company's deposits and investments are with financial institutions that management believes are creditworthy and investments that are high-grade. The Company's accounts receivable are from customers that are generally telecommunications service providers; accordingly, the Company's accounts receivable are concentrated in the telecommunications industry. The Company's major customers (see Note 15) accounted for 41% and 24% of the Company's accounts receivable as of December 31, 2003 and 2002, respectively. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

        The Company reversed $195,200 of previously recorded bad debt expense from 2002 in 2003 and recognized $572,000 of bad debt expense in 2002. The Company recorded write-offs of $92,000 and $139,000 in 2003 and 2002, respectively.

Fair Value of Financial Instruments

        Financial instruments include cash and cash equivalents, corporate debt securities, accounts receivable and debt obligations. The carrying amounts for cash and cash equivalents and accounts receivable approximate fair market value because of the short maturity of these instruments. The fair value of notes are estimated based on current rates available for debt with similar maturities and securities, and at December 31, 2003 and 2002, approximates the carrying value.

Stock-Based Compensation Plans

        At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Stock-based employee compensation cost of $183,000 is included in net income for certain stock option issuances in 2003; all other options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant and, accordingly, no stock-based employee compensation cost is included in net income for these stock option issuances in 2003. The Company accounts for stock-based compensation awards to non-employees under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and recognizes compensation expense ratably over the vesting period of such awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands except per share amounts):

	2003	2002		2001
Net income (loss), as reported	$10,714		$11,062	$(5,826)
Add: Total stock-based employee compensation	183		219	159
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(3,657)		(4,853)	(3,292)

Pro forma net income (loss)	$7,240		$6,428	$(8,959)

Earnings (loss) per share:
Basic—as reported	$0.68		$0.72	$(0.43)
Basic—pro forma	$0.46		$0.42	$(0.67)
		$
Diluted—as reported	$0.63		$0.67	$(0.43)
Diluted—pro forma	$0.43		$0.39	$(0.67)

        SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB 25, provided that pro forma disclosures are made of net income or loss assuming the fair value based method of SFAS 123 had been applied. The Company has elected and continues to account for its stock-based compensation plans under APB 25 for stock-based awards issued to employees and directors; for awards issued to non-employees and consultants, the Company applies the provisions of SFAS 123. Accordingly, for purposes of the pro forma disclosures presented above, the Company has computed the fair values of all options granted under the plans during 2003, 2002 and 2001, using the Black-Scholes option pricing model and the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	3.30%	6.00%	4.59%
Expected dividend yield	—%	—%	—%
Estimated life	4.2 years	4.2 years	4.2 years
Volatility	73.50%	81.99%	89.21%

        Certain assumptions were used in determining the stock-based compensation expense under the fair-value-based method. To estimate lives of options for this valuation, it was assumed options would be exercised upon becoming fully vested and all options will eventually become fully vested. Cumulative compensation costs recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. The expected volatility refers to the volatility of the Company's common stock over the expected life of a given option. In 2003, 2002 and 2001, the Company used the actual volatility of its common stock over a one-year period to estimate the volatility of options issued. The assumed risk-free interest rates were determined using government securities with original maturities similar to the respective expected option lives at date of grant.

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

Earnings Per Share

        Basic earnings (loss) per share is determined by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted income (loss) per share includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. Antidilutive common stock options were not included in the calculations of diluted income per share in 2003 and 2002; these options totaled 425,591 and 249,769, respectively. Potentially dilutive common stock options were excluded from the calculation of diluted loss per share in 2001, because their effect was antidilutive; these options totaled 1,745,279. The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Numerator:
Net income (loss)	$10,714	$11,062	$(5,826)

Denominator:
Basic income (loss) per share—weighted average shares outstanding	15,764	15,264	13,456
Dilutive effect of common stock equivalents	1,160	1,287	—

Diluted income (loss) per share—adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	16,924	16,551	13,456

Basic net income (loss) per share	$0.68	$0.72	$(0.43)

Diluted net income (loss) per share	$0.63	$0.67	$(0.43)

(3)   ACQUISITION

        On May 11, 2001, the Company acquired certain assets and assumed certain liabilities associated with the call handling and database divisions of Lucent Public Safety Systems ("LPSS"), an internal venture of Lucent Technologies Inc. ("Lucent"). The operating activities associated with the assets and liabilities assumed in this transaction are included in these financial statements from the date of acquisition forward. The Company accounted for this transaction using the purchase method of accounting.

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

  •
  Paid approximately $4.8 million to Lucent for inventory; and

  •
  Issued 13,656 shares of mandatorily redeemable, non-voting, Series A preferred stock ("Preferred Stock"), with an original recorded value of $12.8 million as of May 31, 2003 and a face value of $13.7 million, based on the Company's total combined revenue of $211.8 million over the 24-month period that began on June 1, 2001 and ended on May 31, 2003 ("Total Revenue").

        Inventory.    The obligation to purchase inventory from Lucent was paid in four equal installments that began in August 2002 and ended in May 2003. The inventory was written off during the second quarter of 2002 after management determined that the asset value was impaired; however, the obligation to pay Lucent remained and was fully paid by the second quarter of 2003.

        Common Stock.    In January 2002, Lucent created a new partnership named New Ventures Partners II LP ("NVP II") and transferred its shares of Intrado common stock and its right to receive Intrado Preferred Stock to NVP II. As of December 31, 2003, 692,079 shares of the 2,250,000 shares of common stock issued in connection with the May 2001 acquisition of LPSS continued to be held by NVP II.

        Preferred Stock.    Based on the Company's Total Revenue of $211.8 million during the 24-month contingency period that commenced on June 1, 2001 and ended on May 30, 2003, the Company was required, under the terms of the purchase agreement between Lucent and Intrado, to issue Preferred Stock to NVP II at a rate of $417,000 for each million dollars of total revenue in excess of $179 million (the "contingent consideration"). In July 2003, the Company issued approximately $12.8 million of Preferred Stock to NVP II. The Preferred Stock was recorded at a fair value of $12.8 million (defined as the present value of future redemption payments using a 6.07% interest rate) and will be accreted to its face value of $13.7 million over the redemption period. The Company must redeem the Preferred Stock in three increments:

  •
  The first 33.3% was redeemed in August 2003 for $4.6 million;

  •
  An additional 33.3% on June 1, 2004; and

  •
  The remaining 33.4% on June 1, 2005.

        Early redemption is available at the Company's option. In addition, the Company must redeem shares of Preferred Stock with 25% of the gross proceeds of any underwritten public offering after June 1, 2003. No dividends will be paid on the Preferred Stock.

        Other LPSS Issues.    The Company also provides maintenance services to Lucent customers on database and call-handling contracts on a subcontracted basis. Lucent is responsible for setting the price, billing the customer and is the primary obligor to the customer for the services. The Company bills Lucent for services rendered.

        During the years ended 2003, 2002 and 2001, the Company recognized approximately $12.9 million, $11.2 million and $6.2 million, respectively, in revenue under the subcontracted services agreement with Lucent. As of December 31, 2003 and 2002, Lucent owed the Company approximately $521,000 and $1.3 million, respectively. The payable to Lucent of approximately $2.4 million at December 31, 2002 was fully remitted by the second quarter of 2003.

        Exclusive of the contingent consideration, the recorded purchase price of the gross assets acquired in this transaction was approximately $30.1 million. The purchase price is comprised of 2,250,000 shares of common stock valued at $9.91 per share, issuance of a commitment to purchase inventory from Lucent with a fair value of approximately $4.1 million, approximately $899,000 of liabilities recognized in connection with the acquisition, acquisition fees of approximately $1.5 million paid to investment bankers and other transaction costs of approximately $1.2 million. As part of the acquisition, the Company acquired net tangible assets consisting of inventory valued at approximately $4.1 million and property and equipment valued at approximately $1.0 million. The $25.0 million of purchase price over the estimated fair value of net tangible assets acquired, was allocated to intangible assets as follows: $11.6 million to goodwill; $8.2 million to intellectual property; $3.5 million to customer contracts acquired; and $1.7 million to workforce. The Company's issuance of mandatorily redeemable preferred stock as consideration owed to Lucent for the LPSS acquisition resulted in a $12.8 million increase in goodwill during the second quarter of 2003.

        The Company included $899,000 of liabilities in the purchase price, all of which are related to estimated transition costs to move new employees out of the Lucent facility and into the Company's facility. The Company incurred $37,000 and $711,000 of these costs related to the move in 2002 and 2001, respectively. The remaining $151,000 was recorded as an adjustment to purchase price and goodwill during 2002 as a final adjustment to the transition cost.

        The table below represents the consolidated results of operations for the year-ended December 31, 2001, as if the transactions occurred on January 1, 2001 (unaudited, in thousands except per share amounts):

Revenue	$80,463

Net loss from continuing operations	$(13,842)

Net loss	$(13,842)

Basic and diluted loss per share	$(0.97)

(4)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin 104, "Revenue Recognition" ("SAB 104") as an update to SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and to rescind the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (FAQ) issued with SAB 101. Selected portions of the FAQ have been incorporated into SAB 104. The application of SAB 104 did not have a material effect on the Company's revenue recognition policies.

        In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), to address the classification of certain financial instruments embodying obligations that could be settled by the issuance of an entity's own shares. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's consolidated financial statements.

        In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. The adoption of FIN 46 has not had, nor does the Company believe it will have, a material impact on its current or prospective financial statements.

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statement Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN 45"). The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements.

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("Issue 00-21"). Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company's consolidated financial statements.

(5)   PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

	December 31,
	2003	2002
Computer hardware and equipment	$53,169	$51,247
Furniture and fixtures	2,459	2,275
Leasehold improvements	9,400	7,140

	65,028	60,662
Less accumulated depreciation and amortization	(38,808)	(30,385)

	$26,220	$30,277

        Depreciation expense on property and equipment totaled approximately $9.2 million, $6.7 million and $5.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(6)   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Accounts payable	$5,756	$2,871
Payroll-related accruals	1,769	2,649
Other accrued liabilities	3,381	3,126

	$10,906	$8,646

(7)   STOCKHOLDERS' EQUITY

Warrants

        During 2003, 2002 and 2001, the Company issued 8,864, 44,590 and 62,650 shares, respectively, of common stock upon exercise of warrants related to consulting services provided to the Company.

        As shown in the table below, as of December 31, 2003, the Company has reserved 3,110,826 shares of common stock for future issuance upon exercise of outstanding options under equity compensation plans and warrants.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price	Number of Shares Remaining Available for Issuance
Equity compensation plans approved by stockholders	3,093,106	$9.65	178,440
Outstanding warrants	17,720	$7.91	—

Total	3,110,826	$9.64	178,440

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

        The fair value of the warrant was determined to be $168,000 and the Company recorded a value of $165,000, which was calculated using the relative fair value allocation of proceeds received between the stock and warrant issued. The issuance of the warrant and fees paid were treated as costs associated with raising capital. The fair value was calculated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 5.0%; contractual life of 5 years; no dividend yield; and 94% volatility.

        The Company used the net offering proceeds of approximately $4.8 million for general corporate purposes during the years ended December 31, 2002 and 2001, including:

  •
  Repaying its obligations as they became due;

  •
  Financing capital expenditures, including acceleration of the Company's wireless deployments and development of the Company's coordinate routing database; and

  •
  Working capital.

Preferred Stock

        As discussed in Note 3, during 2003, the Company issued 13,656 shares, or approximately $12.8 million, of mandatorily redeemable, non-voting preferred stock to NVP II and redeemed 4,552 of these shares for $4.6 million (see Note 3).

        The Company's Board of Directors has the ability to issue "blank check" preferred stock without stockholder approval as a mechanism to resist a corporate takeover.

Stock Option Plan

        As of December 31, 2003, the Company has a total of 178,440 shares of common stock available for issuance under the 1998 Stock Incentive Plan ("1998 Plan"). Under the terms of the 1998 Plan, the shares reserved for issuance automatically increase on the first trading day of each calendar year by 3% of the number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year. The share reserve was increased by 485,062, 463,406 and 451,765 shares under this provision in 2004, 2003 and 2002, respectively. The 1998 Plan allows for issuances of options to employees, officers, non-employee board members and consultants.

        The total fair value of options granted under the 1998 Option Plan was computed to be approximately $5.4 million, $6.7 million and $11.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Pro forma stock-based compensation, net of the effect of forfeitures, was $3.7 million, $4.9 million and $3.3 million for 2003, 2002 and 2001, respectively.

        The following table summarizes information about the options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $6.13	471,979	5.99	$5.52	425,925	$5.63
$6.25 - $6.75	389,162	6.79	6.74	252,913	6.74
$7.03 - $7.66	452,033	9.06	7.65	5,553	7.46
$7.69 - $7.88	15,790	6.62	7.78	9,910	7.77
$8.28 - $8.28	312,077	7.35	8.28	212,077	8.28
$8.34 - $8.50	14,240	6.72	8.46	11,080	8.46
$9.75 - $9.75	539,403	8.76	9.75	147,723	9.75
$9.90 - $9.90	331,846	7.36	9.90	153,246	9.90
$10.00 - $16.32	348,716	8.42	14.97	100,796	14.55
$17.40 - $32.86	217,860	7.90	20.90	107,030	21.05

	3,093,106	7.72	$9.65	1,426,253	$8.94

        A summary of stock options under the 1998 Plan as of December 31, 2003, 2002 and 2001 and changes during the years then ended are presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,374,741	$9.51	3,013,784	$8.59	2,190,734	$5.67
Granted	542,500	$8.76	935,750	$12.10	1,555,459	$11.29
Exercised	(646,738)	$7.87	(250,946)	$6.06	(531,425)	$4.32
Canceled	(177,397)	$10.97	(323,847)	$11.12	(200,984)	$8.86

Outstanding at end of year	3,093,106	$9.65	3,374,741	$9.51	3,013,784	$8.59

Options exercisable at year-end	1,426,253		1,229,891		558,574

Weighted average fair value of options granted	$9.16		$7.17		$7.55

Employee Stock Purchase Plan

        On March 18, 1998, the Company adopted an Employee Stock Purchase Plan, or ESPP, under which eligible employees may contribute up to 10% of their salaries through payroll deductions to purchase shares of the Company's common stock. The offering periods are successive six-month periods starting January 1 and July 1 of each year. At the end of each offering period, amounts contributed by employees will be used to purchase shares of the Company's common stock at a price equal to 85% of the lower of the closing price of the common stock on the first day or last day of the offering period. The Company's board of directors has authorized the issuance of up to 200,000 shares under the ESPP and may terminate the ESPP at any time. On March 1 of each year, the shares available under the ESPP will be restored to 200,000, although the Company's board of directors may elect to restore a lesser number of shares. The Company issued 80,605, 84,275 and 84,953 shares under the ESPP in 2003, 2002 and 2001, respectively. In addition, the Company issued 13,245 and 8,227 shares of common stock to board members for services rendered during the year ended December 31, 2003 and 2002, respectively.

(8)   CAPITALIZED LEASE OBLIGATIONS

        The Company had capitalized lease obligations for equipment due on various dates through 2006 of $4.4 million and $5.8 million as of December 31, 2003 and 2002, respectively. There is approximately $345,000 of imputed interest on these leases at December 31, 2003 and the interest rates range from 2.8% to 8.5% per annum. These lease obligations are collateralized by the related assets with a net book value of $5.2 million and $8.2 million as of December 31, 2003 and 2002, respectively.

        Maturities of capital lease obligations as of December 31, 2003, are as follows (in thousands):

2004	$3,155
2005	1,067
2006	500
Thereafter	—

Total minimum lease payments	4,722
Less—amount related to interest	(299)

Principal portion of future obligations	4,423
Less—current portion	(2,935)

$1,488

(9)   LINE OF CREDIT AND NOTES PAYABLE

        As of December 31, 2003, the Company owed $2.0 million on a revolving line of credit arrangement and an additional amount of $850,000 was utilized to satisfy letter of credit obligations. Borrowing availability under the line of credit is not to exceed $20 million and is further limited to two times EBITDA, as defined in the line of credit agreement, which was amended in November 2003. The interest rate on amounts borrowed under the line of credit is equal to the lower of the prime rate plus 1.5% or LIBOR plus 3.75% per annum, which was 5.5% as of December 31, 2003. The line of credit matures on December 31, 2006, requires a $2.0 million minimum balance to be maintained and is collateralized by accounts receivable and certain other assets. As of December 31, 2003, $2.0 million was outstanding and an additional $17.2 million was available for additional borrowings.

        During 2002, the Company secured a term loan for $3.0 million from GE Capital, payable in monthly installments through September 1, 2005. The interest rate on this term loan is equal to the prime rate plus 1.5% per annum (7.0% at December 31, 2003). The proceeds of this loan were used to purchase certain hardware and software related to the PDE Wireless product offering.

        As of December 31, 2003, the Company also has a second secured term loan for $10.0 million from GE Capital, payable in quarterly installments through April 1, 2006. Of the $10.0 million in proceeds received from this term loan, $6.0 million was used to repay a portion of the Company's then-existing line of credit with GE Capital. The interest rate on this term loan is equal to the lower of (a) prime rate plus 1.5%, or (b) LIBOR plus 3.75%. At December 31, 2003, the LIBOR plus 3.75% was 4.91%, lower than the prime rate plus 1.5%, which was 5.5%. As of December 31, 2003, the outstanding balance on the second term loan was $8.3 million.

        Maturities of the term loans as of December 31, 2003 are as follows (in thousands):

2004	$4,250
2005	4,333
2006	1,584

Principal portion of future obligations	10,167
Less—current portion	(4,250)

$5,917

        The terms of the revolving line of credit, term loans and capital lease obligations require the Company to maintain compliance with certain financial covenants, including current asset ratios and total indebtedness ratios. As of December 31, 2003, the Company was in compliance with all operating and financial debt covenants.

(10) COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company leases its office and research facilities and certain equipment under operating lease agreements which expire through December 2011. Some lease terms contain escalation clauses and the total amount of rent is expensed on a straight-line basis over the term of the lease. Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $4.3 million, $4.4 million and $3.2 million, respectively. Future minimum lease obligations under these agreements are as follows (in thousands):

2004	$3,935
2005	3,740
2006	3,730
2007	3,879
2008	3,185
Thereafter	10,294

$28,763

Litigation

        The Company is subject to various claims and business disputes in the ordinary course of business, none of which are considered to be material to the operations of the Company except for the following.

        The Company provides wireline and wireless E9-1-1 database management and related network services for the State of Texas pursuant to a service agreement ("Agreement") that the Company entered in November 1998. On February 4, 2003, the Company filed suit in a Texas County District Court against the Texas Commission on State Emergency Communications ("CSEC") and numerous other defendants for failure to pay amounts due and payable to Intrado for certain wireless services rendered pursuant to the Agreement. During the quarter ended June 30 2003, the Company agreed to a settlement with CSEC related to this dispute. Under the settlement, CSEC and the other defendants agreed to pay Intrado approximately $200,000 of the $500,000 that had previously been in dispute. The Company also provided wireless services through August 2003 and agreed to continue to provide wireline services through June 2004. The wireline services agreement was subsequently extended through June 2005. There has not been any further litigation relating to CSEC since agreement was reached in the second quarter of 2003.

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

(11) INCOME TAXES

        The Company changed its tax method for capitalized software in 2003 which increased the net operating loss carryforwards by $4.5 million. For income tax return reporting purposes, the Company has approximately $18.5 million of net operating loss carryforwards and approximately $3.6 million of research and development tax credit carryforwards available to offset future federal taxable income or federal tax liabilities in the United States. These carryforwards expire at various dates through 2021.

        Deferred income tax assets and liabilities at December 31, 2003 and 2002, were as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Accrued liabilities and other	$1,098	$1,482
Amortization of goodwill and intangibles	753	959
Equipment impairment	805	1,401
Net operating loss carryforwards	7,098	2,609
Tax credit carryforwards	3,615	2,620
Deferred revenue	4,324	5,770
Deferred rent expense	599	545

Total deferred tax assets	18,292	15,386
Deferred tax liabilities:
Depreciation differences	(3,783)	(2,379)
Capitalized software	(4,485)	—

Total deferred tax liabilities	(8,268)	(2,379)

Net deferred tax assets	$10,024	$13,007

        A reconciliation of income tax expense computed by applying the federal income tax rate of 35%, 35% and 34% to income (loss) from continuing operations before income taxes as of December 31, 2003, 2002 and 2001, is as follows (in thousands):

	December 31,
	2003	2002	2001
Computed statutory tax expense (benefit)	$5,567	$1,770	$(1,981)
Tax effect of permanent differences and other	137	(187)	144
State tax, net of federal tax impact	530	164	(175)
Tax credit	(1,040)	(357)	(51)
Change in valuation allowance attributable to continuing operations	—	(7,396)	2,063

Income tax expense (benefit)	$5,194	$(6,006)	$—

        During the year ended December 31, 2002, the Company reversed valuation allowances previously recorded for net operating loss carryforwards and for temporary differences between book and tax based upon the Company's estimate that it would be more likely than not that it would realize the benefits for these assets in the future.

        The components of the provision (benefit) for income taxes attributable to income from operations as of December 31, 2003, 2002 and 2001, were as follows (in thousands):

	December 31,
	2003	2002	2001
Current provision	$105	$—	$—
Deferred provision (benefit), federal and state	5,089	(6,006)	—

Income tax provision (benefit)	$5,194	$(6,006)	$—

        The Company receives a tax deduction for certain compensation in excess of that recognized for financial purposes. Such benefit arises from an increase in the market price of the stock under employee option agreements between the measurement date (as defined in APB No. 25) and the date at which the compensation deduction for income tax purposes is determinable. This benefit was recorded directly to additional paid-in capital in 2003 and 2002 in the amount of $1.9 million and $2.9 million, respectively.

(12) REPORTABLE SEGMENTS

        Effective January 1, 2003, the Company realigned its internal operating units by aggregating similar service offerings with organizational supervision and decision-making authorities. As a result, the Company condensed its operating segments into three business units: Wireline, Wireless and New Markets. Wireline includes the former ILEC and CLEC business units, the State of Texas wireline portion of the former Direct business unit and call handling products, also formerly reported under the Direct business unit. New Markets, which carries responsibility for services and products that are in the early stages of development or market penetration, currently includes IntelliCastSM and NRLLDB. IntelliCastSM results were previously reported as part of the Direct business unit and NRLLDB results were previously reported as part of the Corporate business unit. No changes were made to the Wireless segment as previously reported.

        In 2003, the Company also began allocating indirect expenses from corporate support groups to Wireline, Wireless and New Markets based on the percentage of total Company revenue each unit generates in the reported period. These expenses, which include indirect costs, corporate overhead and income taxes, were previously reported as part of the Corporate business unit. Direct costs include all costs directly attributable to a business unit's operations and revenue-earning activities. Indirect business unit costs include the costs of business unit support functions, including sales and marketing, general and administrative and research and development. Corporate overhead includes these same costs allocated from corporate to business unit. Income taxes are also allocated to the new segments based on the percentage of income before taxes each unit generated in the period. The Company believes this methodology improves its financial reporting as each unit is fully burdened with an appropriate allocation of the Company's operating expenses and income taxes if the segment was profitable in the period reported. The expenses allocated from Corporate are shown as a separate line item below direct and indirect costs.

        Corresponding items for segments in periods prior to January 1, 2003 have been reclassified to conform to the Company's new segments. The Company does not segregate assets between segments as it is currently impractical to do so.

	For the Year Ended December 31, (dollars in thousands)
	WIRELINE			WIRELESS			NEW MARKETS			TOTAL
	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001
Data management	$54,688	$54,390	$46,515	$36,368	$24,919	$10,945	$1,842	$1,046	$485	$92,898	$80,355	$57,945
Maintenance	16,340	13,316	7,053	—	—	—	—	—	—	16,340	13,316	7,053
Systems	11,978	12,821	11,630	—	500	148	—	—	—	11,978	13,321	11,778
Professional services	830	306	1,411	2,608	416	—	—	—	—	3,438	722	1,411

Total revenue	83,836	80,833	66,609	38,976	25,835	11,093	1,842	1,046	485	124,654	107,714	78,187
Direct costs	39,890	38,954	34,335	21,574	14,761	11,631	4,641	2,748	1,235	66,105	56,463	47,201
Indirect business unit costs	8,595	10,164	7,888	4,692	4,624	2,502	4,271	2,564	439	17,558	17,352	10,829
Corporate overhead	16,176	20,912	21,646	7,476	6,536	3,601	313	261	157	23,965	27,709	25,404

Total costs and expenses	64,661	70,030	63,869	33,742	25,921	17,734	9,225	5,573	1,831	107,628	101,524	83,434
Income (loss) from operations	19,175	10,803	2,740	5,234	(86)	(6,641)	(7,383)	(4,527)	(1,346)	17,026	6,190	(5,247)
Net interest expense	(752)	(852)	(492)	(352)	(272)	(83)	(14)	(10)	(4)	(1,118)	(1,134)	(579)

Income (loss) before income taxes	18,423	9,951	2,248	4,882	(358)	(6,724)	(7,397)	(4,537)	(1,350)	15,908	5,056	(5,826)
Income tax expense (benefit)	3,685	(4,324)	—	1,509	(1,622)	—	—	(60)	—	5,194	(6,006)	—

Net income (loss)	$14,738	$14,275	$2,248	$3,373	$1,264	$(6,724)	$(7,397)	$(4,477)	$(1,350)	$10,714	$11,062	$(5,826)

(13) EMPLOYEE BENEFIT PLAN

        The Company has a 401(k) plan under which eligible employees may defer up to 15% of their compensation subject to a maximum annual amount of $12,000. The Company may make matching contributions and discretionary contributions if approved by the board of directors. The Company matched 50% of employee contributions up to 6% of the employee's salary to the extent these matching contributions did not exceed $2,000 in 2003, 2002 and 2001. Matching contributions vest 35%, 70% and 100% for one, two and three years of service, respectively. The total expense related to the employer match was approximately $792,000, $802,000 and $625,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Employee and employer contributions are not directly invested in Company stock.

(14) RELATED PARTY TRANSACTIONS

Lucent and NV Partners II L.P.

        As described in Note 3, the Company acquired LPSS from Lucent in May 2001.

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

        Ameritech is also one of the Company's most significant customers, as evidenced by the fact that the Company recognized revenue from SBC of $21.2 million, $11.0 million and $9.9 million during the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, SBC owed the Company approximately $2.8 million and $1.9 million, respectively, for services provided. During the years ended December 31, 2003, 2002 and 2001, the Company paid SBC $2.1 million, $2.2 million and $1.6 million, respectively, for leases. As of December 31, 2003 and 2002, the Company owed $3.8 million and $4.0 million, respectively, pursuant to the same leases. The leases generally have interest rates ranging from 6.27% to 8.50%, require monthly payments and have expiration dates varying through December 2006.

TechnoCom Corporation

        During the year ended December 31, 2002, the Company purchased 294,118 shares of TechnoCom Corporation's Series A Preferred Stock for $500,000, representing 2.9% of the aggregate dilutive voting power of TechnoCom as of September 30, 2002. The Company does not exercise any control or influence over TechnoCom and does not have any board representation. As a result, the Company has accounted for its investment on a cost rather than equity basis. TechnoCom is under contract to provide development and implementation services to the Wireless business unit in connection with the Company's PDE service offering. TechnoCom also provides subcontracted services to the Company's ILEC customers. During the years ended December 31, 2003 and 2002, the Company paid TechnoCom $316,000 and $955,000, respectively, for their services.

(15) MAJOR CUSTOMERS

        Revenue from certain customers exceeded 10% of total revenue for each of the respective years as follows:

	2003	2002	2001
SBC	18%	16%	13%
Verizon	15%	16%	12%
Bell South	11%	12%	13%
Qwest	11%	12%	12%

        Accounts receivables from certain customers exceeded 10% of total accounts receivable as of December 31 for each of the respective years as follows:

	2003	2002	2001
SBC	19%	10%	34%
Bell South	7%	6%	5%
Qwest	8%	7%	11%
Verizon	7%	9%	15%

        Contracts with certain of these customers have a ten-year duration through 2010 and provide for fixed monthly fees based upon the number of subscriber records managed and upon the services selected by the customer. All of these customers are in the Company's Wireline and Wireless business units.

(16) QUARTERLY INFORMATION (UNAUDITED)

        The following summarizes selected unaudited quarterly financial information for each of the two years in the period ended December 31, 2003:

	Three months ended,
	March 31,		June 30,		September 30,		December 31,
	2003	2002	2003	2002	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
Revenue	$29,869	$24,239	$30,151	$26,384	$31,683	$27,352	$32,951	$29,739
Direct costs	16,758	13,112	15,590	14,033	16,418	13,267	17,339	16,081
Net income (loss)	$1,142	$313	$2,584	$(2,878)	$3,102	$3,946	$3,886	$9,681

Net income (loss) per share:
Basic	$0.07	$0.02	$0.17	$(0.19)	$0.20	$0.26	$0.25	$0.63
Diluted	$0.07	$0.02	$0.16	$(0.19)	$0.18	$0.24	$0.23	$0.61
Shares used in computing net income (loss) per share:
Basic	15,503	15,082	15,541	15,188	15,750	15,238	15,767	15,265

Diluted	15,863	16,773	16,353	16,665	17,237	16,246	17,181	15,951

        During the quarter ended June 30, 2002, the Company recorded a $4.7 million asset impairment charge relating to inventory. In addition, during the quarter ended December 31, 2002, the Company recognized a tax benefit of $6.0 million relating primarily to a reversal of deferred tax valuation allowances. During the quarter ended December 31, 2003, the Company recognized a tax benefit of $445,000 due to a change in estimate of its effective tax rate, primarily due to lower than expected operating income.

(17) SUBSEQUENT EVENTS

        On February 3, 2004, the Company entered into a Share Purchase Agreement to acquire bmd wireless AG, a Swiss corporation headquartered in Zug, Switzerland. bmd wireless provides core network messaging solutions, enabling cross network mobile and application messaging traffic for a wide range of mobile operators and service providers. Upon closing the acquisition on February 20, 2004, bmd wireless became a wholly owned subsidiary of Intrado.

        Under the terms of the agreement, the Company acquired all of the outstanding common stock of bmd wireless in exchange for:

  •
  approximately $4.3 million of cash;

  •
  700,002 shares of common stock; and

  •
  an obligation to issue up to 200,000 additional shares of common stock (the "Earn-out Shares") during the first quarter of 2005, subject to bmd's attainment of specified revenue targets for the year ending December 31, 2004.

        Under the earn-out provision, the Company will issue 0.02 Earn-out Shares for each US$1.00 of qualifying 2004 revenue, as defined in the Share Purchase Agreement, up to a maximum of 200,000 Earn-out Shares. This consideration excludes a finder's fee, payable to bmd wireless' representative agent, equal to $200,000, 35,000 shares of common stock and up to 10,000 Earn-out Shares.

        bmd wireless will focus primarily on designing, building and delivering messaging platforms, tools and solutions for wireless service providers. bmd's product offerings include the following:

  •
  Wireless Application Messaging Server, which enables global SMS access to applications and services;

  •
  Personal Call Collector, which captures attempted or missed calls when a mobile user is out of coverage, not reachable or when no voice mail is left; and

  •
  SMS Spam Filtering, which offers functionality to block unsolicited SMS messages from on-net or off-net sources.

        On February 19, 2004, the Company entered into the Fifth Amendment to its Loan and Security Agreement with General Electric Capital Corporation in order to ensure that the Company will have additional flexibility in conducting domestic and international operations by eliminating the requirement to obtain the Lender's consent for:

  •
  An acquisition or acquisitions that, in aggregate, are valued at less than $15.0 million; or

  •
  Inter-company transfers of funds between the Company and any foreign subsidiary, that, in aggregate, would exceed a $2.0 million balance at any point in time.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On June 6, 2002 our Board of Directors, based on the recommendation of our Audit Committee, dismissed Arthur Andersen LLP ("Arthur Andersen") as our independent auditors and engaged PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") as our new independent auditors.

        Arthur Andersen's report on our consolidated financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

        During the year ended December 31, 2001 and the interim period ending June 6, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        During the year ended December 31, 2001 and the interim period ending June 6, 2002, neither we nor anyone acting on our behalf consulted PricewaterhouseCoopers with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K. However, our Audit Committee engaged PricewaterhouseCoopers beginning in November 2001 to perform a limited scope evaluation of our internal control systems. The review was completed in June 2002. The fees paid to PricewaterhouseCoopers for these services were less than $60,000.

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

ITEM 9A.    CONTROLS AND PROCEDURES

        We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

        In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Conclusions

        Based upon our evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information relating to Intrado and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, that our financial statements are fairly presented in conformity with generally accepted accounting principles and that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item will be contained in our definitive Proxy Statement with respect to the 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement") and is hereby incorporated by reference thereto.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this item will be contained in the 2004 Proxy Statement and is hereby incorporated by reference thereto.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this item will be contained in the 2004 Proxy Statement and is hereby incorporated by reference thereto.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required by this item will be contained in the 2004 Proxy Statement and is hereby incorporated by reference thereto.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this item will be contained in the 2004 Proxy Statement and is hereby incorporated by reference thereto.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1)    Financial Statements

        The financial statements filed as part of this report are listed on the index to financial statements on page 46.

  (2)    Financial Statement Schedules

        All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the Financial Statements or Notes thereto.

  (3)    Exhibits

Exhibit Number		Description
3.01	(1)	Restated Certificate of Incorporation.
3.02	(2)	Amended and Restated Bylaws.
4.01	(3)	Form of Certificate for Common Stock.
4.02	(3)	Reference is made to Exhibits 3.01 and 3.02.
4.03	(4)	Certificate of Designation for Series A Preferred Stock.
10.01	(3)	1990 Stock Option Plan.
10.02	(3)	1998 Stock Incentive Plan.
10.03	(3)	1998 Employee Stock Purchase Plan, as amended.
10.04	(3)	Form of Directors' and Officers' Indemnification Agreement.
10.05	(3)†	9-1-1 Services Agreement between Ameritech Information Systems, Inc. and SCC Communications Corp., signed August 31, 1994.
10.06	(3)†	Agreement for Services between SCC Communications Corp. and U S West Communications, Inc., dated December 28, 1995.
10.07	(3)†	Services Agreement No. PR-9026-L between SCC Communications Corp. and BellSouth Telecommunications, Inc., dated October 13, 1995.
10.08	(5)	Genesis Select Corporation and SCC Communications Corp. Common Stock Purchase Warrant Agreement, dated April 19, 2000.
10.09	(6)	General Electric Capital Corporation Loan and Security Agreement, dated as of July 31, 2001.
10.10	(2)	First Amendment to General Electric Loan and Security Agreement, dated July 1, 2002.
10.11	(1)	Second Amendment to General Electric Loan and Security Agreement, dated September 26, 2002.
10.12	(4)	Third Amendment to General Electric Loan and Security Agreement, dated September 26, 2002.
10.13	(7)	Fourth Amendment to General Electric Loan and Security Agreement, dated September 26, 2002.
10.14	(7)	Fifth Amendment to General Electric Loan and Security Agreement, dated September 26, 2002.
10.15	(2)	Stock Purchase Agreement, dated February 3, 2004.
14.01	(7)	Code of Ethics.

21.01	(7)	List of Subsidiaries.
23.01	(7)	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
31.01	(7)	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	(7)	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	(7)	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	(7)	Certification of Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference from exhibits included in the Registrant's Form 10-Q for the Quarter ended September 30, 2002.

(2)
Incorporated by reference from exhibits included in the Registrant's Form 10-Q for the Quarter ended June 30, 2002.

(3)
Incorporated by reference from exhibits included in the Registrant's Registration Statement on Form S-1 (File No. 333-49767), as amended.

(4)
Incorporated by reference from exhibits included in the Registrant's Form 10-Q for the Quarter ended June 30, 2003.

(5)
Incorporated by reference from exhibits included in the Registrant's Form 10-Q for the Quarter ended June 30, 2000.

(6)
Incorporated by reference from exhibits included in the Registrant's Form 10-Q for the Quarter ended September 30, 2001.

(7)
Filed herewith.

(b)
Reports on Form 8-K.    On October 23, 2003, we filed a Current Report on Form 8-K to provide information about our third quarter 2003 earnings. This information was furnished pursuant to Item 12 as "Results of Operation and Financial Condition" and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act (including this Annual Report on Form 10-K), except as expressly set forth by specific reference in such a filing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 2, 2004.

INTRADO INC. a Delaware Corporation
By:	/s/ MICHAEL D. DINGMAN, JR.
Name:	Michael D. Dingman, Jr.
Title:	Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 2, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ GEORGE K. HEINRICHS George K. Heinrichs	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ MICHAEL D. DINGMAN, JR. Michael D. Dingman, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ STEPHEN O. JAMES Stephen O. James	Director
/s/ DAVID KRONFELD David Kronfeld	Director
/s/ MARY BETH VITALE Mary Beth Vitale	Director
/s/ WINSTON J. WADE Winston J. Wade	Director
/s/ DARRELL A. WILLIAMS Darrell A. Williams	Director
/s/ ART ZEILE Art Zeile	Director

EXHIBIT INDEX(1)

Exhibit Number		Description
10.13	(2)	Fourth Amendment to General Electric Loan and Security Agreement, dated September 26, 2002.
10.14	(2)	Fifth Amendment to General Electric Loan and Security Agreement, dated September 26, 2002.
10.15	(2)	Stock Purchase Agreement, dated February 3, 2004.
14.01	(2)	Code of Ethics.
21.01	(2)	List of Subsidiaries.
23.01	(2)	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
31.01	(2)	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.02	(2)	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.01	(2)	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	(2)	Certification of Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Excludes exhibits incorporated by reference. For a list of exhibits incorporated by reference, refer to "Item 15. Exhibits" above.

(2)
Filed herewith.