Form 10-Q
period 2004-03-31
INTRADO INC
filed 2004-05-10
CIK 924505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2004

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

Yes ☒    No ☐

As of May 5, 2004, there were 17,270,854 shares of common stock outstanding.

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

•                  Whether our efforts to expand into European and other international markets will prove to be economically viable and whether we will be able to generate revenue sufficient to justify our investment in bmd wireless AG;

•                  Adverse trends in the telecommunications industry in general, including bankruptcy filings by our customers, such as MCI (formerly known as WorldCom, Inc.) and other factors that are beyond our control;

•                  Whether our investments in research and development and capitalized software will expand our service offerings and prove to be economically viable;

•                  Competition in service, price and technological innovation from entities with substantially greater resources;

•                  Constraints on our sales and marketing channels due to the fact that many of our customers compete with each other;

•                  Our ability to accurately predict, control and recoup the large amount of up-front expenditures necessary to serve new customers and possible delays in sales cycles;

•                  Our ability to expand our services beyond our traditional business and into the highly competitive data management industry, such as our IntelliBaseSM National Repository Line Level Database and IntelliCastSM Target Notification services;

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

•                  Our ability to economically attract, motivate and retain high-quality employees with skills that match our business needs;

•                  Developments in telecommunications regulation and the unpredictable manner in which existing or new legislation and regulation may be applied to our business;

•                  The possibility that we may be required to treat the value of the stock options granted to employees and directors as compensation expense if proposals that are currently under consideration by accounting standards organizations and governmental authorities are adopted; and

•                  Developments in governance, accounting and financial regulations, including Section 404 of the Sarbanes-Oxley Act of 2002 and their unpredictable impact on general and administrative expenses.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed risks included in our 2003 Annual Report on Form 10-K under the caption “Item 1. Business—Risk Factors,” our other Securities and Exchange Commission filings and our press releases.

2

PART I - FINANCIAL INFORMATION

INTRADO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data; Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Wireline	$20,429	$20,871
Wireless	10,862	8,626
New Markets	841	372
Total revenues	32,132	29,869

Costs and expenses:
Direct costs—Wireline	10,913	10,287
Direct costs—Wireless	5,804	5,256
Direct costs—New Markets	1,322	1,215
Sales and marketing	4,624	4,410
General and administrative	5,554	6,097
Research and development	583	602
Total costs and expenses	28,800	27,867
Income from operations	3,332	2,002

Other income (expense):
Interest and other income	87	35
Interest and other expense	(368)	(266)
Income before income taxes	3,051	1,771

Income tax expense	1,130	629

Net income	$1,921	$1,142

Net income per share:
Basic	$0.12	$0.07
Diluted	$0.11	$0.07

Shares used in computing net income per share:
Basic	16,631,019	15,502,936
Diluted	17,957,929	15,862,929

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands; Unaudited)

	March 31, 2004	December 31, 2003

ASSETS

Current assets:
Cash and cash equivalents	$38,631	$37,981
Accounts receivable, net of allowance for doubtful accounts of $399 and $357, respectively	14,493	15,678
Unbilled revenue	1,263	1,560
Prepaids and other	3,054	1,695
Deferred contract costs	4,339	4,195
Deferred income taxes	10,810	11,105

Total current assets	72,590	72,214

Property and equipment, net of accumulated depreciation of $40,843 and $38,808, respectively	25,030	26,220
Goodwill, net of accumulated amortization of $1,394	43,455	24,517
Other intangibles, net of accumulated amortization of $5,283 and $6,172, respectively	5,303	5,586
Deferred contract costs	3,088	2,865
Software development costs, net of accumulated amortization of $6,208 and $6,189, respectively	14,811	12,910
Other assets	635	955

Total assets	$164,912	$145,267

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$10,774	$10,906
Current portion of capital lease obligations	2,068	2,935
Current portion of notes payable	4,250	4,250
Mandatorily redeemable preferred stock payable	4,504	4,435
Deferred contract revenue	15,211	15,733

Total current liabilities	36,807	38,259

Capital lease obligations, net of current portion	1,667	1,488
Line of credit	2,000	2,000
Deferred rent, net of current portion	1,601	1,566
Notes payable, net of current portion	4,833	5,917
Mandatorily redeemable preferred stock payable	4,228	4,159
Deferred contract revenue	6,647	6,355
Deferred tax liability	1,058	1,081

Total liabilities	58,841	60,825

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; 9,104 issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 17,193,989 and 16,164,007 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	18	16
Additional paid-in capital	108,650	88,944
Accumulated deficit	(2,597)	(4,518)

Total stockholders’ equity	106,071	84,442

Total liabilities and stockholders’ equity	$164,912	$145,267

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands; Unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$1,921	$1,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,879	4,032
Tax benefit for stock option exercises	1,013	60
Accretion of interest on mandatorily redeemable preferred stock payable	138	—
Other	118	57

Change in:
Accounts receivable and unbilled revenue	1,784	1,722
Prepaids and other assets	(958)	101
Deferred contract costs	(306)	(198)
Deferred income taxes	102	569
Accounts payable and accrued liabilities	(346)	1,367
Deferred revenue	(343)	(2,264)
Net cash provided by operating activities	7,002	6,588

Cash flows from investing activities:
Acquisition of property and equipment	(485)	(929)
Capitalized software development costs	(1,971)	(1,428)
Acquisition, net of cash acquired	(4,374)	—
Net cash used in investing activities	(6,830)	(2,357)

Cash flows from financing activities:
Principal payments on capital lease obligations	(958)	(877)
Principal payments on notes payable and Lucent inventory payable	(1,084)	(1,363)
Proceeds from exercise of stock options and warrants	2,520	641
Net cash provided by (used in) financing activities	478	(1,599)

Net increase in cash and cash equivalents	650	2,632

Cash and cash equivalents, beginning of period	37,981	12,895
Cash and cash equivalents, end of period	$38,631	$15,527

Supplemental schedule of noncash financing and investing activities:

Property and equipment acquired under capital leases and accounts payable	$294	$36

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the consolidated financial position, results of operations and cash flows of Intrado Inc. (“Intrado” or the “Company”) for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for subsequent quarterly periods or for the entire fiscal year ending December 31, 2004.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period’s presentation.

Software

For the three months ended March 31, 2004, the Company capitalized $2.0 million of expenses related to software products which reached technological feasibility and recognized $1.1 million in amortization expense related to capital software products.  Additionally, in conjunction with the Company’s acquisition of bmd wireless AG on February 20, 2004, the Company acquired $1.1 million of capitalized software.  For the three months ended March 31, 2003, the Company capitalized $1.4 million of expenses and amortized $1.2 million.

Income Taxes

For the three months ended March 31, 2004, the Company recognized $1.1 million of income tax expense, based upon the Company’s estimate of a 37.0% effective tax rate for the year ending December 31, 2004.  For the three months ended March 31, 2003, the Company recognized $629,000 of income tax expense based on the Company’s estimate of a 35.5% effective tax rate for the year ending December 31, 2003.

Stock-Based Compensation Plans

At March 31, 2004, the Company has two stock-based employee compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or “SFAS 123,” to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended March 31,
	2004	2003

Net income, as reported	$1,921	$1,142
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(717)	(1,509)

Pro forma net income (loss)	$1,204	$(367)

Earnings (loss) per share:
Basic – as reported	$0.12	$0.07
Basic – pro forma	$0.07	$(0.02)

Diluted – as reported	$0.11	$0.07
Diluted – pro forma	$0.07	$(0.02)

NOTE 2 – ACQUISITION

bmd wireless AG

On February 3, 2004, the Company entered into a share purchase agreement to acquire bmd wireless AG (“bmd”), a Swiss corporation headquartered in Zug, Switzerland. bmd provides core network messaging solutions, enabling cross network mobile and application messaging traffic for a wide range of mobile operators and service providers. Upon closing the acquisition on February 20, 2004, bmd became a wholly owned subsidiary of Intrado.  Results of Operations for bmd from the date of acquisition are reported under the Wireless Business Unit.  bmd will focus primarily on designing, building and delivering messaging platforms, tools and solutions for wireless service providers. bmd’s product offerings include the following:

•                  Wireless Application Messaging Server, which enables mobile operators and service providers to offer global cross network short message services, or SMS, to their customers;

•                  Personal Call Collector, which captures attempted or missed calls when a mobile user is out of coverage, not reachable or when no voice mail is left; and

•                  SMS Spam Filtering, which offers functionality to block unsolicited SMS messages from on-net or off-net sources.

Under the terms of the agreement, the Company acquired all of the outstanding common stock of bmd in exchange for:

•                  approximately $4.3 million of cash;

•                  700,002 shares of common stock; and

•                  an obligation to issue up to 200,000 additional shares of common stock (the “Earn-out Shares”).

Under the earn-out provision, the Company will issue 0.02 Earn-out Shares for each $1.00 of qualifying revenue from January 1 through December 31, 2004, as defined in the share purchase agreement, up to a maximum of 200,000 Earn-out Shares.  The Earn-out Shares will be issued within five days of the Company’s filing of its 2004 Annual Report on Form 10-K, but in no event later than April 10, 2005.

In conjunction with the acquisition of bmd, the Company also paid a finder’s fee, payable to bmd’s representative agent, equal to $200,000, 35,000 shares of common stock, and up to 10,000 Earn-out Shares.

Under the purchase method of accounting, the Company recorded an aggregate purchase price (excluding the Earn-out provision) of approximately $20.9 million, which consisted of approximately $4.3 million in cash, $16.1 million in Intrado common stock, and $503,000 in deal costs and other incurred liabilities, which primarily consisted of fees paid for legal, accounting and financial advisory services. A total of 735,002 Intrado shares were issued in the transaction. The bmd shareholders tendered all of the outstanding shares of bmd.  The value of the stock issued by the Company was calculated as $21.91, based upon the average closing price of the Company's common stock for the five trading days beginning on January 30, 2004 and ending on February 5, 2004.

In accordance with Statement of Financial Accounting Standards 141, “Business Combinations,” or “SFAS 141,” the Company allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired, as well as core technology (capitalized software) and customer relationships, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on an independent appraisal. The assignment of goodwill to the Company's reportable segments for this acquisition has not yet been completed.  The amount of goodwill generated as a result of the acquisition will not be deductible for tax purposes.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or “SFAS 142,” goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The total purchase price has initially been allocated as follows (in thousands):

Current assets	$886
Property and equipment	202
Capitalized software	1,059
Goodwill	18,938
Intangible assets and other	304

Total assets acquired	21,389
Current liabilities	(210)
Deferred revenue – current	(103)
Deferred tax liability – current portion	(25)
Deferred tax liability – long-term	(170)

Total purchase price	$20,881

The Company acquired bmd wireless to provide increased breadth and depth across the Company’s commercial product offerings in domestic and international markets.  Management believes that integration of bmd’s key development capabilities, products and resources with the Company’s platforms and business models would enable the Company to design and build messaging solutions that allow wireless operators and service providers to offer innovative new services to their subscribers.

In performing this purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of bmd’s products. The fair value of intangible assets was primarily based on the replacement cost approach and the relief from royalty approach. The discount rates used were 20% for customer contracts and related relationships, and 25% for core technology (capitalized software).  These discount rates were determined after consideration of the Company’s rate of return on debt capital and equity, the weighted average return on invested capital, and the risk associated with achieving forecasted sales related to the technology and assets acquired from bmd. At March 31, 2004, identifiable intangible assets purchased in the bmd acquisition consist of the following (in thousands, except for useful life):

Identifiable Intangible Assets	Gross Value	Accumulated Amortization	Useful Life

Capitalized software	$1,059	$68	3 years
Customer contracts and related relationships	304	11	3 years
Balance, March 31, 2004	$1,363	$79

For the Year Ended	Estimated Amortization Expense
December 31, 2004	$378
December 31, 2005	454
December 31, 2006	454
December 31, 2007	77
$1,363

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Intrado and bmd, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each three-month period presented. The unaudited pro forma condensed combined statement of operations for the three months ended March 31, 2004 combines the historical results for Intrado for the three months ended March 31, 2004 and the historical results for bmd for the period preceding the acquisition of January 1 through February 19, 2004. The unaudited pro forma condensed combined statement of operations for the three months ended March 31, 2003 combines the historical results for Intrado for the three months ended March 31, 2003, and the unaudited historical results for bmd for the three months ended March 31, 2003.  The following amounts are in thousands, except per share amounts.

	Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Revenues	$32,486	$29,892
Net income	$2,048	$993
Basic income per share	$0.12	$0.06
Diluted income per share	$0.11	$0.06

NOTE 3 – INCOME PER SHARE

The Company presents basic and diluted earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted income per share.  Under this statement, basic income per share is determined by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  The treasury stock method, using the average price of the Company’s common stock for the period, is applied to determine dilution from options and warrants.  The as-if-converted method is used for convertible securities.  Antidilutive common stock options were not included in the calculations of diluted income per share for the quarters ended March 31, 2004 and 2003; these options totaled 132,171 and 1,692,007, respectively.

A reconciliation of the numerators and denominators used in computing per share net income is as follows (unaudited, in thousands except share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income	$1,921	$1,142
Denominator for basic income per share:
Weighted average common shares outstanding	16,631,019	15,502,936
Denominator for diluted income per share:
Weighted average common shares outstanding	16,631,019	15,502,936
Options issued to employees and warrants outstanding	1,326,910	359,993
Denominator for diluted income per share	17,957,929	15,862,929

NOTE 4 – STOCKHOLDERS’ EQUITY

In conjunction with the Company’s acquisition of bmd wireless AG on February 20, 2004, the Company issued 735,002 shares of common stock valued at $16.1 million, or $21.91 per share (Note 2).

NOTE 5 – REPORTABLE SEGMENTS

The Company manages its internal operating units by aggregating similar service offerings with organizational supervision and decision-making authorities. As a result, the Company maintains three business units: Wireline, Wireless and New Markets.  Wireline provides 9-1-1 data management systems and services, and call-handling products to incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), Independent Operating Companies (“IOCs”), Voice over Internet Protocol (“VoIP”) carriers, the State of Texas, and public safety answering points (“PSAPs”).  Wireless provides wireless E9-1-1 Phase I and Phase II and hosted Position Determination Entity (“PDE”) services to wireless carriers.  New Markets, which is responsible for services and products that are in the early stages of development or market penetration, currently includes IntelliCastSM and NRLLDB.

The Company also allocates indirect expenses from corporate support groups to Wireline, Wireless and New Markets based on the percentage of total Company revenue each unit generates in the reported period. These expenses include indirect costs, corporate overhead and income taxes. Direct costs include all costs directly attributable to a business unit’s operations and revenue-earning activities. Indirect business unit costs consist of the costs of business unit support functions, including sales and marketing, general and administrative, and research and development.  Corporate overhead includes these same costs allocated from corporate to the business units.  Income taxes are also allocated to the business units based on the percentage of income before taxes each unit generated in the period.  The expenses allocated from corporate are shown as a separate line item below direct and indirect costs.

The Company does not segregate assets between segments as it is currently impractical to do so.   The Company included the results of operations for bmd within the Wireless business unit for the period February 20, 2004 (date of acquisition) through March 31, 2004.

	For the Three Months Ended March 31, (Dollars in Thousands; Unaudited)
	WIRELINE		WIRELESS		NEW MARKETS		TOTAL
	2004	2003	2004	2003	2004	2003	2004	2003

Data management	$13,117	$14,177	$10,538	$8,376	$841	$372	$24,496	$22,925
Maintenance	4,103	3,507	38	—	—	—	4,141	3,507
Systems	3,057	3,125	13	—	—	—	3,070	3,125
Professional services	152	62	273	250	—	—	425	312
Total revenues	20,429	20,871	10,862	8,626	841	372	32,132	29,869

Direct costs	10,913	10,287	5,804	5,256	1,322	1,215	18,039	16,758
Indirect business unit overhead	2,335	2,082	1,397	1,496	606	1,284	4,338	4,862
Corporate overhead	4,110	4,365	2,120	1,804	193	78	6,423	6,247
Total costs and expenses	17,358	16,734	9,321	8,556	2,121	2,577	28,800	27,867

Operating income (loss)	3,071	4,137	1,541	70	(1,280)	(2,205)	3,332	2,002
Net interest expense	(180)	(161)	(93)	(67)	(8)	(3)	(281)	(231)

Income (loss) before taxes	2,891	3,976	1,448	3	(1,288)	(2,208)	3,051	1,771
Income tax expense	757	629	373	—	—	—	1,130	629

Net income (loss)	$2,134	$3,347	$1,075	$3	$(1,288)	$(2,208)	$1,921	$1,142

NOTE 6 – RELATED PARTY TRANSACTIONS

SBC Communications Inc. and Ameritech Corporation

The Company provides data management and consulting services pursuant to a service agreement dated August 31, 1994 with Ameritech Information Systems, a wholly owned subsidiary of SBC Communications Inc. (“SBC,” formerly known as Ameritech Corporation).  The Company leases personal property from SBC Capital Services, another wholly owned subsidiary of SBC. Ameritech Information Systems, Ameritech Credit Corporation and Ameritech Mobile Communications are affiliates of Ameritech Development Corp., which beneficially owned approximately 1.6 million shares of the Company’s common stock until June 2000. A member of the Company’s board of directors was a representative of Ameritech Development Corp. at the time the service and master lease agreements were executed.

Ameritech is also one of the Company’s most significant customers, as evidenced by the fact that the Company recognized revenue from SBC of $6.8 million and $2.7 million during the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004 and 2003, SBC owed the Company approximately $2.7 million and $932,000, respectively, for services provided. During the three months ended March 31, 2004 and 2003, the Company paid SBC $760,000 and $435,000, respectively, for leases. As of March 31, 2004 and 2003, the Company owed approximately $3.4 million and $3.6 million, respectively, pursuant to the same leases. The leases generally have interest rates ranging from 5.86% to 9.0%, require monthly payments and have expiration dates varying through February 2007.

TechnoCom Corporation

During the year ended December 31, 2002, the Company purchased 294,118 shares of TechnoCom Corporation’s Series A Preferred Stock for $500,000, representing 2.9% of the aggregate dilutive voting power of TechnoCom as of September 30, 2002. The Company does not exercise any control or influence over TechnoCom and does not have any board representation. As a result, the Company accounted for its investment on a cost rather than equity basis.  On March 25, 2004, TechnoCom redeemed the Company’s preferred stock by issuing a $500,000 promissory note, which bears interest at 4% per year. TechnoCom repaid $100,000 of the promissory note in April 2004.  The Company will receive principal and interest payments on the remaining $400,000 note balance in quarterly installments through June 2008.

TechnoCom is under contract to provide development and implementation services to the Wireless business unit in connection with the Company’s PDE product offering.  TechnoCom also provides subcontracted services to the Company’s ILEC customers.  During the three months ended March 31, 2004 and 2003, TechnoCom provided total services to the Company of $15,000 and $100,000, respectively.

NOTE 7 - LITIGATION

The Company is subject to various claims and business disputes in the ordinary course of business, none of which are considered to be material to the operations of the Company.

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105, “Loan Commitments Accounted For As Derivative Instruments” (“SAB 105”). SAB 105 summarizes the views of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The adoption of SAB 105 has not had, nor does the Company believe it will have, a material impact on our current or prospective financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

We provide 9-1-1 infrastructure, systems and services, as well as innovative solutions for telecommunications providers and public safety organizations. Our core business supports the nation’s 9-1-1 emergency response infrastructure for wireline, wireless and Voice over Internet Protocol, or VoIP, networks. The data we manage enables a 9-1-1 call to be routed to the appropriate public safety answering point, or PSAP. We provide callback data and the caller’s location. This critical information helps public safety organizations respond to calls for assistance. In addition, this data allows the telecommunications carriers to meet state and federal regulatory mandates. Since we launched our 9-1-1 data management services in 1994, our 9-1-1 data integrity infrastructure has provided virtually uninterrupted service to our telecommunications and public safety customers. Our customers include inter-exchange carriers, or IXCs, incumbent local exchange carriers, or ILECs, competitive local exchange carriers, or CLECs, wireless carriers, next generation VoIP carriers and a wide variety of state, local and federal government agencies.

We manage our internal operating units by aggregating similar offerings with organizational supervision and decision-making authorities. As a result, we have three business units: Wireline, Wireless and New Markets. Our revenue is derived from monthly data management services, sales of new hardware and software products and systems, ongoing software and hardware maintenance, software enhancements, and professional services.

The revenue derived from monthly data management services and ongoing maintenance of existing systems accounts for the majority of our revenue. We consider this “recurring revenue” as it is derived from long-term contracts with terms of up to 10 years. During the three months ended March 31, 2004, recurring revenue comprised $28.6 million, or 89.1%, of our total revenue of $32.1 million; during the three months ended March 31, 2003, recurring revenue was $26.4 million, or 88.5%, of our total revenue of $29.9 million.  The following is a summary level discussion of key business drivers in our business units. A more detailed discussion is contained in the analysis of the results of operations and our liquidity and capital resources section.

The following table represents revenue amounts (dollars in thousands; unaudited) and percentages by business unit:

	Three Months Ended March 31,
	Revenue		Percent
	2004	2003	2004	2003
Wireline	$20,429	$20,871	64%	70%
Wireless*	10,862	8,626	34%	29%
New Markets	841	372	2%	1%
Total	$32,132	$29,869	100%	100%

The following table represents total operating income amounts (dollars in thousands; unaudited) and percentages by business unit:

	Three Months Ended March 31,
	Operating Income		Percent
	2004	2003	2004	2003
Wireline	$3,071	$4,137	92%	207%
Wireless*	1,541	70	46%	3%
New Markets	(1,280)	(2,205)	(38)%	(110)%
Total	$3,332	$2,002	100%	100%

*  Includes results of operations for bmd wireless AG for the period February 20, 2004 through March 31, 2004 of revenues of $116,000 and an operating loss of $83,000.

As our revenue has grown, we have achieved significant operating expense leverage, resulting in increased operating profitability. We have made additional investments in facilities, personnel and infrastructure to support new market and product opportunities. We have also reallocated resources when necessary to support our initiatives.

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

Revenue Recognition

Amortization periods on remaining deferred revenue and cost balances:  As of March 31, 2004, we had approximately $21.9 million in deferred revenue and $7.4 million in deferred costs. Of these amounts, $15.2 million of the deferred revenue balance and $4.3 million of the deferred cost balance was classified as short-term. The majority of these balances relates to services previously provided to wireless customers and require deferral under Staff Accounting Bulletin 104, “Revenue Recognition,” or “SAB 104,” since we have remaining service obligations to those customers. It has been our policy to amortize these balances over the remaining future service periods, which historically has been the remaining contractual life. In most cases, we engage in renewal strategies well before the end of the contract. However, we cannot estimate with any certainty which contracts will be extended and for how long. This is especially relevant in the wireless segment, based on uncertainty that exists within the industry due to potential consolidation of carriers and the financial decisions our customers have made in the past or may make in the future related to utilizing our service offerings. Therefore, we have not extended the amortization periods for the remaining balances beyond the existing contractual life. As there can be no assurance that the contracts will be extended, or, if extended, for what period of time, we continue to believe that the best estimate of the customer relationship period is the existing contractual life.

Use of estimates and judgment related to recognizing revenue for percentage of completion and multiple element arrangements:  The majority of our revenue is derived from long-term contracts with our customers and is recognized ratably over the term of the contract as products and services are provided. In certain situations, we also recognize revenue on a percentage-of-completion basis, as prescribed by Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” or “SOP 81-1.” In these situations, we develop and utilize estimates to ratably recognize costs and revenue as work is completed relative to the total estimated time and costs to complete projects. Delays in completing projects and/or significant changes to original cost estimates could adversely impact future periods in that additional costs or amortization periods for both revenue and expenses may be necessary. We also deliver products and services that are part of multiple element arrangements. Utilizing the criteria from SAB 104 and Statement of Position 97-2, “Software Revenue Recognition,” or “SOP 97-2,” we also rely upon the guidance in Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables,” or “EITF 00-21,” which requires us to evaluate vendor specific objective evidence for contracts under SOP 97-2 and vendor objective evidence for contracts under SAB 104 to determine the fair value of elements delivered in situations where multiple element arrangements exist.

Software Capitalization

As of March 31, 2004, we had $14.8 million in net capitalized software assets.

Capitalization of software under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” or “SOP 98-1,” requires judgment in determining:

•                When and if a project is in the application development stage;

•               When the software is available for general release and its intended use;

•               The expected benefits to be derived from the software product;

•               The useful life of the software product; and

•               The future recoverability of the capitalized amounts.

Capitalization of software under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” or “SFAS 86,”requires judgment in determining:

•                When and if a project has reached technological feasibility;

•                When the software is available for general release;

•                The expected benefits to be derived from the software product;

•                The useful life of the software product; and

•                The future recoverability of the capitalized amounts.

In assessing the recoverability of our existing capitalized software assets, we rely on estimates and judgments to determine the net realizable value of each product. When evaluating the net realizable value of a given product, we prepare a forward-looking business case that includes an assessment of future expected benefits to be derived from the asset. The expected benefits are compared to the direct costs associated with the delivery and ongoing support of the product to arrive at a contribution margin, defined as expected benefits less direct costs. This contribution margin is compared to the current carrying value of the asset at the reporting date. If the contribution margin exceeds the current asset carrying value plus any additional investments, such as hardware or additional development required to enhance or maintain the product, no impairment is recorded. If the contribution margin is less than the carrying value, the asset carrying value is impaired to equal the expected contribution margin. Our ability to estimate future expected benefits to be derived from the asset, with a measured degree of probability is the most significant factor in our impairment analysis. If our estimate of expected benefits changes significantly in any given period, we could record impairment charges for certain assets.

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

When we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on estimated discounted cash flows expected to result from the use of the asset and its eventual disposition and compare the result to the asset’s carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over its estimated fair value. There were no impairment losses in 2003 or the first three months of 2004. During the three months ended March 31,

2004, we added approximately $18.9 million of goodwill in conjunction with our acquisition of bmd wireless AG on February 20, 2004.

Allowances

We maintain allowances and reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and for credit memos which may be granted to customers in future periods that relate to revenue recognized in current periods. If the financial condition of our customers were to deteriorate, or concessions or discounts are granted in future periods which exceed our estimates, additional allowances and reserves may be required. The allowance for doubtful accounts as of March 31, 2004 was $399,000, up from $357,000 at December 31, 2003 and the reserve for credit memos was $144,000, up from $141,000 at December 31, 2003. Deterioration in the financial condition of our current customers may cause our allowance for doubtful accounts to increase and our future operating results to be adversely affected. In the normal course of our business, we may be involved in billing disputes with certain customers. The resolution of these disputes may result in the granting of credit memos to the customer. We believe that we are adequately reserved for potential bad debts and credit memos at March 31, 2004.

Deferred Tax Assets

Based on all available evidence, it continues to be more likely than not that net deferred tax assets of $9.8 million at March 31, 2004 will be realized. The majority of the deferred income taxes relates to available net operating loss, or NOL, and research and development credit carryforwards. There is no assurance that we will generate the expected taxable income projected in making this determination or that all of our NOL carryforwards will be utilized in the manner we expect. As additional evidence becomes available, we will continue to evaluate our estimates and judgments related to the recoverability of deferred tax assets as required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or “SFAS 109.”. We currently do not have a reserve against our net deferred tax asset. If expected taxable income is not generated in current or future years, it may be necessary to reverse some or all of the tax benefit recorded, adversely impacting tax expense and net income in current or future periods.

Discussion of Operating Results

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total Company

The following table sets forth, for the periods indicated, our consolidated statements of operations reflected as a percentage of total revenues:

	Three Months Ended March 31,
	2004	2003
Revenues	100.0%	100.0%
Costs and expenses:
Direct costs	56.1%	56.1%
Sales and marketing	14.4%	14.8%
General and administrative	17.3%	20.4%
Research and development	1.8%	2.0%
Total costs and expenses	89.6%	93.3%
Income from operations	10.4%	6.7%
Interest expense, net	(0.9)%	(0.8)%
Income before income taxes	9.5%	5.9%
Income tax expense	3.5%	2.1%
Net income	6.0%	3.8%

Revenues

Total revenues increased $2.3 million to $32.1 million.  This increase is primarily attributable to higher revenues in the Wireless and New Markets units, offset by a decrease in Wireline revenues.

Wireline revenues decreased from $20.9 million to $20.4 million for the three months ended March 31, 2004.  The decrease is primarily attributable to lower recurring data management services revenues and lower non-recurring revenues from software enhancements.  The lower recurring revenues of $17.2 million, which consist of data management and maintenance revenues, are a result of consolidation in the CLEC industry and renegotiation and extension of certain long-term ILEC contracts.  The lower non-recurring revenues of $3.2 million, which include systems and professional services revenues, are attributable to a large software enhancement that was delivered in the first quarter of 2003 and did not recur during the same period in 2004.  The overall decrease is partially offset by increased ILEC revenues for ongoing maintenance of previously delivered software enhancements, and a $2.0 million Palladium Innovations sale.

Wireless revenues increased $2.2 million to $10.9 million for the three months ended March 31, 2004 as a result of continued deployments of Phase I and Phase II services.

New Markets revenues increased to $841,000 for the three months ended March 31, 2004 as a result of recurring IntelliCastSM revenues and increased NRLLDB transactional revenues.

Costs

Total costs increased $933,000, or 3%, while revenue increased $2.3 million, or 8%, during the first quarter of 2004 as compared to the same period in 2003.  The significant areas where costs increased include:

•                  Compensation and fringe expense (consisting of payroll taxes, accrued vacation, costs to provide medical coverage, 401(k) employer match, etc.), which increased approximately $600,000 due to annual merit increases and higher bonus accruals;

•                  Consulting and contract services, which increased approximately $700,000 due to increased outsourcing of technical support on certain projects;

•                  Direct costs in our Wireline business unit, which  increased approximately $800,000 due to a large Palladium innovations sale which carries a lower gross margin due to required hardware purchases;

•                  Legal and accounting fees, including property and sales taxes, which increased approximately $300,000, due to increased governance efforts and higher taxable bases in various jurisdictions; and

•                  Previously deferred costs recognized in the first quarter of 2004, which increased to approximately $1.3 million from $750,000 for the same period in 2003.

The significant areas where costs decreased include:

•                  Telecommunications expenses, which decreased approximately $500,000.  Costs were higher in 2003 due to a vendor-related pass through expense of $240,000 that did not recur in 2004.  The remaining decrease was a result of operational efficiencies and contract renegotiations with vendors;

•                  Rent expenses, which decreased $280,000 as a result of a corporate headquarters rent-related expense item of $120,000 in 2003 that did not recur in 2004 and a $160,000 reduction in rent expense in March 2004 following the favorable resolution of a billing dispute with a vendor;

•                  Marketing expenses, which decreased $180,000 as a result of a credit received from a vendor for past services provided; and

•                  Deferred costs for revenue recognition purposes under Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104, which increased from $1.1 million to $1.3 million.  Similarly, the amount of current period costs deferred for capitalized software purposes under either Statement of Financial Accounting Standards No. 86,

“Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” or SFAS 86, or Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” or SOP 98-1, increased from $1.4 million to $2.0 million.

Income Before Income Taxes

Income before income taxes increased to $3.1 million:

•                  Wireline income before taxes was $2.9 million compared to $4.0 million in 2003.  The decrease is primarily attributable to a large sale of a Palladium Innovations solution, which carries  a lower margin than sales of traditional 9-1-1 services and enhancements, and an increase in outside consulting fees incurred in conjunction with a large internal technical project.

•                  Wireless income before taxes increased $1.4 million.  The increase is primarily a result of a $2.2 million increase in revenues without a corresponding increase in expenses.

•                  New Markets loss before taxes decreased $920,000.  The lower loss was attributable to higher IntelliCastSM and NRLLDB revenues and lower related indirect expenses.

Income Tax Expense

Income tax expense increased to $1.1 million based on a higher effective tax rate in 2004 of 37% compared to 35.5% in 2003, and higher income before taxes of $3.1 million compared to $1.8 million.  The increase in the effective tax rate is based on higher expected income before taxes and an estimated reduction in the research and development tax credit expected in 2004, as compared to 2003.

Balance Sheet Items

Current assets increased to $72.6 million at March 31, 2004.  This increase is primarily a result of the following factors:

•                  Cash and cash equivalents increased to $38.6 million at March 31, 2004. The increase is attributable to net cash provided by operating activities of $7.0 million, and net cash provided by financing activities of $478,000, offset by net cash used in investing activities of $6.8 million.

•                  Prepaids and other increased to $3.1 million at March 31, 2004, primarily due to advance payments for annual maintenance expenses.

The increase was partially offset by a $1.5 million decrease in accounts receivable and unbilled revenue to $15.7 million at March 31, 2004. This decrease is attributable to improvements in collections and days sales outstanding, which decreased from 48 days at December 31, 2003 to 46 days at March 31, 2004.

Non-current assets increased to $92.3 million at March 31, 2004, primarily due to the following:

•                  Goodwill increased $18.9 million to $43.4 million at March 31, 2004, in conjunction with our acquisition of bmd wireless AG on February 20, 2004.

•                  Software development costs increased to $14.8 million at March 31, 2004 due to investments in several significant projects that reached technological feasibility during 2003, and due to our acquisition of $1.1 million in capitalized software in conjunction with our purchase of bmd wireless AG on February 20, 2004.  The increase was partially offset by amortization expense.

•                  Property, plant and equipment, net decreased to $25.0 million at March 31, 2004, primarily attributable to depreciation expense.

•                  Other assets decreased to $635,000 at March 31, 2004 as a result of our receipt of a current receivable and long-term note receivable from TechnoCom Corporation for our $500,000 investment in TechnoCom Corporation preferred stock.

Current liabilities decreased to $37.0 million at March 31, 2004 primarily as a result of the following factors:

•                  Current portion of capital lease obligations decreased $867,000 as a result of principal payments on such obligations.

•                  Deferred contract revenue—short term decreased to $15.2 million at March 31, 2004 due to the realization of revenue earned and the issuance of Wireless credit memos related to a processing issue with certain telecommunications carriers, resulting in a reversal of $308,000.

Long-term liabilities decreased to $22.0 million at March 31, 2004 as a result of principal payments on certain notes payable.   The decrease was partially offset by a $292,000 increase in Deferred contract revenue—long-term due to the deferral of revenue for new Wireless contracts in 2003 and the first three months of 2004.   Capital lease obligations, net of current portion, also increased $179,000 as a result of the addition of new capital lease obligations in 2003 and the first three months of 2004.

Results of Operations by Business Unit

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

The following table sets forth, for the periods indicated, our consolidated statements of operations by business segment reflected as a percentage of total revenue:

	Wireline		Wireless		New Markets
	2004	2003	2004	2003	2004	2003
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Direct costs	53.4%	49.3%	53.4%	60.9%	157.2%	326.6%
Indirect business unit costs	11.4%	10.0%	12.9%	17.3%	72.1%	345.2%
Corporate overhead	20.1%	20.9%	19.5%	20.9%	22.9%	21.0%
Total costs and expenses	84.9%	80.2%	85.8%	99.1%	252.2%	692.8%
Income (loss) from operations	15.1%	19.8%	14.2%	0.9%	(152.2)%	(592.8)%
Net interest expense	(0.9)%	(0.8)%	(0.9)%	(0.8)%	(1.0)%	(0.7)%
Income (loss) before income taxes	14.2%	19.0%	13.3%	0.1%	(153.2)%	(593.5)%
Income tax expense (benefit)	3.7%	3.0%	3.4%	—	—	—
Net income (loss)	10.5%	16.0%	9.9%	0.1%	(153.2)%	(593.5)%

Wireline Business Unit

Wireline revenues decreased from $20.9 million to $20.4 million for the three months ended March 31, 2004.  The decrease is primarily attributable to lower recurring data management services revenues and lower non-recurring revenues from software enhancements compared to the same period in 2003.  The lower recurring revenues are a result of consolidation in the CLEC industry and renegotiation and extension of certain long-term ILEC contracts.  The lower non-recurring revenues are attributable to a large software enhancement that was delivered in the first quarter of 2003 and did not recur in the same period in 2004.  The overall decrease is partially offset by increased ILEC revenues for ongoing maintenance of previously delivered software enhancements, and a $2.0 million Palladium Innovations sale.

Direct costs increased $626,000 to $10.9 million during the three months ended March 31, 2004, resulting in a gross margin of 46.6% for the three months ended March 31, 2004 as compared to 50.7% for the three months ended March 31, 2003. The increase in direct costs and resulting reduction in gross margin are primarily attributable to the sale of a Palladium Innovations system at a low gross margin on hardware during the first quarter of 2004.

Indirect expenses, which include sales and marketing, general and administrative, research and development and allocated corporate overhead expenses, were $6.4 million during both the first three months of 2004 and the same period in 2003.

Wireless Business Unit

Wireless revenues increased $2.2 million to $10.9 million for the three months ended March 31, 2004 as a result of continued deployments of Phase I and Phase II services.

Direct costs increased by $548,000 to $5.8 million for the three months ended March 31, 2004.  Costs increased due to the hiring of additional operations staff to support cell site implementations and increased systems maintenance and circuit costs to accommodate growth. Direct costs decreased as a percentage of revenue, from 60.9% to 53.4%, primarily due to economies of scale associated with the increase in cell sites under management and the resulting increased revenue base.

Indirect expenses increased by $217,000 due to the addition of product management, sales personnel and finance personnel needed to accommodate growth. The decrease as a percentage of revenue, from 38.3% to 32.3%, is primarily due to economies of scale associated with the revenue increase.

The results of operations for bmd wireless AG from February 20, 2004 through March 31, 2004 are included in the Wireless business unit.  Revenues from bmd during this period were $116,000.  The net operating loss for bmd for this period was $83,000.

New Markets Business Unit

New Markets revenues increased to $841,000 for the three months ended March 31, 2004:

•                  IntelliCastSM revenues increased $261,000 due to deployments in Chicago, Phoenix, New Orleans and other municipalities; and

•                  Commercial Database revenues increased $208,000 due to increased transactional processing.

Direct costs increased by $107,000 as a result of higher service delivery expenses, such as data acquisition costs, as a result of increased demand, and amortization of the software development costs to build the IntelliCastSM and IntelliBaseSM NRLLDB product offerings.

Indirect business unit expenses decreased by $563,000 due to  a reduction in sales and support personnel, as well as decreased marketing and advertising costs for IntelliCastSM and IntelliBaseSM NRLLDB product offerings.

Corporate Overhead

Corporate overhead, consisting of expenses incurred by various corporate support units, increased by $176,000 primarily due to the increased payroll, benefit, insurance and legal costs as outlined above.

Liquidity and Capital Resources

Cash Requirements

In addition to our known significant contractual obligations, which are comprised of our operating lease obligations, capital lease obligations, term loans, line of credit and mandatorily redeemable preferred stock payables, we estimate that we will require cash to:

•                  Complete potential acquisitions;

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

•                  Invest in additional hardware and software to maintain and enhance our existing networks and software applications to achieve efficiencies in our information technology infrastructure;

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

During the remainder of 2004, we estimate that we will spend $5.5 to $6.5 million for capital expenditures to support the above initiatives and approximately $6.0 million related to capitalized software projects . We will also require $4.5 million in June 2004 to make the second of three payments related to our earn-out obligation to NV Partners II, or NVP II, formerly a wholly owned subsidiary of Lucent. We also anticipate that we will begin payment of federal income taxes in the second half of 2004.  We expect to fund our capital obligations and ongoing operational activities and income taxes from cash provided by operations and existing cash balances at March 31, 2004 of $38.6 million.

We cannot predict with certainty the cash requirements for our proposed strategies and ongoing operational requirements, as technological requirements for new product strategies, contemplated market conditions, competitive pressure and customer requirements change rapidly. If we are unable to generate the cash from operations at a level we currently estimate, our efforts to complete existing products, complete potential acquisitions, enhance our platforms and enter new markets could be adversely impacted.

We estimate that we will enter into additional capital leases throughout the remainder of 2004 to finance major hardware and software purchases at a level commensurate with past years. We may also require cash to complete acquisitions. At present, we have no binding commitments with any third parties to obtain any material amount of equity or debt financing other than the equity and debt financing arrangements described in this report. However, if business opportunities arise in the future, we may enter into discussions regarding potential equity and debt financing arrangements to satisfy actual or anticipated capital needs.

In 2003, we expanded our revolving line of credit with GE Capital from $15.0 to $20.0 million. We also entered into a second term loan for $10.0 million to refinance the then outstanding principal balance on our revolving line of credit and fund continued operations. These financings were done to provide additional flexibility and capacity to meet our short and long-term needs and to lower the effective interest rate. The expansion of our revolving credit facility and the $10.0 million term loan also lowered the interest rate on outstanding principal to a floating LIBOR-based rate, which was 4.91% at March 31, 2004, and extended the due date on outstanding principal on the revolver from July 2004 to December 2006.  We cannot predict the future direction of interest rates.  A rise in interest rates would negatively impact our net income and cash flow. See “Item 3.Quantitative and Qualitative Disclosures About Market Risk.”

Sources and Uses of Cash

Operating Activities

The following summarizes our cash provided by operating activities:

•                    Three months ended March 31, 2004—$7.0 million

•                    Three months ended March 31, 2003—$6.6 million

Our ability to generate increased cash from operations is primarily a function of our ability to continue to generate net income, improve our collection efforts on outstanding accounts receivable and execute sound cash management related to accounts payable.

Our ability to continue to generate net income is primarily a function of increased revenue without a corresponding increase in our expenses. Total revenue increased $2.3 million, or 7.6%, from $29.9 million for the three months ended March 31, 2003 to $32.1 million for the three months ended March 31, 2004.  For the same period, our total operating costs increased $933,000, or 3.3%, from $27.9 million for the three months ended March 31, 2003 to $28.9 million for the three months ended March 31, 2004.

Our days sales outstanding, or DSO, defined as ending gross accounts receivable and unbilled revenue divided by the trailing 90 days average daily sales, has decreased from 60 days at March 31, 2003 to 46 days at March 31, 2004. Our ability to improve our DSO has been a result of a concerted effort to work with our customers at the time of billing remittance to improve payment processing and approvals and understanding of the billing content and services provided. Our customers have worked with us to ensure payments are processed in a more timely manner relative to prior periods. We have also been diligent in working with our vendors to obtain more favorable payment terms. Further, we have benefited from the collection of previously deferred up-front fees whereby customers are billed and pay us for up front fees that are required to be deferred under SAB 104. These up-front fees are non-refundable. Most of the deferred revenue balance at March 31, 2004 has already been billed and collected.

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

Our ability to receive tax credits for future research and development expenses could be adversely impacted in future periods as the laws surrounding the utilization of such credits are set to expire in June 2004.

Investing Activities

The following summarizes our cash used in investing activities:

•               Three months ended March 31, 2004—$6.8 million

•               Three months ended March 31, 2003—$2.4 million

Our use of cash for investing activities has been driven by our investments in capital assets and software development projects, and our acquisition of bmd wireless AG during the first quarter of 2004. During the first three months of 2004, we paid $4.3 million in cash as part of the consideration tendered in our acquisition of bmd wireless AG.  Capital asset purchases of $485,000 during the first quarter of 2004 related primarily to additional hardware and software investments to enhance our infrastructure and software applications; such purchases during the same period in 2003 totaled $929,000. We also acquired additional equipment and software of $294,000 through capital leases during the first three months of 2004; we acquired $36,000 of additional equipment and software during the same period in 2003.

Our software development investments during the first three months of 2004 totaled $2.0 million, compared to $1.4 million during the same period in 2003. We invested in several significant software development efforts during these periods, including our commercial database product offering, enhancements to our IntelliCastSM product offering and platform, our MPC, PDE and EES offerings in Wireless and significant investments in new product offerings in Wireline, most notably our 911 IM product, which is a web-based front-end application for our ILEC license customers.

Financing Activities

The following table summarizes our cash provided by (used in) financing activities:

•                Three months ended March 31, 2004—$478,000

•                Three months ended March 31, 2003—($1.6 million)

During the first quarter of 2004, we repaid $958,000 on capital lease obligations, and paid principal payments of $1.1 million on notes payable to GE Capital. An additional source of funds during the first three months of 2004 was $2.5 million related to stock option exercises. The amount of option exercises during the first quarter of 2004 was significantly higher than the $641,000 in proceeds during the same period in 2003, most likely attributable to the increased market price of the Company’s common stock during the first quarter of 2004 as compared to the same period in 2003. Since more options had vested and the stock price was greater than the exercise price, several option holders took advantage of the increase in the price to exercise their shares.

As of March 31, 2004, we have a revolving line of credit that is available to meet operating needs. Borrowing availability may not exceed the lower of: (i) $20.0 million; or (ii) two times adjusted EBITDA (or $57.0 million at March 31, 2004) as defined in the line of credit agreement, which was amended in November 2003. The interest rate on amounts borrowed under the line of credit is equal to the lower of the prime rate plus 1.5%, which was 5.5% as of March 31, 2004, or LIBOR plus 3.75% per annum, which was 4.91% as of March 31, 2004. The line of credit matures on December 31, 2006, requires a $2.0 million minimum balance to be maintained and is collateralized by accounts receivable and certain other assets. As of March 31, 2004, $2.0 million was outstanding and an additional $17.2 million was available for additional borrowings; $850,000 is being utilized to satisfy letter of credit obligations related to the occupancy of our primary facilities in Longmont, Colorado and Lisle, Illinois.

We also have access to a maximum of $8.5 million through capital lease lines with two entities. The interest rate is equal to the entities’ cost of funds plus an additional interest rate profit at the time of each lease. Each lease schedule is collateralized by the underlying assets and is subject to review and approval by the lessor at the time of our application. Each lease has either a 24-month or a 36-month termination date. As of March 31, 2004, we have utilized approximately $3.7 million of the $8.5 million available under the capital lease lines.

As of March 31, 2004, we have a secured term loan from GE Capital, payable in monthly installments of $83,000 through October 1, 2005. The interest rate on this term loan is equal to the prime rate plus 1.5%, which was 5.5% at March 31, 2004. As of March 31, 2004, the outstanding balance on this term loan was $1.6 million.

As of March 31, 2004, we have a second secured term loan from GE Capital, payable in quarterly installments of $833,000 through April 1, 2006. The interest rate on this term loan is equal to the lower of (a) prime rate plus 1.5%, or (b) LIBOR plus 3.75%. At March 31, 2004, the LIBOR plus 3.75% was 4.91%, lower than the prime rate plus 1.5%, which was 5.5%. As of March 31, 2004, the outstanding balance on the second term loan was $7.5 million.

On February 19, 2004, we entered into the Fifth Amendment to our Loan and Security Agreement with General Electric Capital Corporation in order to ensure that we will have additional flexibility in conducting domestic and international operations by eliminating the requirement to obtain the lender’s consent for:

•	An acquisition or acquisitions that, in aggregate, are valued at less than $15.0 million; or

•	Inter-company transfers of funds between us and any foreign subsidiary, that, in aggregate, would exceed a $2.0 million balance at any point in time.

Covenant Compliance

We were in compliance with all debt covenants as of March 31, 2004.

Assessment of Future Liquidity

Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to adequately fund our operations through at least the next twelve months. In making this assessment, we have considered:

•	Our consolidated cash and cash equivalents of $38.6 million as of March 31, 2004;

•	The availability of funding under our revolving credit facility;

•	The anticipated level of capital expenditures during the remainder of 2004;

•	The $9.1 million redemption of Preferred Stock, presently held by NVP II, in two equal payments of approximately $4.6 million, with such payments to be made in June 2004 and June 2005, respectively;

•	Presently scheduled debt service requirements during the remainder of 2004; and

•	Our expectation of realizing positive cash flow from operations through the remainder of 2004.

The availability of borrowings under our credit facility and lease line of credit is subject to covenants and limitations and require us to maintain compliance with specified operating and financial covenants. While we were in compliance with all covenant ratios at March 31, 2004, there can be no assurance that we will continue to be in compliance with these ratios over time, especially if our debt borrowings increase or our operating results are not sufficient to cover our fixed financing payments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk to the extent that United States interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. The interest payable on our line of credit and one of our two term loans is determined based on the lower of prime rate plus 1.5% or LIBOR plus 3.75% per annum, and, therefore, is affected by changes in market interest rates; similarly, the interest payable on our second term loan is prime-based and, therefore, is subject to market interest rate fluctuations. Interest rates on our capital lease lines are dependent on interest rates in effect at the time the lease line is drawn upon. Total liabilities outstanding at March 31, 2004 under the line of credit and capital lease lines were approximately $14.8 million. Based on amounts borrowed as of March 31, 2004, we would have a resulting decline in future annual earnings and cash flows of approximately $148,000 for every 1% increase in prime lending rates. We have no plans to use derivative instruments or engage in hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II – OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

During the three months ended March 31, 2004, we issued the following unregistered securities.

•                  On February 20, 2004, we issued 735,002 shares of common stock (in addition to approximately $4.3 million of cash and an obligation to issue up to 210,000 additional shares) to acquire all of the outstanding common stock of bmd wireless AG, a Swiss corporation.

The shares were issued pursuant to Regulation S, the exemption from registration for offers and sales of securities made outside the United States.  bmd wireless is now a wholly owned subsidiary of Intrado.

Item 6.           Exhibits and Reports on Form 8-K.

(a)          Exhibits.

Exhibit Number	Description

31.01	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.02	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.01	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Code of Ethics

* Includes Financial Code of Ethics, which was previously filed as Exhibit 14.01 to our 2003 Annual Report on Form 10-K.

(b)         Reports on Form 8-K.

(1)          On February 3, 2004, we filed a Current Report on Form 8-K to:

(i)             announce our agreement to acquire all of the outstanding common stock of bmd wireless AG, a Swiss corporation headquartered in Zug, Switzerland; and

(ii)          provide information about our fourth quarter 2003 earnings.

The information regarding our fourth quarter 2003 earnings was furnished pursuant to Item 12 as “Results of Operation and Financial Condition” and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act (including this Quarterly Report on Form 10-Q), except as expressly set forth by specific reference in such a filing.

(2)          On March 12, 2004, we filed a Current Report of Form 8-K to announce an extension of our 9-1-1 data management services agreement with Qwest Corporation through February 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004

INTRADO INC.
a Delaware corporation

By:	/s/ George K. Heinrichs
	Name:	George K. Heinrichs
	Title:	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Michael D. Dingman, Jr.
	Name:	Michael D. Dingman, Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)