Form 10-Q
period 2004-06-30
INTRADO INC
filed 2004-08-06
CIK 924505

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2004
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

As of August 3, 2004, there were 17,342,052 shares of common stock outstanding.

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

  •
  Adverse trends in the telecommunications industry in general, including bankruptcy filings by our customers and other factors that are beyond our control;

  •
  Whether our investments in research and development and capitalized software will expand our service offerings and prove to be economically viable;

  •
  Competition in service, price and technological innovation from entities with substantially greater resources;

  •
  Constraints on our sales and marketing channels because many of our customers compete with each other;

  •
  Our ability to accurately predict, control and recoup the large amount of up-front expenditures necessary to serve new customers and possible delays in sales cycles;

  •
  Our ability to expand our services beyond our traditional business and into the highly competitive data management industry, such as our IntelliCastSM Target Notification and Commercial Database services;

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

  •
  Changes in interest rates, including the LIBOR and prime rate and their potentially adverse effect on our results of operations and cash flows;

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

        This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed risks included in our 2003 Annual Report on Form 10-K under the caption "Item 1. Business—Risk Factors," our other Securities and Exchange Commission filings and our press releases.

ii

PART I—FINANCIAL INFORMATION

INTRADO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data; Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Wireline	$18,780	$20,178	$39,209	$41,049
Wireless	12,925	9,590	23,787	18,216
New Markets	636	383	1,477	755

Total revenues	32,341	30,151	64,473	60,020

Costs and expenses:
Direct costs—Wireline	9,961	9,293	20,874	19,580
Direct costs—Wireless	7,005	5,137	12,809	10,393
Direct costs—New Markets	3,029	1,160	4,351	2,375
Sales and marketing	4,943	4,032	9,566	8,442
General and administrative	6,016	5,582	11,571	11,679
Research and development	756	638	1,339	1,240

Total costs and expenses	31,710	25,842	60,510	53,709

Income from operations	631	4,309	3,963	6,311
Other income (expense):
Interest and other income	93	53	180	88
Interest and other expense	(326)	(356)	(694)	(622)

Income before income taxes	398	4,006	3,449	5,777
Income tax expense	227	1,422	1,357	2,051

Net income	$171	$2,584	$2,092	$3,726

Net income per share:
Basic	$0.01	$0.17	$0.12	$0.24

Diluted	$0.01	$0.16	$0.12	$0.23

Shares used in computing net income per share:
Basic	17,069,354	15,540,614	16,937,933	15,542,809

Diluted	18,072,533	16,353,153	18,114,282	16,101,629

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands; Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$30,393	$37,981
Accounts receivable, net of allowance for doubtful accounts of $332 and $357, respectively	20,856	15,678
Unbilled revenue	1,281	1,560
Prepaids and other	3,271	1,695
Deferred contract costs	4,805	4,195
Deferred income taxes	10,131	11,105

Total current assets	70,737	72,214

Property and equipment, net of accumulated depreciation of $42,595 and $38,808, respectively	23,698	26,220
Goodwill, net of accumulated amortization of $1,394	43,425	24,517
Other intangibles, net of accumulated amortization of $5,755 and $6,172, respectively	4,831	5,586
Deferred contract costs	2,737	2,865
Software development costs, net of accumulated amortization of $6,332 and $6,189, respectively	13,823	12,910
Other assets	560	955

Total assets	$159,811	$145,267

Current liabilities:
Accounts payable and accrued liabilities	$9,226	$10,906
Current portion of capital lease obligations	2,032	2,935
Current portion of notes payable	4,250	4,250
Mandatorily redeemable preferred stock payable	4,295	4,435
Deferred contract revenue	17,027	15,733

Total current liabilities	36,830	38,259

Capital lease obligations, net of current portion	1,351	1,488
Line of credit	2,000	2,000
Deferred rent, net of current portion	1,641	1,566
Notes payable, net of current portion	3,750	5,917
Mandatorily redeemable preferred stock payable	—	4,159
Deferred contract revenue	6,172	6,355
Deferred tax liability	311	1,081

Total liabilities	52,055	60,825

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; 4,552 and 9,104 issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 17,317,568 and 16,164,007 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	19	16
Additional paid-in capital	110,163	88,944
Accumulated deficit	(2,426)	(4,518)

Total stockholders' equity	107,756	84,442

Total liabilities and stockholders' equity	$159,811	$145,267

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands; Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income	$171	$2,584	$2,092	$3,726
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,966	4,036	7,845	8,068
Asset impairment	2,536	—	2,536	—
Tax benefit for stock option exercises	289	166	1,302	226
Accretion of interest on mandatorily redeemable preferred stock payable	(140)	—	(2)	—
Stock-based compensation	31	54	101	54
Provision for doubtful accounts	119	(97)	161	(49)
Other	3	77	9	86
Change in:
Accounts receivable and unbilled revenue	(6,500)	1,837	(4,716)	3,559
Prepaids and other assets	(142)	350	(1,100)	451
Deferred contract costs	(115)	(621)	(421)	(819)
Deferred income taxes	(63)	1,255	39	1,824
Accounts payable and accrued liabilities	(1,828)	108	(2,174)	1,475
Deferred revenue	1,340	395	997	(1,869)

Net cash provided by (used in) operating activities	(333)	10,144	6,669	16,732
Cash flows from investing activities:
Acquisition of property and equipment	(321)	(1,134)	(806)	(2,063)
Capitalized software development costs	(2,616)	(1,102)	(4,587)	(2,530)
Acquisition, net of cash acquired	20	—	(4,354)	—

Net cash used in investing activities	(2,917)	(2,236)	(9,747)	(4,593)
Cash flows from financing activities:
Principal payments on capital lease obligations	(804)	(930)	(1,762)	(1,807)
Principal payments on notes payable, Lucent inventory payable and mandatorily redeemable preferred stock	(5,380)	(1,349)	(6,464)	(2,712)
Proceeds from notes payable and line of credit	—	3,900	—	3,900
Proceeds from exercise of stock options, warrants and employee stock purchase plan	1,192	1,055	3,712	1,696

Net cash provided by (used in) financing activities	(4,992)	2,676	(4,514)	1,077

Effect of exchange rate changes on cash	4	—	4	—
Net increase (decrease) in cash and cash equivalents	(8,238)	10,584	(7,588)	13,216
Cash and cash equivalents, beginning of period	38,631	15,527	37,981	12,895

Cash and cash equivalents, end of period	$30,393	$26,111	$30,393	$26,111

Supplemental schedule of noncash financing and investing activities:
Property and equipment acquired under capital leases and accounts payable	$685	$—	$979	$36

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        The unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the consolidated financial position, results of operations and cash flows of Intrado Inc. ("Intrado" or the "Company") for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for subsequent quarterly periods or for the entire fiscal year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Software

        During the three months ended June 30, 2004, the Company recorded an asset impairment charge of $2.5 million as a result of its determination that the net realizable value of the future cash flows was not sufficient to cover the book value at June 30, 2004 for certain assets (see Note 3). The $2.5 million is included in direct costs on the consolidated statement of operations for the periods ended June 30, 2004. During the three and six months ended June 30, 2003, no capitalized software impairments were recorded.

Stock-Based Compensation Plans

        At June 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," or "SFAS 123," to stock-based employee compensation (in thousands except per share amounts). For the purposes of pro forma disclosure presented in the table to follow, the Company has computed the fair values of options granted under the plans using the Black-Scholes option pricing model and the following weighted average assumptions for the following periods:

	2004	2003	2004	2003
	Three Months Ended June 30,		Six Months Ended June 30,
Risk-free interest rate	3.8%	3.0%	3.8%	3.0%
Expected dividend yield	—%	—%	—%	—%
Estimated life	4.2 years	4.2 years	4.2 years	4.2 years
Volatility	47.56%	55.56%	47.56%	55.56%

        Certain assumptions were used in determining the stock-based compensation expense under the fair-value based method. To estimate lives of options for this valuation, it was assumed options would be exercised upon becoming fully vested and all options will eventually become fully vested. The expected volatility refers to the volatility of the Company's common stock over the expected life of a given option. For the three and six months ended June 30, 2004 and 2003, the Company used the actual volatility of its common stock. The assumed risk-free interest rates were determined using government securities with original maturities similar to the respective expected option lives at date of grant.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$171	$2,584	$2,092	$3,726
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,085)	(885)	(2,223)	(1,858)

Pro forma net income (loss)	$(914)	$1,699	$(131)	$1,868

Net income (loss) per share:
Basic—as reported	$0.01	$0.17	$0.12	$0.24
Basic—pro forma	$(0.05)	$0.11	$(0.01)	$0.12
Diluted—as reported	$0.01	$0.16	$0.12	$0.23
Diluted—pro forma	$(0.05)	$0.10	$(0.01)	$0.12

NOTE 2—ACQUISITION

bmd wireless AG

        On February 3, 2004, the Company entered into a share purchase agreement to acquire bmd wireless AG ("bmd"), a Swiss corporation headquartered in Zug, Switzerland. bmd provides core network messaging solutions, enabling cross network mobile and application messaging traffic for a wide range of mobile operators and service providers. Upon closing the acquisition on February 20, 2004, bmd became a wholly owned subsidiary of Intrado. Results of operations for bmd from the date of acquisition are reported under the Wireless business unit. bmd designs, builds and delivers messaging platforms, tools and solutions for wireless service providers. bmd's product offerings include, but are not limited to, the following:

  •
  Wireless Application Messaging Server, which enables mobile operators and service providers to offer global cross network short message services, or SMS, to their customers;

  •
  Personal Call Collector, which captures attempted or missed calls when a mobile user is out of coverage, not reachable or when no voice mail is left; and

  •
  SMS Spam Filtering that offers functionality to block unsolicited SMS messages from on-net or off-net sources.

        Under the terms of the agreement, the Company acquired all of the outstanding common stock of bmd in exchange for:

  •
  approximately $4.3 million of cash;

  •
  700,002 shares of common stock; and

  •
  an obligation to issue up to 200,000 additional shares of common stock (the "Earn-out Shares").

        Under the earn-out provision, the Company will issue 0.02 Earn-out Shares for each $1.00 of qualifying revenue from January 1 through December 31, 2004, as defined in the share purchase agreement, up to a maximum of 200,000 Earn-out Shares. The Earn-out Shares will be issued within five days of the Company's filing of its 2004 Annual Report on Form 10-K, but in no event later than April 10, 2005.

        In conjunction with the acquisition of bmd, the Company also paid $200,000, issued 35,000 shares of common stock and incurred an obligation to issue up to 10,000 Earn-out Shares to bmd's representative agent as a finder's fee.

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

        In accordance with Statement of Financial Accounting Standards 141, "Business Combinations," or "SFAS 141," the Company allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired, as well as core technology (capitalized software) and customer relationships, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on an independent appraisal. The assignment of goodwill to the Company's reportable segments for this acquisition has not yet been completed. The amount of goodwill generated as a result of the acquisition will not be deductible for tax purposes. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or "SFAS 142," goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The total purchase price initially has been allocated as follows (in thousands):

Current assets	$886
Property and equipment	202
Capitalized software	1,059
Goodwill	18,938
Intangible assets and other	304

Total assets acquired	21,389
Current liabilities	(210)
Deferred revenue—current	(103)
Deferred tax liability—current portion	(25)
Deferred tax liability—long-term	(170)

Total purchase price	$20,881

        The Company acquired bmd wireless to enhance the breadth and depth of the Company's commercial product offerings in domestic and international markets. Management believes that integration of bmd's key development capabilities, products and resources with the Company's platforms and business models will enable the Company to design and build messaging solutions that allow wireless operators and service providers to offer innovative new services to their subscribers.

        In performing this purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of bmd's products. The fair value of intangible assets was primarily based on the replacement cost approach and the relief from royalty approach. The discount rates used were 20% for customer contracts and related relationships, and 25% for core technology (capitalized software). These discount rates were determined after consideration of the Company's rate of return on debt capital and equity, the weighted average return on invested capital, and the risk associated with achieving forecasted sales related to the technology and assets acquired from bmd. At June 30, 2004, identifiable intangible assets purchased in the bmd acquisition consist of the following (in thousands, except for useful life):

Identifiable Intangible Assets	Gross Value	Accumulated Amortization	Useful Life
Capitalized software	$1,059	$218	3 years
Customer contracts and related relationships	304	36	3 years

Balance, June 30, 2004	$1,363	$254

For the Year Ending	Estimated Amortization Expense
December 31, 2004	$618
December 31, 2005	523
December 31, 2006	208
December 31, 2007	14

$1,363

        Pro Forma Financial Information

        The financial information in the table below summarizes the combined results of operations of Intrado and bmd, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each three-month period presented. The pro forma condensed combined statement of operations for the three months and six months ended June 30, 2004 combines the historical results for Intrado for the three months and six months ended June 30, 2004 and the historical results for bmd for the period preceding the acquisition of January 1 through February 19, 2004. The unaudited pro forma condensed combined statement of operations for the three months and six months ended June 30, 2003 combines the historical results for Intrado for the three months and six months ended June 30, 2003, and the historical results for bmd for the three months and six months ended June 30, 2003. The following amounts are in thousands, except per share amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 (Unaudited)	2003 (Unaudited)	2004 (Unaudited)	2003 (Unaudited)
Revenue	$32,340	$30,350	$64,472	$60,536
Net income	$133	$1,307	$2,054	$3,642
Basic income per share	$0.01	$0.08	$0.12	$0.23
Diluted income per share	$0.01	$0.08	$0.11	$0.23

NOTE 3—ASSET IMPAIRMENT CHARGE

        During the three months ended June 30, 2004 the Company recorded an impairment charge of $2.5 million related to two previously capitalized software assets. Approximately $588,000 of the impairment is attributable to a mobile positioning software product and is included in direct costs of the Wireless business unit. Approximately $1.9 million of the impairment is attributable to Commercial Database systems and software and is included in direct costs of the New Markets business unit.

        In assessing the recoverability of these assets, the Company relied on estimates and judgments to determine the net realizable value of each product. The Company is required to evaluate software development costs for impairment at each balance sheet date by comparing the unamortized capitalized costs to the net realizable value. The amount by which unamortized capitalized costs exceed the net realizable value of the asset is written off and recorded in the results of operations during the period of such impairment. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing, maintaining and disposing of the product. Any write-downs of capitalized software are not subsequently restored, and the net realizable value at the close of an annual fiscal period becomes the amount capitalized and amortized for future accounting purposes. Based on an evaluation in the second quarter of 2004, the Company determined that certain capitalized software costs were impaired. As a result, the Company recorded an impairment charge of $2.5 million as of June 30, 2004. The following table outlines the income statement impacts of the impairment charges in the two reportable segments that were affected (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Wireless direct costs—software amortization	$—	$—	$—	$—
Wireless direct costs—asset impairment charge	$588	$—	$588	$—
New Markets direct costs—software amortization	$—	$166	$230	$333
New Markets direct costs—asset impairment charge	$1,948	$—	$1,948	$—

NOTE 4—PREFERRED STOCK

        The Company issued 13,656 shares of mandatorily redeemable, non-voting Series A Preferred Stock ("Preferred Stock") in July 2003 as a result of its May 2001 acquisition of Lucent Public Safety Systems. The Preferred Stock is subject to mandatory redemption in three installments: the first one-third was redeemed in August 2003, an additional one-third at approximately $4.5 million was redeemed in June 2004, and the remaining one-third must be redeemed no later than June 2005. Early redemption is available at the Company's option. If the Company engages in an underwritten public offering prior to June 2005, the Company must use 25% of the gross proceeds of such offering to redeem the Preferred Stock.

        The remaining Preferred Stock is recorded at $4.3 million (defined as the present value of future redemption payments using a 6.07% interest rate) and will be accreted to its face value of approximately $4.5 million over the remaining redemption period. The accretion will be recorded as interest expense. No dividends will be paid on the Preferred Stock, and the Preferred Stock is not convertible to common stock.

NOTE 5—INCOME PER SHARE

        The Company presents basic and diluted income or loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which establishes standards for computing and presenting basic and diluted income per share. Under this statement, basic income per share is determined by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. The treasury stock method, using the average price of the Company's common stock for the period, is applied to determine dilution from options and warrants. The as-if-converted method is used for convertible securities. Antidilutive common stock options were not included in the calculations of dilutive income per share for the three months and six months ended June 30, 2004 and 2003; these options totaled 219,740 and 136,336, respectively, for the three and six months ended June 30, 2004, and 568,406 and 1,654,280, respectively, for the three and six months ended June 30, 2003.

        A reconciliation of the numerators and denominators used in computing per share net income is as follows (unaudited, in thousands except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$171	$2,584	$2,092	$3,726

Denominator for basic income (loss) per share:
Weighted average common shares outstanding	17,069,354	15,540,614	16,937,933	15,542,809

Denominator for diluted income (loss) per share:
Weighted average common shares outstanding	17,069,354	15,540,614	16,937,933	15,542,809
Options issued to employees and warrants outstanding	1,003,179	812,539	1,176,349	558,820

Denominator for diluted income (loss) per share	18,072,533	16,353,153	18,114,282	16,101,629

NOTE 6—REPORTABLE SEGMENTS

        The Company manages its internal operating units by aggregating similar service offerings with organizational supervision and decision-making authorities. As a result, the Company maintains three business units: Wireline, Wireless and New Markets. Wireline provides 9-1-1 data management systems and services, and call-handling products to incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), Independent Operating Companies ("IOCs"), Voice over Internet Protocol ("VoIP") carriers, the State of Texas, and public safety answering points ("PSAPs"). Wireless provides wireless E9-1-1 Phase I and Phase II and hosted Position Determination Entity ("PDE") services to wireless carriers. New Markets, which is responsible for services and products that are in the early stages of development or market penetration, currently includes IntelliCastSM and Commercial Database ("CDB") services.

        The Company also allocates indirect expenses from corporate support groups to Wireline, Wireless and New Markets based on the percentage of total Company revenue each unit generates in the reported period. These expenses include indirect costs, corporate overhead and income taxes. Direct costs in each business unit include all costs directly attributable to a business unit's operations and revenue-earning activities. Indirect business unit costs consist of the costs of business unit support functions, including sales and marketing, general and administrative, and research and development. Corporate overhead includes these same costs allocated from corporate to the business units. Income taxes are also allocated to the business units based on the percentage of income before taxes each unit generated in the period. The expenses allocated from corporate are shown as a separate line item below direct and indirect costs.

        The Company does not segregate assets between segments as it is currently impractical to do so. The Company included the results of operations for bmd within the Wireless business unit for the period February 20, 2004 (date of acquisition) through June 30, 2004.

	For the Three Months Ended June 30, (dollars in thousands)
	WIRELINE		WIRELESS		NEW MARKETS		TOTAL
	2004	2003	2004	2003	2004	2003	2004	2003
Data management	$12,642	$13,714	$11,989	$8,845	$636	$383	$25,267	$22,942
Maintenance	4,408	4,848	78	—	—	—	4,486	4,848
Systems	1,273	1,551	413	—	—	—	1,686	1,551
Professional services	457	65	445	745	—	—	902	810

Total revenue	18,780	20,178	12,925	9,590	636	383	32,341	30,151
Direct costs(1)	9,961	9,293	7,005	5,137	3,029	1,160	19,995	15,590
Indirect business unit costs	2,029	2,092	1,084	1,066	559	1,199	3,672	4,357
Corporate overhead	4,665	3,950	3,217	1,886	161	59	8,043	5,895

Total costs and expenses	16,655	15,335	11,306	8,089	3,749	2,418	31,710	25,842
Income (loss) from operations	2,125	4,843	1,619	1,501	(3,113)	(2,035)	631	4,309
Net interest expense	(135)	(203)	(93)	(97)	(5)	(3)	(233)	(303)

Income (loss) before taxes	1,990	4,640	1,526	1,404	(3,118)	(2,038)	398	4,006
Income tax expense	152	967	75	455	—	—	227	1,422

Net income (loss)	$1,838	$3,673	$1,451	$949	$(3,118)	$(2,038)	$171	$2,584

	For the Six Months Ended June 30, (dollars in thousands)
	WIRELINE		WIRELESS		NEW MARKETS		TOTAL
	2004	2003	2004	2003	2004	2003	2004	2003
Data management	$25,759	$27,891	$22,527	$17,221	$1,477	$755	$49,763	$45,867
Maintenance	8,511	8,355	116	—	—	—	8,627	8,355
Systems	4,330	4,676	426	—	—	—	4,756	4,676
Professional services	609	127	718	995	—	—	1,327	1,122

Total revenue	39,209	41,049	23,787	18,216	1,477	755	64,473	60,020
Direct costs(1)	20,874	19,580	12,809	10,393	4,351	2,375	38,034	32,348
Indirect business unit costs	4,364	4,174	2,481	2,562	1,165	2,483	8,010	9,219
Corporate overhead	8,775	8,315	5,338	3,690	354	137	14,467	12,142

Total costs and expenses	34,013	32,069	20,628	16,645	5,870	4,995	60,511	53,709
Income (loss) from operations	5,196	8,980	3,159	1,571	(4,393)	(4,240)	3,962	6,311
Net interest expense	(315)	(364)	(185)	(164)	(13)	(6)	(513)	(534)

Income (loss) before taxes	4,881	8,616	2,974	1,407	(4,406)	(4,246)	3,449	5,777
Income tax expense	909	1,596	448	455	—	—	1,357	2,051

Net income (loss)	$3,972	$7,020	$2,526	$952	$(4,406)	$(4,246)	$2,092	$3,726

(1)
Includes asset impairment charge of $588,000 for Wireless and $1.9 million for New Markets for the three and six months ended June 30, 2004.

NOTE 7—RELATED PARTY TRANSACTIONS

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

        Ameritech is also one of the Company's most significant customers, as evidenced by the fact that the Company recognized revenue from SBC for the three and six months ended June 30, 2004 of $4.9 million and $12.0 million respectively. As of June 30, 2004, SBC owed the Company approximately $1.3 million for services provided. During the six months ended June 30, 2004 and 2003 the Company paid SBC $1.5 million and $582,000 for leases, respectively. As of June 30, 2004 the Company owed approximately $3.1 million pursuant to the same leases. The leases generally have interest rates ranging from 5.86% to 9.0%, require monthly payments and have expiration dates varying through May 2007.

TechnoCom Corporation

        During the year ended December 31, 2002, the Company purchased 294,118 shares of TechnoCom Corporation's Series A Preferred Stock for $500,000, representing 2.9% of the aggregate dilutive voting power of TechnoCom as of September 30, 2002. The Company did not exercise any control or influence over TechnoCom and did not have any board representation. As a result, the Company accounted for its investment on a cost rather than equity basis. On March 25, 2004, TechnoCom redeemed the Company's preferred stock by issuing a $500,000 promissory note, which bears interest at 4% per year. TechnoCom repaid $125,000 of principal on the promissory note in the second quarter of 2004. The Company will receive principal and interest payments on the remaining $375,000 note balance in quarterly installments of $27,000 through June 2008.

        TechnoCom is under contract to provide development and implementation services to the Wireless business unit in connection with the Company's PDE product offering. TechnoCom also provides subcontracted services to the Company's ILEC customers. During the three and six months ended June 30, 2004 TechnoCom provided total services to the Company of $178,000 and $199,000, respectively.

NOTE 8—LITIGATION

        The Company is subject to various claims and business disputes in the ordinary course of business, none of which are considered to be material to the financial position, results of operations, or cash flows of the Company.

NOTE 9—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 105, "Loan Commitments Accounted For As Derivative Instruments" ("SAB 105"). SAB 105 summarizes the views of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The adoption of SAB 105 has not had, nor does the Company believe that SAB 105 will have, a material impact on its current or prospective financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

        We provide 9-1-1 infrastructure, systems and services, as well as innovative solutions for telecommunications providers and public safety organizations. Our core business supports the nation's 9-1-1 emergency response infrastructure for wireline, wireless and Voice over Internet Protocol, or VoIP, networks. The data we manage enables a 9-1-1 call to be routed to the appropriate public safety answering point, or PSAP. We provide callback data and the caller's location. This critical information helps public safety organizations respond to calls for assistance. In addition, this data allows the telecommunications carriers to meet state and federal regulatory mandates. Since we launched our 9-1-1 data management services in 1994, our 9-1-1 data integrity infrastructure has provided high availability service to our telecommunications and public safety customers. Our customers include inter-exchange carriers, or IXCs, incumbent local exchange carriers, or ILECs, competitive local exchange carriers, or CLECs, wireless carriers, next generation VoIP carriers and a wide variety of state, local and federal government agencies.

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

        The revenue derived from monthly data management services and ongoing maintenance of existing systems accounts for the majority of our revenue. We consider this "recurring revenue" as it is derived from long-term contracts with terms of up to 10 years. During the three months ended June 30, 2004, recurring revenue comprised $29.8 million, or 92%, of our total revenue of $32.3 million; during the three months ended June 30, 2003, recurring revenue was $27.8 million, or 92%, of our total revenue of $30.2 million. During the six months ended June 30, 2004, recurring revenue comprised $58.4 million, or 91%, of our total revenue of $64.5 million; during the six months ended June 30, 2003, recurring revenue was $54.2 million, or 90%, of our total revenue of $60.0 million. A detailed discussion of results of operations, both at a company level and at a business unit level, is contained in the analysis of the results of operations and our liquidity and capital resources section.

        The following tables represent revenue amounts (dollars in thousands; unaudited) and percentages by business unit:

	Three Months Ended June 30,
	Revenue		Percent
	2004	2003	2004	2003
Wireline	$18,780	$20,178	58%	67%
Wireless	12,925	9,590	40%	32%
New Markets	636	383	2%	1%

Total	$32,341	$30,151	100%	100%

	Six Months Ended June 30,
	Revenue		Percent
	2004	2003	2004	2003
Wireline	$39,209	$41,049	61%	69%
Wireless	23,787	18,216	37%	30%
New Markets	1,477	755	2%	1%

Total	$64,473	$60,020	100%	100%

        The following tables represent operating income (loss) amounts (dollars in thousands; unaudited) and percentages by business unit:

	Three Months Ended June 30,
	Operating Income (Loss)		Percent
	2004	2003	2004	2003
Wireline	$2,125	$4,843	337%	112%
Wireless	1,619	1,501	257%	35%
New Markets	(3,113)	(2,035)	(494)%	(47)%

Total	$631	$4,309	100%	100%

	Six Months Ended June 30,
	Operating Income (Loss)		Percent
	2004	2003	2004	2003
Wireline	$5,196	$8,980	131%	142%
Wireless	3,159	1,571	80%	25%
New Markets	(4,393)	(4,240)	(111)%	(67)%

Total	$3,962	$6,311	100%	100%

Critical Accounting Policies, Estimates and Assumptions

        Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. While preparing these financial statements, we made estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventory, intangible assets, capitalized software costs, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

        Amortization periods on remaining deferred revenue and cost balances:    The majority of our deferred revenue balances relate to services previously provided to wireless customers that require deferral under Staff Accounting Bulletin 104, "Revenue Recognition," or "SAB 104," since we have remaining service obligations to those customers. It has been our policy to amortize these balances over the remaining future service periods, which historically has been the remaining contractual life. In most cases, we engage in renewal strategies well before the end of the contract. However, we cannot estimate with any certainty which contracts will be extended and for how long. This is especially relevant in the wireless segment, based on uncertainty that exists within the industry due to potential consolidation of carriers and the financial decisions our customers have made in the past or may make in the future related to utilizing our service offerings. Therefore, we have not extended the amortization periods for the remaining balances beyond the existing contractual life. As there can be no assurance that the contracts will be extended, or, if extended, for what period of time, we continue to believe that the best estimate of the customer relationship period is the existing contractual life.

        Use of estimates and judgments related to recognizing revenue for percentage of completion and multiple element arrangements: The majority of our revenue is derived from long-term contracts with our customers and is recognized ratably over the term of the contract as products and services are provided. In certain situations, we also recognize revenue on a percentage-of-completion basis, as prescribed by Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," or "SOP 81-1." In these situations, we develop and utilize estimates to ratably recognize costs and revenue as work is completed relative to the total estimated time and costs to complete projects. Delays in completing projects and/or significant changes to original cost estimates could adversely impact future periods in that additional costs or amortization periods for both revenue and expenses may be necessary. We also deliver products and services that are part of multiple element arrangements. Utilizing the criteria from SAB 104 and Statement of Position 97-2, "Software Revenue Recognition," or "SOP 97-2," we also rely upon the guidance in Emerging Issues Task Force 00-21, "Revenue Arrangements with Multiple Deliverables," or "EITF 00-21," which requires us to evaluate vendor specific objective evidence for contracts under SOP 97-2 and vendor objective evidence for contracts under SAB 104 to determine the fair value of elements delivered in situations where multiple element arrangements exist.

Software Capitalization

        Capitalization of software under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," or "SOP 98-1," requires judgment in determining:

  •
  When and if a project is in the application development stage;

  •
  When the software is available for its intended use;

  •
  The expected benefits to be derived from the software product;

  •
  The useful life of the software product; and

  •
  The future recoverability of the capitalized amounts.

        Capitalization of software under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," or "SFAS 86," requires judgment in determining:

  •
  When and if a project has reached technological feasibility;

  •
  When the software is available for general release;

  •
  The expected benefits to be derived from the software product;

  •
  The useful life of the software product; and

  •
  The future recoverability of the capitalized amounts.

        In assessing the recoverability of these assets, we rely on estimates and judgments to determine the net realizable value of each product. We are required to evaluate software development costs for impairment at each balance sheet date by comparing the unamortized capitalized costs to the net realizable value. The amount by which unamortized capitalized costs exceed the net realizable value of the asset is written off and recorded in the results of operations during the period of such impairment. The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing, maintaining and disposing of the product. Any write-downs of capitalized software are not subsequently restored, and the net realizable value at the close of an annual fiscal period becomes the amount capitalized and amortized for future accounting purposes. Our ability to estimate future expected benefits to be derived from the asset with a measured degree of probability is the most significant factor in our impairment analysis. If our estimate of expected benefits changes significantly in any given period, we could record impairment charges for certain assets, as we did in the second quarter of 2004.

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

Allowances

        We maintain allowances and reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and for credit memos which may be granted to customers in future periods that relate to revenue recognized in current periods. If the financial condition of our customers were to deteriorate, or concessions or discounts are granted in future periods which exceed our estimates, additional allowances and reserves may be required. Deterioration in the financial condition of our current customers may cause our allowance for doubtful accounts to increase and our future operating results to be adversely affected. Conversely, favorable resolution or collection of previously reserved for accounts may positively impact our future operating results. In the normal course of our business, we may be involved in billing disputes with certain customers. The resolution of these disputes may result in the granting of credit memos to the customer. We believe that we are adequately reserved for potential bad debts and credit memos at June 30, 2004.

Deferred Tax Assets

        The majority of our deferred income taxes relate to available net operating loss, or NOL, and research and development credit carryforwards. There is no assurance that we will generate the expected taxable income projected in making this determination or that all of our NOL carryforwards will be utilized in the manner we expect. As additional evidence becomes available, we will continue to evaluate our estimates and judgments related to the recoverability of deferred tax assets as required by

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," or "SFAS 109." We currently do not have a reserve against our net deferred tax asset generated from domestic operations. However, we have recorded a full valuation allowance against tax assets generated as a result of operating losses to date in our international operations. If expected taxable income is not generated in current or future years, it may be necessary to reverse some or all of the tax benefit recorded, adversely impacting tax expense and net income in current or future periods.

Discussion of Operating Results

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Total Company

        The following table sets forth, for the periods indicated, our consolidated statements of operations reflected as a percentage of total revenue:

	Three Months Ended June 30,
	2004	2003
Revenue	100.0%	100.0%
Costs and expenses:
Direct costs	61.8%	51.7%
Sales and marketing	15.3%	13.4%
General and administrative	18.6%	18.5%
Research and development	2.3%	2.1%

Total costs and expenses	98.0%	85.7%

Income from operations	2.0%	14.3%
Interest expense, net	1.0%	1.0%

Income before income taxes	1.0%	13.3%
Income tax expense	1.0%	4.7%

Net income	0.0%	8.6%

    Revenue

        Total revenue increased $2.2 million to $32.3 million. This increase is primarily attributable to higher revenue in the Wireless and New Markets business units, offset by a decrease in Wireline revenue.

        Wireline revenue decreased from $20.2 million to $18.8 million for the three months ended June 30, 2004. The decrease is primarily attributable to lower sales from systems and enhancements and lower recurring data management services revenue. The lower revenue in license sales is a result of delays in delivery and customer acceptance. The lower recurring revenue is a result of consolidation in the CLEC industry that has resulted in lower pricing for certain customers and renegotiation and extension of certain long-term ILEC contracts.

        Wireless revenue increased $3.3 million to $12.9 million for the three months ended June 30, 2004 as a result of continued deployments of Phase I and Phase II services and revenue from bmd for the quarter ended June 30, 2004 which accounted for $605,000 of the increase.

        New Markets revenue increased to $636,000 for the three months ended June 30, 2004 as a result of an increase in IntelliCastSM deployments in certain large municipalities.

    Costs

        Total costs increased $5.9 million, or 23%, while revenue increased $2.2 million, or 7%, during the second quarter of 2004 as compared to the same period in 2003. The significant areas where costs increased include:

  •
  Compensation and fringe expense (consisting of payroll taxes, accrued vacation, costs to provide medical coverage, 401(k) employer match, etc.), which increased approximately $936,000 due to annual merit increases and additional personnel in the sales and marketing and business development areas.;

  •
  Charges for asset impairments totaling $2.5 million;

  •
  Consulting and contract services, which increased approximately $1.1 million due to increased outsourcing of technical support on certain projects;

  •
  Increase in capitalized software amortization expense of $428,000 as a result of previously capitalized software assets placed into service;

  •
  Legal and accounting fees increased approximately $200,000, due to additional expenses related to internal reviews and preparation for audits required by Section 404 of the Sarbanes-Oxley Act of 2002; and

  •
  Previously deferred costs recognized in the second quarter of 2004, which increased approximately $500,000, along with a reduction in new deferred costs resulting in a net increase in expenses of $300,000.

    Income Before Income Taxes

        Income before income taxes decreased from $4.0 million for the three months ended June 30, 2003 to $398,000 for the three months ended June 30, 2004:

  •
  Wireline income before taxes decreased from $4.6 million to $2.0 million. The decrease is attributable to lower revenues from systems and enhancements, lower recurring revenues in our CLEC unit, and the renegotiation and extension of certain long-term ILEC contracts. This decrease resulted in lower gross margins.

  •
  Wireless income before taxes increased to $1.5 million, for the three months ended June 30, 2004 from $1.4 million for the three months ended June 30, 2003. This increase was due to increased Wireless revenue, and was partially offset by a $588,000 asset impairment charge.

  •
  New Markets loss before taxes increased from $2.0 million to $3.1 million. The increased loss is primarily attributable to an asset impairment charge of $1.9 million.

    Income Tax Expense

        Income tax expense decreased from $1.4 million to $227,000 based on lower income before taxes of $398,000 compared to $4.0 million in 2003, and is partially offset by a higher effective tax rate in 2004 of 39.4% compared to 35.5% in 2003. The higher effective tax rate is a result of the expected relative measured impact of taxable differences against book income and a reduced level of credit eligible research and development expenditures in 2004.

    Balance Sheet Items

        Current assets decreased $1.5 million to $70.7 million at June 30, 2004. This decrease is primarily a result of the following factors:

  •
  Cash and cash equivalents decreased $7.6 million to $30.4 million at June 30, 2004. The decrease is attributable to net cash used by operating activities of $333,000, and net cash used in financing activities of $5.0 million, as well as net cash used in investing activities of $2.9 million.

  •
  Accounts receivable and unbilled revenue increased $4.9 million to $22.1 million at June 30, 2004, primarily due to approximately $3.0 million in advanced billings for services to be provided in the third and fourth quarters of 2004.

  •
  Prepaids and other increased $1.6 million to $3.3 million at June 30, 2004, primarily due to advance payments for annual maintenance and insurance renewal expenses.

        Non-current assets increased $16.0 million to $89.1 million at June 30, 2004, primarily due to the following:

  •
  Goodwill increased $18.9 million to $43.4 million at June 30, 2004, as a result of our acquisition of bmd wireless AG on February 20, 2004.

  •
  Software development costs increased $913,000 to $13.8 million at June 30, 2004 due to $4.6 million of investments in several significant projects that reached technological feasibility, and due to our acquisition of $1.1 million in capitalized software in conjunction with our purchase of bmd wireless AG on February 20, 2004. The increase was partially offset by an impairment charge of $2.5 million related to capitalized software and amortization expense of $2.3 million.

  •
  Property and equipment, net decreased $2.5 million to $23.7 million at June 30, 2004, primarily attributable to depreciation expense.

  •
  Other assets decreased $395,000 to $560,000 at June 30, 2004 as a result of the conversion of our investment in TechnoCom to a note receivable.

        Current liabilities decreased $1.4 million to $36.8 million at June 30, 2004 primarily as a result of the following factors:

  •
  Current portion of capital lease obligations decreased $903,000 as a result of principal payments on such obligations.

  •
  Accounts payable and accrued liabilities decreased $1.7 million to $9.2 million at June 30, 2004 due to a decrease of $800,000 in accounts payable, a $580,000 reduction in accrued accounts payable, a $700,000 reduction in accrued direct costs as a result of recognition of previously deferred expenses, offset by an increase in accrued payroll related liabilities.

  •
  Deferred contract revenue short term increased $1.3 million to $17.0 million at June 30, 2004 due to the recording of new deferred revenue primarily due to deployments in the Wireless business unit.

        Long-term liabilities decreased $7.3 million to $15.2 million at June 30, 2004 as a result of principal payments on certain notes payable of $2.2 million and mandatorily redeemable preferred stock payments of $4.2 million.

        Capital lease obligations, net of current portion, decreased $137,000 as a result of the capital lease payments exceeding new capital leases that have been entered during the first six months of 2004.

Results of Operations by Business Unit

    Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

        The following table sets forth, for the periods indicated, our consolidated statements of operations by business segment reflected as a percentage of total revenue:

	Wireline		Wireless		New Markets
	2004	2003	2004	2003	2004	2003
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Direct costs	53.0%	46.1%	54.2%	53.6%	476.4%	302.9%
Indirect business unit costs	10.8%	10.4%	8.4%	11.1%	88.0%	313.1%
Corporate overhead	24.8%	19.6%	24.9%	19.7%	25.3%	15.4%

Total costs and expenses	88.6%	76.1%	87.5%	84.4%	589.7%	631.4%
Income (loss) from operations	11.4%	23.9%	12.5%	15.6%	(489.7)%	(531.4)%
Net interest expense	(0.7)%	(1.0)%	(0.7)%	(1.0)%	(0.7)%	(0.7)%

Income (loss) before income taxes	10.7%	22.9%	11.8%	14.6%	(490.4)%	(532.1)%
Income tax expense	0.8%	4.8%	0.6%	4.7%	0.0%	0.0%

Net income (loss)	9.9%	18.1%	11.2%	9.9%	(490.4)%	(532.1)%

Wireline Business Unit

        Wireline revenue decreased from $20.2 million to $18.8 million for the three months ended June 30, 2004. The decrease is primarily attributable to lower sales from systems and enhancements and lower recurring data management services revenue. The lower revenue in license sales is a result of delays in delivery and customer acceptance. The lower recurring revenue is a result of consolidation in the CLEC industry that has resulted in lower pricing for certain customers and renegotiation and extension of certain long-term ILEC contracts.

        Direct costs increased $668,000 to $10.0 million during the three months ended June 30, 2004, resulting in a gross margin of 47.0% for the three months ended June 30, 2004 as compared to 53.9% for the three months ended June 30, 2003. The increase in direct costs and resulting reduction in gross margin is primarily attributable to additional equipment expenses incurred in the three months ended June 30, 2004 to complete certain projects.

        Indirect expenses, which include sales and marketing, general and administrative, research and development and allocated corporate overhead expenses, increased by $652,000 to $6.7 million during the three months ended June 30, 2004. The increase in allocated corporate overhead expenses is attributable to additional sales, marketing and product management efforts.

Wireless Business Unit

        Wireless revenue increased $3.3 million to $12.9 million for the three months ended June 30, 2004 as a result of continued deployments of Phase I and Phase II services and revenue from our bmd subsidiary of $605,000.

        Direct costs increased by $1.9 million to $7.0 million for the three months ended June 30, 2004. Costs increased due to an asset impairment charge of $588,000 relating to capitalized software costs, the hiring of additional operations staff to support cell site implementations, increased software engineering expenses, increased circuit costs to accommodate growth, along with a reduction in net deferrable costs. Direct costs increased as a percentage of revenue, from 53.6% to 54.2%, primarily due to the asset impairment charge, offset by economies of scale associated with the increase in cell sites under management and the resulting increased revenue base.

        Indirect expenses increased by $1.3 million to $4.3 million primarily due to an increase in allocated corporate overhead expenses. Allocated corporate overhead expenses increased due to increased sales, marketing and product management efforts.

New Markets Business Unit

        New Markets revenue increased $253,000 to $636,000 for the three months ended June 30, 2004 primarily due to deployments in Chicago, Phoenix, New Orleans and other municipalities.

        Direct costs increased from $1.2 million to $3.0 million due to a $1.9 million asset impairment charge relating to capitalized software costs. Other direct costs, excluding the asset impairment charge, decreased as a percentage of revenue from 303% in the three months ended June 30, 2003 to 170% in the three months ended June 30, 2004.

        Indirect business unit expenses decreased by $538,000 to $720,000 primarily due to a reduction in sales and support personnel, as well as decreased marketing and advertising costs for IntelliCastSM and CDB product offerings. These decreases were offset by a $102,000 increase in allocated corporate overhead expenses.

Corporate Overhead

        Corporate overhead expenses, consisting of expenses incurred by various corporate support units, increased by $2.1 million to $8.0 million, due primarily to increased sales and marketing efforts, increased payroll costs attributable to annual merit adjustments, and increased corporate governance costs (legal, insurance, accounting, tax preparation, etc.) as described above in the "Total Company" section.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Total Company

        The following table sets forth, for the periods indicated, our consolidated statements of operations reflected as a percentage of total revenue:

	Six Months Ended June 30,
	2004	2003
Revenue	100.0%	100.0%
Costs and expenses:
Direct costs	59.0%	53.9%
Sales and marketing	14.8%	14.1%
General and administrative	17.9%	19.5%
Research and development	2.1%	2.1%

Total costs and expenses	93.8%	89.6%

Income from operations	6.2%	10.4%
Interest expense, net	.8%	.9%

Income before income taxes	5.4%	9.5%
Income tax expense	2.1%	3.4%

Net income	3.3%	6.1%

    Revenue

        Total revenue increased $4.5 million to $64.5 million. This increase is primarily attributable to higher revenue in the Wireless and New Markets units, offset by a decrease in Wireline revenue.

        Wireline revenue decreased from $41.1 million to $39.2 million for the six months ended June 30, 2004. This decrease is primarily attributable to lower sales of systems and enhancements and lower recurring data management services revenue. The lower revenue in license sales is a result of delays in delivery and customer acceptance. The lower recurring revenue is a result of consolidation in the CLEC industry that has resulted in lower pricing for certain customers and renegotiation and extension of certain long-term ILEC contracts.

        Wireless revenue increased $5.6 million to $23.8 million for the six months ended June 30, 2004 as a result of continued deployments of Phase I and Phase II services and revenues from our newly acquired bmd subsidiary.

        New Markets revenue increased to $1.5 million for the six months ended June 30, 2004 as a result of recurring IntelliCastSM revenue and increased CDB transactional revenue.

    Costs

        Total costs increased $6.8 million, or 13%, while revenue increased $4.5 million, or 7%, during the first half of 2004 as compared to the same period in 2003. The significant areas where costs increased include:

  •
  Charges for asset impairments of $2.5 million in first half of 2004;

  •
  Consulting and contract services, which increased approximately $2.0 million due to increased outsourcing of technical support on certain projects;

  •
  Direct costs in our Wireline business unit, which increased approximately $1.7 million due to a large Palladium innovations sale which carries a lower gross margin due to required hardware purchases;

  •
  Compensation and fringe expense (consisting of payroll taxes, accrued vacation, costs to provide medical coverage, 401(k) employer match, etc.), which increased approximately $1.7 million due to annual merit increases and additional personnel costs in sales and marketing and business development;

  •
  Repairs and maintenance costs and computer supplies, which increased by $600,000 due to an increase in computer hardware and software investments in our network infrastructure;

  •
  Legal and accounting fees increased approximately $200,000, due to additional expenses related to internal reviews and preparation for audits required by Section 404 of the Sarbanes-Oxley Act of 2002; and

  •
  Previously deferred costs recorded in the second quarter of 2004, which increased to approximately $4.2 million from $2.8 million for the same period in 2003.

        The significant areas where costs decreased include:

  •
  Telecommunications expenses, which decreased approximately $400,000. Costs were higher in 2003 due to a vendor-related pass-through expense of $240,000 that did not recur in 2004. The remaining decrease was a result of contract renegotiations with vendors;

  •
  Current period costs deferred for capitalized software purposes increased from $3.9 million to $7.0 million due to increased efforts in various software projects such as Intelligent Emergency Network ("IEN"), and significant license projects in the Wireline business unit.

Income Before Income Taxes

        Income before income taxes decreased from $5.8 million for the six months ended June 30, 2003 to $3.5 million for the six months ended June 30, 2004:

  •
  Wireline income before taxes was $4.9 million compared to $8.6 million in 2003. The decrease is attributable to a large sale of a Palladium Innovations solution, which carries a lower margin than sales of traditional 9-1-1 services and enhancements, and an increase in outside consulting fees incurred in conjunction with a large internal technical project, as well as a reduction in recurring revenue without corresponding reductions in fixed costs.

  •
  Wireless income before taxes increased $1.6 million. The increase is primarily a result of a $5.6 million increase in revenues, with only a $3.4 million increase in corresponding expenses, along with an asset impairment charge of $588,000.

  •
  New Markets loss before taxes increased $160,000. The loss was attributable to an asset impairment charge of $1.9 million relating to capitalized sofware costs, partially offset by higher IntelliCastSM and CDB revenue and lower related expenses.

Income Tax Expense

        Income tax expense decreased to $1.4 million based on lower income before taxes of $3.5 million compared to $5.8 million in 2003, partially offset by a higher effective tax rate in 2004 of 39.35% compared to 35.5% in 2003. The higher effective tax rate is a result of the expected relative measured impact of taxable differences against book income and a reduced level of credit eligible research and development expenditures in 2004.

Results of Operations by Business Unit

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

        The following table sets forth, for the periods indicated, our consolidated statements of operations by business segment reflected as a percentage of total revenue:

	Wireline		Wireless		New Markets
	2004	2003	2004	2003	2004	2003
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Direct costs	53.2%	47.7%	53.9%	57.1%	294.6%	314.6%
Indirect business unit costs	11.1%	10.2%	10.4%	14.1%	78.9%	328.9%
Corporate overhead	22.4%	20.3%	22.4%	20.3%	24.0%	18.1%

Total costs and expenses	86.7%	78.2%	86.7%	91.5%	397.5%	661.6%
Income (loss) from operations	13.3%	21.8%	13.3%	8.5%	(297.5)%	(561.4)%
Net interest expense	(0.8)%	(0.9)%	(0.8)%	(0.9)%	(0.9)%	(0.7)%

Income (loss) before income taxes	12.5%	20.9%	12.5%	7.6%	(298.4)%	(562.1)%
Income tax expense	2.3%	3.9%	1.9%	2.5%	0.0%	0.0%

Net income (loss)	10.2%	17.0%	10.6%	5.1%	(298.4)%	(562.1)%

Wireline Business Unit

        Wireline revenue decreased by $1.8 million to $39.2 million for the six months ended June 30, 2004. The decrease is primarily attributable to lower sales from systems and enhancements and lower recurring data management services revenue. The lower revenue in license sales is a result of delays in delivery and customer acceptance. The lower recurring revenue is a result of consolidation in the

CLEC industry that has resulted in lower pricing for certain customers and renegotiation and extension of certain long-term ILEC contracts.

        Direct costs increased $1.3 million to $20.9 million during the six months ended June 30, 2004. In addition, direct costs increased from 47.7% of Wireline revenue for the six months ended June 30, 2004 to 53.2% of Wireline revenue for the six months ended June 30, 2003. This increase, and the resulting reduction in gross margin, is primarily attributable to the sale of a Palladium Innovations system at a low gross margin on hardware during 2004.

        Indirect expenses, which include sales and marketing, general and administrative, research and development and allocated corporate overhead expenses, increased $650,000 to $13.1 million for the six months ended June 30, 2004. This increase is primarily due to an increase in corporate overhead expenses as a result of increased sales and marketing efforts at the corporate level to support all business units.

Wireless Business Unit

        Wireless revenue increased $5.6 million to $23.8 million for the six months ended June 30, 2004 as a result of continued deployments of Phase I and Phase II services and revenue of $722,000 from our bmd subsidiary.

        Direct costs increased by $2.4 million to $12.8 million for the six months ended June 30, 2004. Costs increased due to an asset impairment charge of $588,000 in the second quarter of 2004, the hiring of additional operations staff to support cell site implementations, increased software engineering costs, increased circuit costs to accommodate growth, along with a reduction in net deferred expenses. Direct costs decreased as a percentage of revenue, from 57.1% to 53.9%, primarily due to economies of scale associated with the increase in cell sites under management and the resulting increased revenue base, offset by the asset impairment charge.

        Indirect expenses increased $1.6 million to $7.8 million due to increased sales and marketing efforts and increased costs at the corporate level to support all business units. The decrease as a percentage of revenue, from 34.4% to 32.8%, is primarily due to economies of scale associated with the increases in cell sites under management and the resulting increase in revenue.

        The results of operations for bmd wireless AG from February 20, 2004 through June 30, 2004 are included in the Wireless business unit. Revenue from bmd during this period was $722,000. The net operating loss for bmd for this period was $228,000.

New Markets Business Unit

        New Markets revenue increased $722,000 to $1.5 million for the six months ended June 30, 2004:

  •
  IntelliCastSM revenue increased $527,000 due to deployments in Chicago, Phoenix, New Orleans and other certain municipalities; and

  •
  CDB revenue increased $194,000 due to increased transactional processing.

        Direct costs increased by $2.0 million to $4.4 million for the six months ended June 30, 2004. This increase is primarily due to a $1.9 million asset impairment charge relating to capitalized software costs, which was recorded in the second quarter of 2004.

        Indirect business unit expenses decreased $1.1 million to $1.5 million due to a reduction in sales and support personnel, as well as decreased marketing and advertising costs for IntelliCastSM and CDB product offerings.

Corporate Overhead

        Corporate overhead expenses, consisting of expenses incurred by various corporate support units, increased by $2.3 million to $14.5 million, due primarily to increased sales and marketing efforts, increased payroll costs attributable to annual merit adjustments and increased corporate governance costs (legal, insurance, accounting, tax preparation, etc.) as described above in the "Total Company" section.

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

  •
  Complete existing product strategies, including our IntelliCastSM, CDB and other major wireline and wireless product initiatives;

  •
  Complete market penetration strategies;

  •
  Invest in new product development;

  •
  Complete leasehold improvements to our existing facilities;

  •
  Invest in additional hardware and software to maintain and enhance our existing networks and software applications to achieve efficiencies in our information technology infrastructure;

  •
  Increase research and development efforts to implement our IEN platform, a key element of the strategy to enhance our existing 9-1-1 services business, and deliver the next generation of emergency communications services;

  •
  Begin paying federal and state income taxes once available tax assets and credits are fully utilized; and

  •
  Comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.

        During the remainder of 2004, we estimate that we will spend $3 to $5 million for capital expenditures to support the above initiatives and $4 to $5 million related to capitalized software projects. We expect to fund our capital obligations and ongoing operational activities and income taxes from cash provided by operations and existing cash balances at June 30, 2004 of $30.4 million.

        We cannot predict with certainty the cash and ongoing operational requirements for our proposed strategies as technological requirements for new product strategies, contemplated market conditions, competitive pressure and customer requirements change rapidly. If we are unable to generate the cash from operations at currently estimated levels, our efforts to complete existing products, complete potential acquisitions, enhance our platforms and enter new markets could be adversely impacted.

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

        In 2003, we expanded our revolving line of credit with GE Capital from $15.0 to $20.0 million. We also entered into a second term loan for $10.0 million to refinance the then outstanding principal balance on our revolving line of credit and fund continued operations. These financings were done to provide additional flexibility and capacity to meet our short and long-term needs and to lower the effective interest rate. The expansion of our revolving credit facility and the $10.0 million term loan also lowered the interest rate on outstanding principal to a floating LIBOR-based rate, which was 4.86% at June 30, 2004, and extended the due date on outstanding principal on the revolver from July 2004 to December 2006. We cannot predict the future direction of interest rates. A rise in interest rates would negatively impact our net income and cash flow. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

Sources and Uses of Cash

Operating Activities

        The following summarizes our cash provided by (used in) operating activities:

  •
  Three and six months ended June 30, 2004—$(333,000) and $6.7 million, respectively; and

  •
  Three and six months ended June 30, 2003—$10.1 million and $16.7 million, respectively

        Our use of cash from operations of $337,000 for the three months ended June 30, 2004 was due primarily to an increase in accounts receivable balances. The increase in accounts receivable balances was due primarily to the advance billing of future maintenance. Our days sales outstanding, or DSO, defined as ending gross accounts receivable and unbilled revenue divided by the trailing 90 days average daily sales, increased from 54 days at June 30, 2003 to 62 days at June 30, 2004.

        While we expect to receive payments from our customers for advance billings prior to the end of 2004, we cannot be assured that these payments will be received. We cannot predict with certainty whether we will be able to improve on our DSO performance. Given the state of the telecommunications industry and the associated financial difficulties, we continue to address our exposure to collection of outstanding accounts receivable from certain customers. The services we provide to our customers are generally considered mission critical. As a result, we are often deemed to be a critical vendor for payment status. Historically, this has assisted us in our efforts to collect on our invoices in a timely manner. If our customers delay payment to us in the future, our DSO could be adversely impacted.

        Our ability to continue to generate net income is primarily a function of increased revenue without a corresponding increase in our expenses. Total revenue increased $4.5 million or 7%, from $60.0 million for the six months ended June 30, 2003 to $64.5 million for the six months ended June 30, 2004. Our total operating costs increased $6.8 million, or 13% from $53.7 million for the six months ended June 30, 2003 to $60.5 million for the six months ended June 30, 2004. The increase in operating costs is due to the $2.5 million asset impairment expense, higher direct costs in the Wireline business unit associated with increased maintenance and equipment costs, higher directs costs in the Wireless business unit associated with the increased deployment base and additional sales and marketing efforts to support growth initiatives.

        Our ability to receive tax credits for future research and development expenses could be adversely impacted in future periods as the laws surrounding the utilization of such credits expired in June 2004.

Investing Activities

        The following summarizes our cash used in investing activities:

  •
  For three and six months ended June 30, 2004—$2.9 million and $9.7 million, respectively.

  •
  For three and six months ended June 30, 2003—$2.2 million and $4.6 million, respectively.

        Our use of cash for investing activities was driven by our investments in capital assets and software development projects, and our acquisition of bmd wireless AG during 2004. During the first six months of 2004, we paid $4.3 million in cash as part of the consideration tendered in our acquisition of bmd wireless AG. Capital asset purchases of $806,000 during the six months ended June 30, 2004 related primarily to additional hardware and software investments to enhance our infrastructure and software applications. Such purchases during the same period in 2003 totaled $2.1 million. We also acquired $979,000 of additional equipment and software through capital leases during the first six months of 2004, compared to only $36,000 of equipment through capital leases during the first six months of 2003.

        Our software development investments during the first six months of 2004 totaled $4.6 million, compared to $2.5 million during the same period in 2003. We invested in several significant software development efforts during these periods, including enhancements to our IntelliCastSM product offering and platform, along with significant investments in new product offerings in Wireline, including investments in our 911 IM product, WebClerk product, V911 Mobility Product (designated for VoIP 9-1-1 services) and the IEN platform.

Financing Activities

        The following table summarizes our cash provided by (used in) financing activities:

  •
  Three and six months ended June 30, 2004—($5.0) million and ($4.5) million, respectively.

  •
  Three and six months ended June 30, 2003—$2.7 million and $1.1 million, respectively.

        During the first half of 2004, we repaid $1.8 million on capital lease obligations, and made principal payments of $2.2 million on notes payable to GE Capital. We also paid $4.3 million related to the second redemption of mandatorily redeemable preferred stock related to the 2001 LPSS acquisition. As an additional source of funds, we received $3.7 million during the first six months of 2004 from stock option exercises, significantly higher than the $1.7 million in proceeds during the same period in 2003. This increase is most likely attributable to the increased market price of our common stock during the first half of 2004 when compared with the comparative 2003 period.

        As of June 30, 2004, we have a revolving line of credit that is available to meet operating needs. Borrowing availability may not exceed the lower of: (i) $20.0 million; or (ii) two times adjusted EBITDA (or $46.5 million at June 30, 2004) as defined in the line of credit agreement, which was amended in November 2003. The interest rate on amounts borrowed under the line of credit is equal to the lower of the prime rate plus 1.5%, which was 5.5% as of June 30, 2004, or LIBOR plus 3.75% per annum, which was 4.86% as of June 30, 2004. The line of credit matures on December 31, 2006, requires a $2.0 million minimum balance to be maintained and is collateralized by accounts receivable and certain other assets. As of June 30, 2004, $2.0 million was outstanding and an additional $17.2 million was available for additional borrowings. We are utilizing $850,000 of the credit line to satisfy letter of credit obligations related to the occupancy of our primary facilities in Longmont, Colorado and Lisle, Illinois.

        We also have access to a maximum of $12.5 million through capital lease lines with two entities. The interest rate is equal to each lessor's cost of funds plus an additional interest rate profit at the time of each lease. Each lease schedule is collateralized by the underlying assets and is subject to review and approval by the lessor at the time of our application. Each lease has either a 24-month or a

36-month term. As of June 30, 2004, we have utilized approximately $3.4 million of the $12.5 million available under the capital lease lines.

        As of June 30, 2004, we have a secured term loan from GE Capital, payable in monthly installments of $83,000 through October 1, 2005. The interest rate on this term loan is equal to the prime rate plus 1.5%, which was 4.0% at June 30, 2004. As of June 30, 2004, the outstanding balance on this term loan was $1.3 million.

        As of June 30, 2004, we have a second secured term loan from GE Capital, payable in quarterly installments of $833,000 through April 1, 2006. The interest rate on this term loan is equal to the lower of (a) prime rate plus 1.5%, or (b) LIBOR plus 3.75%. At June 30, 2004, the LIBOR plus 3.75% was 4.86%, lower than the prime rate plus 1.5%, which was 5.5%. As of June 30, 2004, the outstanding balance on the second term loan was $6.7 million.

        In February 2004, we entered into the Fifth Amendment to our Loan and Security Agreement with General Electric Capital Corporation in order to ensure that we will have additional flexibility in conducting domestic and international operations by eliminating the requirement to obtain the lender's consent for:

  •
  An acquisition or acquisitions that, in aggregate, are valued at less than $15.0 million; or

  •
  Inter-company transfers of funds between us and any foreign subsidiary that, in aggregate, would exceed a $2.0 million balance at any point in time.

Covenant Compliance

        We were in compliance with all debt covenants as of June 30, 2004.

Assessment of Future Liquidity

        Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to adequately fund our operations through at least the next twelve months. In making this assessment, we have considered:

  •
  Our consolidated cash and cash equivalents of $30.4 million as of June 30, 2004;

  •
  The availability of funding under our revolving credit facility;

  •
  The anticipated level of capital expenditures during the remainder of 2004;

  •
  The $4.6 million redemption of Preferred Stock, presently held by NVP II, in one remaining payment of approximately $4.6 million, due in June 2005;

  •
  Presently scheduled debt service requirements during the remainder of 2004; and

  •
  Our expectation of realizing positive cash flow from operations through the remainder of 2004.

        The availability of borrowings under our credit facility and lease line of credit is subject to covenants and limitations and require us to maintain compliance with specified operating and financial covenants. While we were in compliance with all covenant ratios at June 30, 2004, there can be no assurance that we will continue to be in compliance with these ratios over time, especially if our debt borrowings increase or our operating results are not sufficient to cover our fixed financing payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk to the extent that United States interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. The interest payable on our line of credit and one of our two term loans is determined based on the lower of prime rate plus 1.5% or LIBOR plus 3.75% per annum, and, therefore, is affected by changes in market interest rates; similarly, the interest payable on our second term loan is prime-based and, therefore, is subject to market interest rate fluctuations. Interest rates on our capital lease lines are dependent on interest rates in effect at the time the lease line is drawn upon. Total liabilities outstanding at June 30, 2004 under the line of credit and capital lease lines were approximately $13.4 million. Based on amounts borrowed as of June 30, 2004, we would have a resulting decline in future annual earnings and cash flows of approximately $134,000 for every 1% increase in prime lending rates. We have no plans to use derivative instruments or engage in hedging activities.

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

        In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The following two matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held on June 3, 2004 and were passed by a majority vote of our stockholders.

  1.
  Election of Stephen James as a Class A director for a term of three years:

For	Withheld
15,688,171	278,942
  2.
  Ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for 2004.

For	Against	Abstain
15,487,897	285,187	194,029

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits.

Exhibit Number	Description
31.01	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.02	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.01	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K.

(1)
On April 22, 2004, we filed a Current Report on Form 8-K to provide information about our first quarter 2004 earnings. The information regarding our first quarter 2004 earnings was furnished pursuant to Item 12 as "Results of Operation and Financial Condition" and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act (including this Quarterly Report on Form 10-Q), except as expressly set forth by specific reference in such a filing.

(2)
On May 25, 2004, we filed a Current Report on Form 8-K to announce the six-year extension of our 9-1-1 data management services agreement with a subsidiary of Verizon Communications Inc. The agreement will continue until March 2010.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2004

INTRADO INC. a Delaware corporation
By:	/s/ George K. Heinrichs
	Name:	George K. Heinrichs
	Title:	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
By:	/s/ Michael D. Dingman, Jr.
	Name:	Michael D. Dingman, Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)