Form 10-Q
period 2004-09-30
INTRADO INC
filed 2004-11-09
CIK 924505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2004

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

As of November 1, 2004, there were 17,404,265 shares of common stock outstanding.

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

•                  Whether our efforts to expand into European and other international markets will prove to be economically viable and whether we will be able to generate revenue sufficient to recover our investment in bmd wireless AG;

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

•                  Our ability to expand beyond our traditional business and into highly competitive notification and data management sectors, including, but not limited to, our efforts to employ our IntelliCastSM Target Notification and Commercial Database services;

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

•                  The potential impacts on our prospective and historical financial statements resulting from recent accounting pronouncements related to share based payments and our implementation strategy and effective date; and

•                  Developments in governance, accounting and financial regulations, including Section 404 of the Sarbanes-Oxley Act of 2002 and their unpredictable impact on general and administrative expenses and our ability to comply.

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

PART I - FINANCIAL INFORMATION

INTRADO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data; Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Wireline	$21,393	$20,779	$60,602	$61,828
Wireless	13,884	10,466	37,671	28,682
New Markets	789	438	2,266	1,193
Total revenues	36,066	31,683	100,539	91,703

Costs and expenses:
Direct costs—Wireline	11,161	9,725	32,035	29,305
Direct costs—Wireless	6,535	5,611	19,344	16,004
Direct costs—New Markets	982	1,082	5,333	3,457
Sales and marketing	5,168	4,008	14,735	12,450
General and administrative	4,633	5,535	16,203	17,214
Research and development	787	580	2,126	1,820
Total costs and expenses	29,266	26,541	89,776	80,250
Income from operations	6,800	5,142	10,763	11,453

Other income (expense):
Interest and other income	102	59	282	147
Interest and other expense	(277)	(392)	(971)	(1,014)
Income before income taxes	6,625	4,809	10,074	10,586

Income tax expense	2,629	1,707	3,986	3,758

Net income	$3,996	$3,102	$6,088	$6,828

Net income per share:
Basic	$0.23	$0.20	$0.36	$0.44
Diluted	$0.22	$0.18	$0.34	$0.41

Shares used in computing net income per share:
Basic	17,360,546	15,749,993	17,102,066	15,641,085
Diluted	17,803,487	17,237,161	18,073,339	16,650,465

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands; Unaudited)

	September 30, 2004	December 31, 2003

ASSETS

Current assets:
Cash and cash equivalents	$28,404	$37,981
Short term investments	6,510	—
Accounts receivable, net of allowance for doubtful accounts of $376 and $357, respectively	18,309	15,678
Unbilled revenue	4,748	1,560
Prepaids and other	3,285	1,695
Deferred contract costs	4,432	4,195
Deferred income taxes	8,465	11,105

Total current assets	74,153	72,214

Property and equipment, net of accumulated depreciation of $44,576 and $38,808, respectively	23,329	26,220
Goodwill, net of accumulated amortization of $1,394	43,425	24,517
Other intangibles, net of accumulated amortization of $7,550 and $6,172, respectively	4,511	5,586
Long-term investments	1,426	—
Deferred contract costs	2,172	2,865
Software development costs, net of accumulated amortization of $7,735 and $6,189, respectively	15,542	12,910
Other assets	515	955

Total assets	$165,073	$145,267

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$10,361	$10,906
Current portion of capital lease obligations	1,417	2,935
Current portion of notes payable	4,250	4,250
Mandatorily redeemable preferred stock payable	4,363	4,435
Deferred contract revenue	16,197	15,733

Total current liabilities	36,588	38,259

Capital lease obligations, net of current portion	1,792	1,488
Line of credit	2,000	2,000
Deferred rent, net of current portion	1,674	1,566
Notes payable, net of current portion	2,667	5,917
Mandatorily redeemable preferred stock payable	—	4,159
Deferred contract revenue	6,768	6,355
Deferred tax liability	1,227	1,081

Total liabilities	52,716	60,825

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; 4,552 and 9,104 issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 17,393,245 and 16,164,007 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	19	16
Additional paid-in capital	110,768	88,944
Retained earnings (accumulated deficit)	1,570	(4,518)

Total stockholders’ equity	112,357	84,442

Total liabilities and stockholders’ equity	$165,073	$145,267

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands; Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Cash flows from operating activities:
Net income	$3,996	$3,102	$6,088	$6,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,801	3,785	11,646	11,853
Asset impairment	—	—	2,536	—
Tax benefit for stock option exercises	47	1,624	1,349	1,850
Accretion of interest on mandatorily redeemable preferred stock payable	68	138	66	207
Stock-based compensation	172	49	273	103
Provision for doubtful accounts	44	(36)	205	(85)
Other	3	2	12	19
Change in:
Accounts receivable and unbilled revenue	(963)	1,179	(5,679)	4,739
Prepaids and other assets	31	(553)	(1,069)	(102)
Deferred contract costs	937	(241)	516	(1,061)
Deferred income taxes	2,582	(23)	2,621	1,801
Accounts payable and accrued liabilities	452	103	(1,722)	1,578
Deferred revenue	(234)	(232)	763	(2,101)
Net cash provided by operating activities	10,936	8,897	17,605	25,629

Cash flows from investing activities:
Acquisition of property and equipment	(367)	(385)	(1,173)	(2,448)
Purchases of investments	(655)	—	(7,966)	—
Capitalized software development costs	(3,122)	(1,027)	(7,709)	(3,557)
Acquisition, net of cash acquired	—	—	(4,354)	—
Net cash used in investing activities	(4,144)	(1,412)	(21,202)	(6,005)

Cash flows from financing activities:
Principal payments on capital lease obligations	(804)	(671)	(2,566)	(2,478)
Principal payments on notes payable, Lucent inventory payable and mandatorily redeemable preferred stock	(1,083)	(5,635)	(7,547)	(8,347)
Proceeds from notes payable and line of credit	—	299	—	4,199
Proceeds from exercise of stock options, warrants and employee stock purchase plan	408	3,151	4,120	4,847
Net cash used in financing activities	(1,479)	(2,856)	(5,993)	(1,779)

Effect of exchange rate changes on cash	9	—	13	—

Net increase (decrease) in cash and cash equivalents	5,322	4,629	(9,576)	17,845

Cash and cash equivalents, beginning of period	23,082	26,111	37,981	12,895
Cash and cash equivalents, end of period	$28,404	$30,740	$28,404	$30,740

Supplemental schedule of noncash financing and investing activities:

Property and equipment acquired under capital leases and accounts payable	$606	$1,093	$1,585	$1,129

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly present the consolidated financial position, results of operations and cash flows of Intrado Inc. (“Intrado” or the “Company”) for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for subsequent quarterly periods or for the entire fiscal year ending December 31, 2004.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period’s presentation.  These reclassifications include purchases of investments that occurred in the nine month period ended September 30, 2004.  There were no sales of investments in the nine month period ended September 30, 2004.

Financial Instruments

The Company’s investment portfolio consists of investments classified as cash equivalents, short-term investments, and long-term investments. All highly liquid investments with an effective original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. The Company’s short- and long-term investment portfolio is classified as available for sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Any unrealized gains or losses are included in stockholders’ equity as a component of other comprehensive income until the security is sold or a decline in fair value is determined to be other than temporary. Any realized gains or losses on the sale of securities are recognized using the specific identification method.  At September 30, 2004, short- and long-term investments consisted primarily of U.S. government treasury securities, commercial paper, mortgage backed securities, commercial notes and bonds, and municipal securities.

Income Taxes

For the three and nine months ended September 30, 2004, the Company recognized $2.6 million and $4.0 million, respectively, of income tax expense, based upon the Company’s estimate of a 39.6% effective tax rate for the year ending December 31, 2004.  For the three and nine months ended September 30, 2003, the Company recognized $1.7 million and $3.8 million, respectively, of income tax expense based on the Company’s 35.5% effective tax rate for the year ended December 31, 2003.  Our effective tax rate may be impacted in the future by a variety of factors, including the Working Families Tax Relief Act of 2004 which was signed into law on October 4, 2004.  The Act includes a provision that reinstates the research and development tax credit that previously expired on June 30, 2004.  The reinstatement is retroactive to June 30, 2004 and the credit will be available through December 31, 2005.  We will evaluate the Act and all associated guidance in the fourth quarter of 2004 to determine whether any benefit associated with the reinstated credit will impact the Company’s annual tax rate.

Stock-Based Compensation Plans

At September 30, 2004, the Company has two stock-based employee compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or “SFAS 123,” to stock-based employee compensation (in thousands except per share amounts).  For the purposes of pro forma disclosure presented in the table to follow, the Company has computed the fair values of options granted under the plans using the Black-Scholes option pricing model and the following weighted average assumptions for the periods ended September 30, 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	6.0%	3.0%	4.5%	3.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Estimated life	4.2 years	4.2 years	4.2 years	4.2 years
Volatility	60.4%	55.6%	60.4%	55.6%

Certain assumptions were used in determining the stock-based compensation expense under the fair-value based method.  To estimate lives of options for this valuation, it was assumed options would be exercised upon becoming fully vested and all options will eventually become fully vested.  The expected volatility refers to the volatility of the Company’s common stock over the expected life of a given option.  The assumed risk-free interest rates were determined using government securities with original maturities similar to the respective expected option lives at date of grant.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income, as reported	$3,996	$3,102	$6,088	$6,828
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(843)	(811)	(2,277)	(2,669)

Pro forma net income	$3,153	$2,291	$3,811	$4,159

Net income per share:
Basic – as reported	$0.23	$0.20	$0.36	$0.44
Basic – pro forma	$0.18	$0.15	$0.22	$0.27

Diluted – as reported	$0.22	$0.18	$0.34	$0.41
Diluted – pro forma	$0.18	$0.13	$0.21	$0.25

NOTE 2 – ACQUISITION

bmd wireless AG

On February 3, 2004, the Company entered into a share purchase agreement to acquire bmd wireless AG (“bmd”), a Swiss corporation headquartered in Zug, Switzerland. bmd provides core network messaging solutions, enabling cross network mobile and application messaging traffic for a wide range of mobile operators and service providers. Upon closing the acquisition on February 20, 2004, bmd became a wholly owned subsidiary of Intrado.  Results of operations for bmd from the date of acquisition are reported under the Wireless business unit.  bmd designs, builds and delivers messaging platforms, tools and solutions for wireless service providers. bmd’s product offerings include, but are not limited to, the following:

•                  Wireless Application Messaging Server, which enables mobile operators and service providers to offer global cross network short message services, or SMS, to their customers;

•                  SMS Spam Filtering that offers functionality to block unsolicited SMS messages from on-net or off-net sources.

The Company acquired bmd wireless to enhance the breadth and depth of the Company’s commercial product offerings in domestic and international markets.  Management believes that integration of bmd’s key development capabilities, products and resources with the Company’s platforms and business models will enable the Company to design and build messaging solutions that allow wireless operators and service providers to offer innovative new services to their subscribers.  There can be no assurances that our investment in bmd will produce the expected benefits needed to recover the amount of the original purchase price or the additional investments being made post-acquisition to develop, market and deliver the products to market.

Under the terms of the agreement, the Company acquired all of the outstanding common stock of bmd in exchange for:

•                  approximately $4.3 million of cash;

•                  700,002 shares of common stock; and

•                  an obligation to issue up to 200,000 additional shares of common stock (the “Earn-out Shares”) subject to certain terms.

Under the earn-out provision, the Company will issue 0.02 Earn-out Shares for each $1.00 of qualifying revenue from January 1 through December 31, 2004, as defined in the share purchase agreement, up to a maximum of 200,000 Earn-out Shares.  The Earn-out Shares will be issued within five days of the Company’s filing of its 2004 Annual Report on Form 10-K, but in no event later than April 10, 2005.  It is estimated that the number of earn-out shares to be issued is approximately 35,000 shares, based on unaudited revenue from January 1, 2004 through September 30, 2004 of $1.75 million.

In conjunction with the acquisition of bmd, the Company also paid $200,000, issued 35,000 shares of common stock and incurred an obligation to issue up to 10,000 Earn-out Shares to bmd’s representative agent as a finder’s fee.

Under the purchase method of accounting, the Company recorded an aggregate purchase price (excluding the earn-out provision) of approximately $20.9 million, which consisted of approximately $4.3 million in cash, $16.1 million in Intrado common stock, and $503,000 in deal related costs and other incurred liabilities, which primarily consisted of fees paid for legal, accounting and financial advisory services. A total of 735,002 Intrado shares were issued in the transaction. The bmd shareholders tendered all of the outstanding shares of bmd.  The value of the stock issued by the Company was calculated as $21.91 per share, based upon the average closing price of the Company’s common stock for the five trading days beginning on January 30, 2004 and ending on February 5, 2004.

In accordance with Statement of Financial Accounting Standards 141, “Business Combinations,” or “SFAS 141,” the Company allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired, as well as core technology (capitalized software) and customer relationships, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on an independent appraisal. The Company assigned the goodwill to its Wireless Business Unit.  The amount of goodwill generated as a result of the acquisition will not be deductible for tax purposes.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” or “SFAS 142,” goodwill and purchased intangibles with indefinite lives acquired after September 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The total purchase price initially has been allocated as follows (in thousands):

Current assets	$886
Property and equipment	202
Capitalized software	1,059
Goodwill	18,938
Intangible assets and other	304
Total assets acquired	21,389
Current liabilities	(210)
Deferred revenue – current	(103)
Deferred tax liability – current portion	(25)
Deferred tax liability – long-term	(170)
Total purchase price	$20,881

In performing the original purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of bmd’s products. The fair value of intangible assets was primarily based on the replacement cost approach and the relief from royalty approach. The discount rates used were 20% for customer contracts and related relationships, and 25% for core technology (capitalized software).  These discount rates were determined after consideration of the Company’s rate of return on debt capital and equity, the weighted average return on invested capital, and the risk associated with achieving forecasted sales related to the technology and assets acquired from bmd. At September 30, 2004, identifiable intangible assets purchased in the bmd acquisition consist of the following (in thousands, except for useful life):

Identifiable Intangible Assets	Gross Value	Accumulated Amortization	Useful Life

Capitalized software	$1,059	$368	3 years
Customer contracts and related relationships	304	61	3 years

Balance, September 30, 2004	$1,363	$429

For the Year Ending	Estimated Amortization Expense

December 31, 2004	$618
December 31, 2005	523
December 31, 2006	208
December 31, 2007	14
$1,363

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of Intrado and bmd, on a pro forma basis, as though the companies had been combined as of the beginning of each period presented. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each three-month period presented. The pro forma condensed combined statement of operations for the three months and nine months ended September 30, 2004 combines the historical results for Intrado for the three months and nine months ended September 30, 2004 and the historical results for bmd for the period preceding the acquisition of January 1 through February 19, 2004. The unaudited pro forma condensed combined statement of operations for the three months and nine months ended September 30, 2003 combines the historical results for Intrado for the three months and nine months ended September 30, 2003, and the historical results for bmd for the three months and nine months ended September 30, 2003.  The following amounts are in thousands, except per share amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$36,066	$31,903	$100,884	$92,439
Net income	$3,996	$2,748	$6,280	$6,390
Basic income per share	$0.23	$0.17	$0.37	$0.41
Diluted income per share	$0.22	$0.16	$0.35	$0.38

NOTE 3 – ASSET IMPAIRMENT CHARGE

During the nine months ended September 30, 2004 the Company recorded an impairment charge of $2.5 million related to two previously capitalized software assets.  Approximately $588,000 of the impairment is attributable to a prospective mobile positioning product and is included in direct costs of the Wireless business unit. $1.9 million of the impairment is attributable to Commercial Database systems and software and is included in direct costs of the New Markets business unit.

In assessing the recoverability of these assets, the Company relied on estimates and judgments to determine the net realizable value of each product. The Company is required to evaluate software development costs for impairment at each balance sheet date by comparing the unamortized capitalized costs to the net realizable value.  The amount by which unamortized capitalized costs exceed the net realizable value of the asset is written off and recorded in the results of operations during the period of such impairment.  The net realizable value is the estimated future gross revenue from that product reduced by the estimated future costs of completing, maintaining and disposing of the product.  Any write-downs of capitalized software are not subsequently restored, and the net realizable value at the close of an annual fiscal period becomes the amount capitalized and amortized for future accounting purposes.  Based on an evaluation in the second quarter of 2004, the Company determined that certain capitalized software assets were impaired and accordingly recorded an impairment charge of $2.5 million in that period.  The following table outlines the income statement impacts of the impairment charges in the two reportable segments that were affected (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Wireless direct costs – software amortization	$—	—	$—	$—
Wireless direct costs – asset impairment charge	$—	$—	$588	$—
New Markets direct costs – software amortization	$—	$173	$230	$506
New Markets direct costs – asset impairment charge	$—	$—	$1,948	$—

NOTE 4 – PREFERRED STOCK

The Company issued 13,656 shares of mandatorily redeemable, non-voting Series A Preferred Stock (“Preferred Stock”) in July 2003 as a result of its May 2001 acquisition of Lucent Public Safety Systems.  The Preferred Stock is subject to mandatory redemption in three installments:  the first one-third was redeemed in August 2003, an additional one-third at approximately $4.5 million was redeemed in June 2004, and the remaining one-third must be redeemed no later than June 2005.  Early redemption is available at the Company’s option.  If the Company engages in an underwritten public offering prior to June 2005, the Company must use 25% of the gross proceeds of such offering to redeem the Preferred Stock.

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

NOTE 5 – INCOME PER SHARE

The Company presents basic and diluted income or loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted income per share.  Under this statement, basic income per share is determined by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  The treasury stock method, using the average price of the Company’s common stock for the period, is applied to determine dilution from options and warrants.  The as-if-converted method is used for convertible securities.  Antidilutive common stock options were not included in the calculations of dilutive income per share for the three months and nine months ended September 30, 2004 and 2003; these options totaled 1,051,435 and 544,120, respectively, for the three and nine months ended September 30, 2004, and 140,687 and 570,084, respectively, for the three and nine months ended September 30, 2003.

A reconciliation of the numerators and denominators used in computing per share net income is as follows (unaudited, in thousands except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$3,996	$3,102	$6,088	$6,828
Denominator for basic income per share:
Weighted average common shares outstanding	17,360,546	15,749,993	17,102,066	15,641,085
Denominator for diluted income per share:
Weighted average common shares outstanding	17,360,546	15,749,993	17,102,066	15,641,085
Options issued to employees and warrants outstanding	442,941	1,487,168	971,273	1,009,380
Denominator for diluted income per share	17,803,487	17,237,161	18,073,339	16,650,465

NOTE 6 – REPORTABLE SEGMENTS

The Company manages its internal operating units by aggregating similar service offerings with organizational supervision and decision-making authorities. As a result, the Company maintains three business units: Wireline, Wireless and New Markets.  Wireline provides 9-1-1 data management systems and services, and call-handling products to incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), Independent Operating Companies (“IOCs”), Voice over Internet Protocol (“VoIP”) carriers, the State of Texas, and public safety answering points (“PSAPs”).  Wireless provides wireless E9-1-1 Phase I and Phase II and hosted Position Determination Entity (“PDE”) services to wireless carriers.  New Markets, which is responsible for services and products that are in the early stages of development or market penetration, currently includes IntelliCastSM and Commercial Database (“CDB”) services.

The Company also allocates indirect expenses from corporate support groups to Wireline, Wireless and New Markets based on the percentage of total Company revenue each unit generates in the reported period. These expenses include indirect costs, corporate overhead and income taxes. Direct costs in each business unit include all costs directly attributable to a business unit’s operations and revenue-earning activities. Indirect business unit costs consist of the costs of business unit support functions, including sales and marketing, general and administrative, and research and development.  Corporate overhead includes these same costs allocated from corporate to the business units.  Income taxes are also allocated to the business units based on the percentage of income before taxes each unit generated in the period.  The expenses allocated from corporate are shown as a separate line item below direct and indirect costs.

The Company does not segregate assets between segments as it is currently impractical to do so.  The Company included the results of operations for bmd within the Wireless business unit for the period February 20, 2004 (date of acquisition) through September 30, 2004.

	For the Three Months Ended September 30,
	(dollars in thousands)
	WIRELINE		WIRELESS		NEW MARKETS		TOTAL
	2004	2003	2004	2003	2004	2003	2004	2003

Data management	$12,410	$13,825	$12,948	$9,282	$686	$438	$26,044	$23,545
Maintenance	4,994	3,865	85	—	—	—	5,079	3,865
Systems	3,620	3,075	429	—	—	—	4,049	3,075
Professional services	369	14	422	1,184	103	—	894	1,198
Total revenues	21,393	20,779	13,884	10,466	789	438	36,066	31,683

Direct costs	11,161	9,725	6,535	5,611	982	1,082	18,678	16,418
Indirect business unit costs	1,979	2,117	1,048	1,041	520	920	3,547	4,078
Corporate overhead	4,225	3,990	2,675	1,995	141	60	7,041	6,045
Total costs and expenses	17,365	15,832	10,258	8,647	1,643	2,062	29,266	26,541

Income (loss) from operations	4,028	4,947	3,626	1,819	(854)	(1,624)	6,800	5,142
Net interest expense	(104)	(220)	(67)	(110)	(4)	(3)	(175)	(333)

Income (loss) before taxes	3,924	4,727	3,559	1,709	(858)	(1,627)	6,625	4,809
Income tax expense	1,762	1,127	867	580	—	—	2,629	1,707

Net income (loss)	$2,162	$3,600	$2,692	$1,129	$(858)	$(1,627)	$3,996	$3,102

	For the Nine Months Ended September 30,
	(dollars in thousands)
	WIRELINE		WIRELESS		NEW MARKETS		TOTAL
	2004	2003	2004	2003	2004	2003	2004	2003

Data management	$38,169	$41,716	$35,474	$26,503	$2,163	$1,193	$75,806	$69,412
Maintenance	13,505	12,220	201	—	—	—	13,706	12,220
Systems	7,950	7,751	855	—	—	—	8,805	7,751
Professional services	978	141	1,141	2,179	103	—	2,222	2,320
Total revenues	60,602	61,828	37,671	28,682	2,266	1,193	100,539	91,703

Direct costs (1)	32,035	29,305	19,344	16,004	5,333	3,457	56,712	48,766
Indirect business unit costs	6,342	6,291	3,530	3,603	1,685	3,403	11,557	13,297
Corporate overhead	13,000	12,305	8,012	5,685	495	197	21,507	18,187
Total costs and expenses	51,377	47,901	30,886	25,292	7,513	7,057	89,776	80,250

Income (loss) from operations	9,225	13,927	6,785	3,390	(5,247)	(5,864)	10,763	11,453
Net interest expense	(420)	(584)	(252)	(274)	(17)	(9)	(689)	(867)

Income (loss) before taxes	8,805	13,343	6,533	3,116	(5,264)	(5,873)	10,074	10,586
Income tax expense	2,671	2,723	1,315	1,035	—	—	3,986	3,758

Net income (loss)	$6,134	$10,620	$5,218	$2,081	$(5,264)	$(5,873)	$6,088	$6,828

(1)               Includes asset impairment charge of $588,000 for Wireless and $1.9 million for New Markets for the nine months ended September 30, 2004.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

Ameritech is also one of the Company’s most significant customers, as evidenced by the fact that the Company recognized revenue from SBC for the three and nine months ended September 30, 2004 of $4.7 million and $16.6 million, respectively. As of September 30, 2004, SBC owed the Company approximately $838,000 for services provided. During the nine months ended September 30, 2004 and 2003, the Company paid SBC $2.4 million and $1.8 million for leases, respectively. As of September 30, 2004 the Company owed approximately $3.1 million pursuant to the same leases. The leases generally have interest rates ranging from 2.25% to 9.0%, require monthly payments and have expiration dates varying through September 2007.

TechnoCom Corporation

During the year ended December 31, 2002, the Company purchased 294,118 shares of TechnoCom Corporation’s Series A Preferred Stock for $500,000, representing 2.9% of the aggregate dilutive voting power of TechnoCom as of September 30, 2002. The Company did not exercise any control or influence over TechnoCom and did not have any board representation. As a result, the Company accounted for its investment on a cost rather than equity basis.  On March 25, 2004, TechnoCom redeemed the Company’s preferred stock by issuing a $500,000 promissory note, which bears interest at 4% per year. TechnoCom repaid $25,000 of principal on the promissory note in the third quarter of 2004.  The Company will receive principal and interest payments on the remaining $350,000 note balance in quarterly installments of $27,000 through June 2008.

TechnoCom is under contract to provide development and implementation services to the Wireless business unit in connection with the Company’s PDE product offering.  TechnoCom also provides subcontracted services to the Company’s ILEC customers.  During the three and nine months ended September 30, 2004, TechnoCom provided total services to the Company of $38,340 and $237,340, respectively.

NOTE 8 - LITIGATION

The Company is subject to various claims and business disputes in the ordinary course of business, none of which are considered to be material to the financial position, results of operations, or cash flows of the Company.

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The revenue derived from monthly data management services and ongoing maintenance of existing systems accounts for the majority of our revenue. We consider this “recurring revenue” as it is derived from long-term contracts with terms of up to 10 years. During the three months ended September 30, 2004, recurring revenue comprised $31.1 million, or 86%, of our total revenue of $36.1 million; during the three months ended September 30, 2003, recurring revenue was $27.4 million, or 87%, of our total revenue of $31.7 million. During the nine months ended September 30, 2004, recurring revenue comprised $89.5 million, or 89%, of our total revenue of $100.5 million; during the nine months ended September 30, 2003, recurring revenue was $81.6 million, or 89%, of our total revenue of $91.7 million.  A detailed discussion of results of operations, both at a company level and at a business unit level, is contained in the analysis of the results of operations and our liquidity and capital resources section.

The following tables represent revenue amounts (dollars in thousands; unaudited) and percentages by business unit:

	Three Months Ended September 30,
	Revenue		Percent
	2004	2003	2004	2003
Wireline	$21,393	$20,779	59%	66%
Wireless	13,884	10,466	39%	33%
New Markets	789	438	2%	1%
Total	$36,066	$31,683	100%	100%

	Nine Months Ended September 30,
	Revenue		Percent
	2004	2003	2004	2003
Wireline	$60,602	$61,828	60%	68%
Wireless	37,671	28,682	38%	31%
New Markets	2,266	1,193	2%	1%
Total	$100,539	$91,703	100%	100%

The following tables represent operating income (loss) amounts (dollars in thousands; unaudited) and percentages by business unit:

	Three Months Ended September 30,
	Operating Income (Loss)		Percent
	2004	2003	2004	2003
Wireline	$4,028	$4,947	59%	96%
Wireless	3,626	1,819	53%	35%
New Markets	(854)	(1,624)	(12)%	(31)%
Total	$6,800	$5,142	100%	100%

	Nine Months Ended September 30,
	Operating Income (Loss)		Percent
	2004	2003	2004	2003
Wireline	$9,225	13,927	86%	121%
Wireless	6,785	3,390	63%	30%
New Markets	(5,247)	(5,864)	(49)%	(51)%
Total	$10,763	11,453	100%	100%

Discussion of Operating Results

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Total Company

The following table sets forth, for the periods indicated, our consolidated statements of operations reflected as a percentage of total revenue:

	Three Months Ended September 30,
	2004	2003
Revenue	100.0%	100.0%
Costs and expenses:
Direct costs	51.8%	51.8%
Sales and marketing	14.3%	12.7%
General and administrative	12.8%	17.5%
Research and development	2.2%	1.8%
Total costs and expenses	81.1%	83.8%
Income from operations	18.9%	16.2%
Interest expense, net	0.5%	1.1%
Income before income taxes	18.4%	15.1%
Income tax expense	7.3%	5.4%
Net income	11.1%	9.7%

Revenue

Total revenue increased $4.4 million to $36.1 million, or 14%.  This increase is primarily attributable to an increase in Wireless revenue of $3.4 million, or 33%, and an increase in Wireline revenue of $614,000, or 3%.

Wireline revenue increased from $20.8 million to $21.4 million for the three months ended September 30, 2004.  The increase is primarily the result of increased maintenance revenue attributable to a customer renewal announced in the second quarter of 2004 and additional system and professional services sales related to our Intelligent Emergency NetworkSM, or “IEN,” product sales.  These increases were offset by reduced revenue in data management services attributable to consolidation in the CLEC industry, which resulted in volume price discounts, and renegotiation and extension of certain long-term ILEC contracts.

Wireless revenue increased $3.4 million to $13.9 million for the three months ended September 30, 2004 as a result of continued deployments of Phase I and Phase II services and $780,000 of revenue from bmd wireless AG, our recently acquired Swiss subsidiary.

New Markets revenue increased $351,000 to $789,000 for the three months ended September 30, 2004 as a result of an increase in IntelliCastSM deployments in certain large municipalities and IntelliCastSM professional services revenue recognized in the quarter ended September 30, 2004.

Costs

While revenue increased $4.4 million, or 14%, total costs increased $2.7 million, or 10%, during the third quarter of 2004 as compared to the same period in 2003.  The significant areas where costs increased include:

•                  Compensation and fringe expense (consisting of payroll taxes, vacation, costs to provide medical coverage, 401(k) employer matching contributions, commissions, etc.), which increased approximately $1.5 million due to annual merit increases and the hiring of additional personnel to support increased growth in the Wireless unit and in the sales, marketing and business development areas;

•                  Consulting and contract services, which increased approximately $1.2 million due to increased outsourcing of technical support on certain projects;

•                  Capitalized software amortization expense, which increased approximately $600,000 as a result of previously capitalized software assets placed into service;

•                  Insurance, accounting and bad debt expenses increased approximately $450,000 due to internal reviews and costs associated with Section 404 of the Sarbanes-Oxley Act of 2002, additional accruals for certain credit risks and higher insurance premiums;

•                  Maintenance and rent costs, which increased approximately $900,000 due to annual increases and renewals to support key internal and customer facing operating platforms;

•                  Previously deferred costs recognized in the third quarter of 2004, along with a reduction in new deferred costs resulting in a net increase in expenses of $300,000.

The significant areas where costs decreased include:

•                  Depreciation expense, which decreased by approximately $200,000 as a result of certain assets being fully depreciated and no new assets being deployed;

•                  Legal expenses, which decreased by approximately $300,000 as a result of receipt of payment related to an open dispute with a vendor over past service charges that was credited to current period legal expenses; and

•                  Current period costs deferred for capitalized software purposes, which increased from $1.0 million to $3.1 million due to increased development and engineering efforts in various software projects such as IEN, and significant license projects in the Wireline business unit, including our VOIP product offerings.

Income Before Income Taxes

Income before income taxes increased $1.8 million, or 38%, for the three months ended September 30, 2003 to $6.6 million for the three months ended September 30, 2004.

Wireline income before taxes decreased from $4.7 million for the three months ended September 30, 2003 to $3.9 million for the three months ended September 30, 2004.  The decrease is attributable to lower revenues from systems and enhancements, lower recurring revenues in our CLEC unit, the renegotiation and extension of certain long-term ILEC contracts, and the allocation of deferred contract revenue over extended contract terms, partially offset by increased VoIP and other service revenues.  The decrease is also attributable to sales of systems and services of $3.2 million during the third quarter 2004 that required us to purchase additional equipment and therefore, resulted in lower gross margins.

Wireless income before taxes increased to $3.6 million for the three months ended September 30, 2004 from $1.7 million for the three months ended September 30, 2003.  This increase was due to additional cell site deployments of Phase I and Phase II services.

New Markets loss before taxes decreased from $1.6 million to $858,000. The decreased loss was primarily attributable to cost containment efforts and additional service revenue in the IntelliCast unit, as well as lower capitalized software amortization expense resulting from the asset impairment expense taken in the previous quarter for the Commercial Database, or “CDB,” assets.

Income Tax Expense

Income tax expense increased from $1.7 million to $2.6 million based on higher income before taxes of $6.6 million compared to $4.8 million in 2003, as well as a higher estimated effective tax rate in 2004 of 39.7% compared to 35.5% in 2003.  The increase in the estimated effective tax rate is based on higher expected taxable income in 2004 compared to 2003 and an estimated reduction in the research and development tax credit originally expected in 2004, as well as valuation allowances recorded against international year-to-date operating losses in our Irish subsidiary, Intrado International, Ltd. Our effective tax rate may be impacted in the future by a variety of factors, including the Working Families Tax Relief Act of 2004 which was signed into law on October 4, 2004.  The Act includes a provision that reinstates the research and development tax credit that previously expired on June 30, 2004.  The reinstatement is retroactive to June 30, 2004 and the credit will be available through December 31, 2005. We will evaluate the Act and all associated guidance in the fourth quarter of 2004 to determine whether any benefit associated with the reinstated credit will impact the Company’s annual tax rate.

Results of Operations by Business Unit

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The following table sets forth, for the periods indicated, our consolidated statements of operations by business segment reflected as a percentage of total revenue:

	Wireline		Wireless		New Markets
	2004	2003	2004	2003	2004	2003
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Direct costs	52.2%	46.8%	47.1%	53.6%	124.5%	247.0%
Indirect business unit costs	9.3%	10.2%	7.5%	9.9%	65.9%	210.0%
Corporate overhead	19.7%	19.2%	19.3%	19.1%	17.9%	13.8%
Total costs and expenses	81.2%	76.2%	73.9%	82.6%	208.3%	470.8%

Income (loss) from operations	18.8%	23.8%	26.1%	17.4%	(108.3)%	(370.8)%
Net interest expense	0.5%	1.1%	0.5%	1.1%	0.5%	0.7%
Income (loss) before income taxes	18.3%	22.7%	25.6%	16.3%	(108.8)%	(371.5)%
Income tax expense	8.2%	5.4%	6.2%	5.5%	0.0%	0.0%
Net income (loss)	10.1%	17.3%	19.4%	10.8%	(108.8)%	(371.5)%

Wireline Business Unit

Wireline revenue increased from $20.8 million to $21.4 million for the three months ended September 30, 2004 - see previous discussion in “Total Company” section.

Direct costs increased $1.4 million to $11.2 million during the three months ended September 30, 2004, resulting in a gross margin of 48% for the three months ended September 30, 2004 as compared to 53% for the three months ended September 30, 2003. The increase in direct costs and resulting reduction in gross margin is primarily attributable to additional equipment purchases incurred in the three months ended September 30, 2004 compared to the same period in 2003.

Indirect costs decreased from $2.1 million to $2.0 million for the three months ended September 30,2004.

Wireless Business Unit

Wireless revenue increased $3.4 million to $13.9 million for the three months ended September 30, 2004 as a result of continued deployments of Phase I and Phase II services and revenue from our recently acquired bmd subsidiary of $780,000.  There can be no assurance that our investment in bmd will produce the expected benefits needed to recover the amount of the original purchase price or post-acquisition investments made to develop, market and deliver the products to customers.

Direct costs increased by $924,000 to $6.5 million for the three months ended September 30, 2004.  Costs increased due to the hiring of additional operations staff to support cell site implementations to support growth and a reduction in net deferrable costs. Direct costs decreased as a percentage of revenue, from 54% to 47%, primarily due to economies of scale associated with the increase in cell sites under management and the resulting increased revenue base.

Indirect expenses increased by $687,000 to $3.7 million primarily due to an increase in allocated corporate overhead expenses as a result of increased marketing and product management efforts.

New Markets Business Unit

New Markets revenue increased $351,000 to $789,000 for the three months ended September 30, 2004 primarily due to IntelliCastSM deployments and customer trials.  There can be no assurance that IntelliCastSM or CDB will produce the expected benefits needed to recover the investments made to develop, market and deliver the services to customers.

Direct costs decreased from $1.1 million to $1.0 million due to lower capitalized software amortization expenses in the CDB unit.

Indirect expenses decreased from $980,000 to $661,000 primarily due to a reduction in sales and support personnel, as well as decreased marketing and advertising costs for IntelliCastSM and CDB product offerings.

Corporate Overhead

Corporate overhead expenses, consisting of expenses incurred by various corporate support units, increased by $1.0 million to $7.0 million, due primarily to increased sales and marketing efforts, increased payroll costs attributable to annual merit adjustments, and increased corporate governance costs (legal, insurance, accounting, etc.) as described above in the “Total Company” section.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Total Company

The following table sets forth, for the periods indicated, our consolidated statements of operations reflected as a percentage of total revenue:

	Nine Months Ended September 30,
	2004	2003
Revenue	100.0%	100.0%
Costs and expenses:
Direct costs	56.4%	53.1%
Sales and marketing	14.7%	13.6%
General and administrative	16.1%	18.8%
Research and development	2.1%	2.0%
Total costs and expenses	89.3%	87.5%
Income from operations	10.7%	12.5%
Interest expense, net	0.7%	1.0%

	Nine Months Ended September 30,
	2004	2003
Income before income taxes	10.0%	11.5%
Income tax expense	4.0%	4.1%
Net income	6.0%	7.4%

Revenue

Total revenue increased $8.8 million, or 10%, to $100.5 million during the nine months ended September 30, 2004.  This increase is primarily attributable to higher revenue in the Wireless and New Markets units, offset by a decrease in Wireline revenue.

Wireline revenue decreased from $61.8 million to $60.6 million for the nine months ended September 30, 2004.  This decrease is primarily attributable to lower sales of systems and enhancements and lower recurring data management services revenue.  The lower recurring revenue is a result of consolidation in the CLEC industry, which resulted in volume price discounts, renegotiation and extension of certain long-term ILEC contracts, and allocation of deferred contract revenue over extended contract terms, partially offset by increased VoIP and other service revenues.

Wireless revenue increased $9.0 million to $37.7 million for the nine months ended September 30, 2004 as a result of continued deployments of Phase I and Phase II services and revenues from our newly acquired bmd subsidiary.

New Markets revenue increased to $2.3 million for the nine months ended September 30, 2004 as a result of recurring IntelliCastSM revenue and increased CDB transactional revenue.

Costs

While revenue increased $8.8 million, or 10%, total costs increased $9.5 million, or 12%, during the first nine months of 2004 as compared to the same period in 2003.  The significant areas where costs increased include:

•                  Charges for asset impairments of $2.5 million in the second quarter of 2004;

•                  Consulting and contract services, which increased approximately $3.2 million primarily due to increased outsourcing of technical support on certain product development projects;

•                  Direct costs in our Wireline business unit, which increased approximately $1.3 million due to purchases of additional equipment;

•                  Compensation and fringe expense (consisting of payroll taxes, vacation, costs to provide medical coverage, 401(k) employer matching contributions, etc.), which increased approximately $3.3 million due to annual merit increases and additional personnel costs in sales and marketing and business development;

•                  Repairs and maintenance costs and computer supplies, which increased by $1.5 million due to an increase in computer hardware and software purchases related to our network infrastructure and the resulting maintenance and support costs;

•                  Insurance, accounting and bad debt expenses increased approximately $1.1 million due to internal reviews and costs associated with Section 404 of the Sarbanes-Oxley Act of 2002, additional accruals for certain credit risks and higher insurance premiums;

•                  Previously deferred costs recognized in the first three quarters of 2004, along with a reduction in new deferred costs, resulting in a net increase in expenses of $1.3 million; and

•                  Increased capitalized software amortization expense of $900,000 as a result of previously capitalized software assets placed into service or sold to customers.

The significant areas where costs decreased include:

•                  Depreciation expense, which decreased by approximately $800,000 as a result of certain assets being fully depreciated and no new assets being deployed;

•                  Legal expenses, which decreased by approximately $400,000 as a result of receipt of payment related to an open dispute with a vendor over past service charges that was credited to current period expenses and lower outside legal expenses compared to 2003; and

•                  Current period costs deferred for capitalized software purposes, which increased from $3.6 million to $7.7 million due to increased development and engineering efforts in various software projects such as IEN, and significant license projects in the Wireline business unit, including our VOIP product offerings.

Income Before Income Taxes

Income before income taxes decreased from $10.6 million for the nine months ended September 30, 2003 to $10.1 million for the nine months ended September 30, 2004.

Wireline income before taxes was $8.8 million compared to $13.3 million in 2003.  The decrease is attributable to a large sale of a Palladium Innovations solution, which carries a lower margin than sales of traditional 9-1-1 services and enhancements, an increase in outside consulting fees incurred in conjunction with a large internal technical project, the renegotiation and extension of certain long-term ILEC contracts, and the allocation of deferred contract revenue over extended contract terms, partially offset by increased VoIP and other service revenues.

Wireless income before taxes increased from $3.1 million to $6.5 million.  The increase is primarily a result of a $9.0 million increase in revenues, with only a $5.0 million increase in corresponding expenses, including an asset impairment charge of $588,000.

New Markets loss before taxes decreased $609,000.  The loss was attributable to an asset impairment charge of $1.9 million, partially offset by higher IntelliCastSM and CDB revenue and lower related expenses.

Income Tax Expense

Income tax expense increased to $4.0 million based on a higher effective tax rate in 2004 of 39.6% compared to 35.5% in 2003.  The increase in the estimated effective tax rate is primarily based on an estimated reduction in the research and development tax credit expected in 2004.  Our effective tax rate may be impacted in the future by a variety of factors, including the Working Families Tax Relief Act of 2004 which was signed into law on October 4, 2004.  The Act includes a provision that reinstates the research and development tax credit that previously expired on June 30, 2004.  The reinstatement is retroactive to June 30, 2004 and the credit will be available through December 31, 2005.  We will evaluate the Act and all associated guidance in the fourth quarter of 2004 to determine whether any benefit associated with the reinstated credit will impact the Company’s annual tax rate.

Results of Operations by Business Unit

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The following table sets forth, for the periods indicated, our consolidated statements of operations by business segment reflected as a percentage of total revenue:

	Wireline		Wireless		New Markets
	2004	2003	2004	2003	2004	2003
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Direct costs	52.8%	47.4%	51.3%	55.8%	235.3%	289.8%
Indirect business unit costs	10.5%	10.2%	9.4%	12.6%	74.4%	285.2%
Corporate overhead	21.5%	19.9%	21.3%	19.8%	21.9%	16.5%
Total costs and expenses	84.8%	77.5%	82.0%	88.2%	331.6%	591.5%
Income (loss) from operations	15.2%	22.5%	18.0%	11.8%	(231.6)%	(491.5)%
Net interest expense	0.7%	0.9%	0.7%	1.0%	0.8%	0.8%
Income (loss) before income taxes	14.5%	21.6%	17.3%	10.8%	(232.4)%	(492.3)%
Income tax expense	4.4%	4.4%	3.5%	3.6%	0.0%	0.0%
Net income (loss)	10.1%	17.2%	13.8%	7.2%	(232.4)%	(492.3)%

Wireline Business Unit

Wireline revenue decreased by $1.2 million to $60.6 million for the nine months ended September 30, 2004 – see previous discussion in “Total Company” section.

Direct costs increased $2.7 million to $32.0 million during the nine months ended September 30, 2004.  In addition, direct costs increased to 53% of Wireline revenue for the nine months ended September 30, 2004 from 47% of Wireline revenue for the nine months ended September 30, 2003. This increase, and the resulting reduction in gross margin, is primarily attributable to the sale of systems during 2004 that require us to purchase additional hardware.

Indirect expenses, which include sales and marketing, general and administrative, research and development and allocated corporate overhead expenses, increased $746,000 to $19.3 million for the nine months ended September 30, 2004.  This increase is primarily due to increased sales and marketing efforts at the corporate level to support all business units.

Wireless Business Unit

Wireless revenue increased $9.0 million to $37.7 million for the nine months ended September 30, 2004 as a result of continued deployments of Phase I and Phase II services and revenue of $1.5 million from our recently acquired bmd subsidiary.

Direct costs increased by $3.3 million to $19.3 million for the nine months ended September 30, 2004.  Costs increased due to an asset impairment charge of $588,000 in the second quarter of 2004, the hiring of additional operations staff to support cell site implementations, increased software engineering costs, increased circuit costs to accommodate growth, along with a reduction in net deferred expenses. Direct costs decreased as a percentage of revenue, from 56% to 51%, primarily due to economies of scale associated with the increase in cell sites under management and the resulting increased revenue base, offset by the asset impairment charge.

Indirect expenses increased $2.3 million to $11.5 million due to increased sales and marketing efforts and increased costs at the corporate level to support all business units. The decrease as a percentage of revenue, from 32% to 31%, is primarily due to economies of scale associated with the increases in cell sites under management and the resulting increase in revenue.

The results of operations for recently acquired bmd subsidiary from February 20, 2004 through September 30, 2004 are included in the Wireless business unit.  Revenue from bmd during this period was $1.5 million.  The net operating loss for bmd for this period was $228,000.  There can be no assurances that our investment in bmd will produce the expected benefits needed to recover the amount of the original purchase price or the additional investments being made post-acquisition to develop, market and deliver the products to market.

New Markets Business Unit

New Markets revenue increased $1.1 million to $2.3 million for the nine months ended September 30, 2004:

•                  IntelliCastSM revenue increased to $1.9 million due to deployments in Chicago, Phoenix, New Orleans and other certain municipalities and customer trials; and

•                  CDB revenue increased to $425,000 due to increased transactional processing.

Direct costs increased by $1.9 million to $5.3 million for the nine months ended September 30, 2004.  This increase is due to a $1.9 million asset impairment charge in the second quarter of 2004.

Indirect business unit expenses decreased $1.4 million to $2.2 million due to a reduction in sales and support personnel, as well as decreased marketing and advertising costs for IntelliCastSM and CDB product offerings.

There can be no assurance that IntelliCastSM or CDB will produce the expected benefits needed to recover the investments made to develop, market and deliver the services to customers.

Corporate Overhead

Corporate overhead expenses, consisting of expenses incurred by various corporate support units, increased by $3.3 million to $21.5 million, due primarily to increased sales and marketing efforts, increased payroll costs attributable to annual adjustments and increased corporate governance costs (legal, insurance, accounting, etc.) as described above in the “Total Company” section.

Balance Sheet Items

As of September 30, 2004 compared to December 31, 2003

Current assets increased $1.9 million to $74.2 million at September 30, 2004.  This increase is primarily a result of the following factors:

•                  Cash and cash equivalents decreased $9.6 million to $28.4 million at September 30, 2004. The decrease is attributable to net cash used in financing activities of $6.0 million and net cash used in investing activities of $21.2 million, partially offset by net cash provided by operating activities of $17.6 million;

•                  Accounts receivable and unbilled revenue increased $5.8 million to $23.1 million at September 30, 2004, primarily due to a large outstanding invoice of $6.5 million at September 30, 2004 that was not collected until the first week of October 2004, and approximately $10.0 million in advanced billings for services to be provided and expected to be recognized in the fourth quarter of 2004 and the first quarter of 2005.  Unbilled revenue increased by $3.5 million due to an administrative delay in the issuance of invoices for a large system and software sale that was completed late in the third quarter; and

•                  Prepaids and other increased $1.6 million to $3.3 million at September 30, 2004, primarily due to advance payments for annual maintenance and insurance renewal expenses.

Non-current assets increased $17.9 million to $90.9 million at September 30, 2004, primarily due to the following:

•                  Goodwill  increased $18.9 million to $43.4 million at September 30, 2004, as a result of our February 2004 acquisition of bmd wireless AG;

•                  Software development costs increased $2.6 million to $15.5 million at September 30, 2004 due to $7.8 million of investments in several significant projects that reached technological feasibility;

•                  Property and equipment, net decreased $2.9 million to $23.3 million at September 30, 2004, primarily attributable to depreciation expense; and

•                  Other assets decreased $440,000 to $515,000 at September 30, 2004 as a result of the conversion of our investment in TechnoCom to a note receivable.

Current liabilities decreased $1.7 million to $36.6 million at September 30, 2004 primarily as a result of the following factors:

•                  Current portion of capital lease obligations decreased $1.5 million as a result of principal payments on such obligations;

•                  Accounts payable decreased $600,000 due to timing of certain payments as it related to month-end processing; and

•                  Deferred contract revenue short term increased $464,000 to $16.2 million at September 30, 2004 primarily due to deployments in the Wireless business unit.

Long-term liabilities decreased $6.4 million to $16.1 million at September 30, 2004 as a result of $2.6 million in principal payments on capital leases and a $4.5 million redemption of preferred stock, offset by a $300,000 increase in long-term capital lease obligations and a $400,000 increase in long-term deferred contract revenue resulting from renewals of certain wireless contracts.

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

•                  Complete existing product strategies, including our IntelliCastSM and other major wireline and wireless product initiatives;

•                  Complete market penetration strategies, particularly with respect to our recently acquired bmd subsidiary;

•                  Invest in new product development, including IEN, VoIP and applications of bmd product lines in North America;

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

•                  Comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002; and

•                  Complete potential acquisitions.

During the remainder of 2004, we estimate that we will spend $1.0 million to $1.5 million for capital expenditures to support the above initiatives and $2.5 million to $3.0 million related to capitalized software projects.  We expect to fund our capital obligations and ongoing operational activities from cash provided by operations and existing cash, cash equivalents and investment balances at September 30, 2004 of $36.3 million.

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

We estimate that we will enter into additional capital leases during the remainder of 2004 to finance major hardware and software purchases at a level commensurate with past years. We may also require cash to complete acquisitions. At present, we have no binding commitments with any third parties to obtain any material amount of equity or debt financing other than the equity and debt financing arrangements described in this report. However, if business opportunities arise in the future, we may enter into equity and/or debt financing arrangements to satisfy actual or anticipated capital needs.

In 2003, we expanded our revolving line of credit with GE Capital from $15.0 million to $20.0 million. We also entered into a second term loan for $10.0 million to refinance the then outstanding principal balance on our revolving line of credit and fund continued operations. These financings were done to provide additional flexibility and capacity to meet our short and long-term needs and to lower the effective interest rate. The expansion of our revolving credit facility and the $10.0 million term loan also lowered the interest rate on outstanding principal to a floating LIBOR-based rate, which was 5.34% at September 30, 2004, and extended the due date on outstanding principal on the revolver from July 2004 to December 2006.  We cannot predict the future direction of interest rates.  A rise in interest rates would negatively impact our net income and cash flow. See “Item 3.Quantitative and Qualitative Disclosures About Market Risk.”

Sources and Uses of Cash

Operating Activities

The following summarizes our cash provided by operating activities:

•                  Three and nine months ended September 30, 2004—$10.9 million and $17.6 million, respectively; and

•                  Three and nine months ended September 30, 2003—$8.9 million and $25.6 million, respectively.

Our cash from operations of $10.9 million for the three months ended September 30, 2004 was due primarily to net income of $4.0 million, $3.8 million of non-cash depreciation and amortization and benefits of deferred tax assets of $2.6 million.  Our days sales outstanding, or DSO, defined as ending gross accounts receivable and unbilled revenue divided by the trailing 90 days average daily sales, increased from 48 days at September 30, 2003 to 59 days at September 30, 2004.

We cannot predict whether we will be able to improve or maintain our DSO performance.

Investing Activities

The following summarizes our cash used in investing activities:

•                  For three and nine months ended September 30, 2004—$4.1 million and $21.2 million, respectively; and

•                  For three and nine months ended September 30, 2003—$1.4 million and $6.0 million, respectively.

Our use of cash for investing activities for the nine months ended September 30, 2004 was primarily attributable to our investments in capital assets and software development projects, our acquisition of bmd wireless AG during 2004, and our purchase of $8.0 million in short and long-term investments.  The purchases of short-term and long-term investments consisted primarily of US government treasury securities, commercial paper, mortgage backed securities, commercial notes and bonds and municipal securities.  During the first nine months of 2004, we paid $4.3 million in cash as part of the consideration tendered in our acquisition of bmd wireless AG.  Capital asset purchases of $1.2 million during the nine months ended September 30, 2004 related primarily to additional hardware and software investments to enhance our infrastructure and software applications.  Such purchases during the same period in 2003 totaled $2.5 million. We also acquired $1.6 million of additional equipment and software through capital leases during the first nine months of 2004, compared to $1.1 million of equipment through capital leases during the first nine months of 2003.

Our software development investments during the first nine months of 2004 totaled $7.7 million, compared to $3.6 million during the same period in 2003. We invested in several significant software development efforts during these periods, including enhancements to our IntelliCastSM product offering and platform, along with significant investments in new product offerings in Wireline and our V9-1-1SM Mobility Service (designated for VoIP 9-1-1 services).

Financing Activities

The following table summarizes our cash used in financing activities:

•                  Three and nine months ended September 30, 2004—$1.5 million and $6.0 million, respectively; and

•                  Three and nine months ended September 30, 2003—$2.9 million and $1.8 million, respectively.

During the first nine months of 2004, we repaid $2.6 million on capital lease obligations, and made principal payments of $3.2 million on notes payable to GE Capital. We also paid $4.3 million related to the second redemption of mandatorily redeemable preferred stock related to the 2001 LPSS acquisition. As an additional source of funds, we received $4.1 million during the first nine months of 2004 from stock option exercises.

As of September 30, 2004, we have a revolving line of credit that is available to meet operating needs. Borrowing availability may not exceed the lower of: (i) $20.0 million; or (ii) two times the adjusted trailing twelve month EBITDA (or $41.2 million at September 30, 2004) as defined in the line of credit agreement, which was amended in November 2003. The interest rate on amounts borrowed under the line of credit is equal to the lower of the prime rate plus 1.5%, which was 6.25% as of September 30, 2004, or LIBOR plus 3.75% per annum, which was 5.34% as of September 30, 2004. The line of credit matures on December 31, 2006, requires a $2.0 million minimum balance to be maintained and is collateralized by accounts receivable and certain other assets. As of September 30, 2004, $2.0 million was outstanding and an additional $17.2 million was available for additional borrowings.  We are utilizing $850,000 of the credit line to satisfy letter of credit obligations related to the occupancy of our primary facilities in Longmont, Colorado and Lisle, Illinois.

We also have access to a maximum of $12.5 million through capital lease lines with two entities. The interest rate is equal to each lessor’s cost of funds plus an additional interest rate profit at the time of each lease. Each lease schedule is collateralized by the underlying assets and is subject to review and approval by the lessor at the time of our application. Each lease has either a 24-month or a 36-month term. As of September 30, 2004, we have utilized approximately $3.2 million of the $12.5 million available under the capital lease lines.

As of September 30, 2004, we have a secured term loan from GE Capital, payable in monthly installments of $83,000 through October 1, 2005. The interest rate on this term loan is equal to the prime rate plus 1.5%, which was 6.25% at September 30, 2004. As of September 30, 2004, the outstanding balance on this term loan was $1.1 million.

As of September 30, 2004, we have a second secured term loan from GE Capital, payable in quarterly installments of $833,000 through April 1, 2006. The interest rate on this term loan is equal to the lower of (a) prime rate plus 1.5%, or (b) LIBOR plus 3.75%. At September 30, 2004, the LIBOR plus 3.75% was 5.34%, lower than the prime rate plus 1.5%, which was 6.25%. As of September 30, 2004, the outstanding balance on the second term loan was $5.8 million.

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

Covenant Compliance

We were in compliance with all debt covenants as of September 30, 2004.

Assessment of Future Liquidity

Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to adequately fund our operations through at least the next twelve months. In making this assessment, we have considered:

•                  Our consolidated cash and cash equivalents and short-term investments of $34.9 million as of September 30, 2004;

•                  The availability of funding under our revolving credit facility;

•                  The anticipated level of capital expenditures and investments in capitalized software during the remainder of 2004 and current estimates for 2005;

•                  The remaining payment of approximately $4.6 million related to the mandatorily redeemable preferred stock payable due in June 2005;

•                  Presently scheduled debt service requirements during the remainder of 2004 and 2005; and

•                  Our expectation of realizing positive cash flow from operations through the remainder of 2004 and current estimates of 2005.

The availability of borrowings under our credit facility and lease line of credit is subject to covenants and limitations and require us to maintain compliance with specified operating and financial covenants. While we were in compliance with all covenants at September 30, 2004, there can be no assurance that we will continue to be in compliance with these covenants over time, especially if our debt borrowings increase or our operating results are not sufficient to cover our fixed financing payments.

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

Revenue Recognition

Amortization periods on remaining deferred revenue and cost balances:  Substantially all of our deferred revenue balances relate to services previously provided to wireless customers that require deferral under Staff Accounting Bulletin 104, “Revenue Recognition,” or “SAB 104,” since we have remaining service obligations to those customers. It has been our policy to amortize these balances over the remaining future service periods, which historically has been the remaining contractual life. In most cases, we engage in renewal strategies well before the end of the contract. However, we cannot estimate with any certainty which contracts will be extended and for how long. This is especially relevant in the wireless segment, based on uncertainty that exists within the industry due to potential consolidation of carriers and the financial decisions our customers have made in the past or may make in the future related to utilizing our service offerings. Therefore, we have not extended the amortization periods for the remaining balances beyond the existing contractual life. As there can be no assurance that the contracts will be extended, or, if extended, for a particular period of time, we continue to believe that the best estimate of the customer relationship period is the existing contractual life.

Use of estimates and judgments related to recognizing revenue for percentage of completion and multiple element arrangements:  The majority of our revenue is derived from long-term contracts with our customers and is recognized ratably over the term of the contract as products and services are provided. In certain situations, we also recognize revenue on a percentage-of-completion basis, as prescribed by Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  In these situations, we develop and utilize estimates to ratably recognize costs and revenue as work is completed relative to the total estimated time and costs to complete projects. Delays in completing projects and/or significant changes to original cost estimates could adversely impact future periods in that additional costs or amortization periods for both revenue and expenses may be necessary. We also deliver products and services that are part of multiple element arrangements. Utilizing the criteria from SAB 104 and Statement of Position 97-2, “Software Revenue Recognition,” or “SOP 97-2,” we also rely upon the guidance in Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables” which requires us to evaluate vendor specific objective evidence for contracts under SOP 97-2 and vendor objective evidence for contracts under SAB 104 to determine the fair value of elements delivered in situations where multiple element arrangements exist.

Software Capitalization

Capitalization of software under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” requires judgment in determining:

•                  When and if a project is in the application development stage;

•                  When the software is available for its intended use;

•                  The expected benefits to be derived from the software product;

•                  The useful life of the software product; and

•                  The future recoverability of the capitalized amounts.

Capitalization of software under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” requires judgment in determining:

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

Each quarter, we also assess the estimated useful life of the assets and amortize the related assets over the expected benefit period. If our estimate of the assets useful life is impacted, we could adjust our estimated amortization periods accordingly, having either a positive or negative impact on earnings in the period the estimate of the useful life is changed.

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

Allowances

We maintain allowances and reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and for credit memos which may be granted to customers in future periods that relate to revenue recognized in current periods. If the financial condition of our customers were to deteriorate, or concessions or discounts are granted in future periods which exceed our estimates, additional allowances and reserves may be required.  Deterioration in the financial condition of our current customers may cause our allowance for doubtful accounts to increase and our future operating results to be adversely affected. Conversely, favorable resolution or collection of previously reserved for accounts may positively impact our future operating results.  In the normal course of our business, we may be involved in billing disputes with certain customers. The resolution of these disputes may result in the granting of credit memos to the customer. We believe that we are adequately reserved for potential bad debts and credit memos at September 30, 2004.

Deferred Tax Assets

The majority of our deferred income taxes relate to available net operating loss, or NOL, and research and development credit carryforwards. There is no assurance that we will generate the expected taxable income projected in making this determination or that all of our NOL carryforwards will be utilized in the manner we expect. As additional evidence becomes available, we will continue to evaluate our estimates and judgments related to the recoverability of deferred tax assets as required by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  We currently do not have a reserve against our net deferred tax asset generated from domestic operations.  However, we have recorded a full valuation allowance against tax assets generated as a result of operating losses to date in our international operations.  If expected taxable income is not generated in current or future years, it may be necessary to reverse some or all of the tax benefit recorded, adversely impacting tax expense and net income in current or future periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk to the extent that United States interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. The interest payable on our line of credit and one of our two term loans is determined based on the lower of prime rate plus 1.5% or LIBOR plus 3.75% per annum, and, therefore, is affected by changes in market interest rates; similarly, the interest payable on our second term loan is prime-based and, therefore, is subject to market interest rate fluctuations. Interest rates on our capital lease lines are dependent on interest rates in effect at the time the lease line is drawn upon. Total liabilities outstanding at September 30, 2004 under the line of credit and capital lease lines were approximately $12.1 million. Based on amounts borrowed as of September 30, 2004, we would have a resulting decline in future annual earnings and cash flows of approximately $121,000 for every 1% increase in prime lending rates. We have no plans to use derivative instruments or engage in hedging activities.

Foreign Currency Risk

bmd wireless AG, our recently acquired Swiss subsidiary, conducts business in Euros and Swiss francs.  As of September 30, 2004, bmd had approximately $366,000 in accounts receivable and $97,000 in unbilled receivables that are exposed to foreign currency exchange risk.  During the nine months ended September 30, 2004, we recorded transaction gains of $14,000 on foreign currency denominated receivables.  Although we do not believe that this risk is material to Intrado, we will continue to monitor our foreign currency risk and will record transaction gains or losses as a component of other (expense)/income in our Consolidated Statements of Operations.

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

In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits.

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

Date: November 9, 2004

INTRADO INC.
a Delaware corporation

By:	/s/ George Heinrichs
	Name:	George Heinrichs
	Title:	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Michael D. Dingman, Jr.
	Name:	Michael D. Dingman, Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)