Form 10-K
period 2004-12-31
INTRADO INC
filed 2005-03-16
CIK 924505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $266,096,000 as of the end of the Registrant’s second fiscal quarter, based upon the closing sale price of the common stock as reported on the NASDAQ National Market on June 30, 2004.

As of March 1, 2005, the Registrant had 17,554,591 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, which will be issued to stockholders in conjunction with the 2005 Annual Meeting of Stockholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Item 1. Business, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Item 9A. Controls and Procedures. We intend the forward-looking statements throughout this Annual Report on Form 10-K and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend” and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this Annual Report on Form 10-K and on numerous assumptions and developments that are not within our control. Although we believe these forward-looking statements are reasonable, we cannot assure you they will turn out to be correct. Actual results could be materially different from our expectations due to a variety of factors, including the following:

•      Our reliance on large contracts from a limited and potentially decreasing number of significant telecommunications customers and their ability to pay for our services, especially in light of recent competitive pressures in the telecommunications industry;

•      Whether acquisitions, consolidations, bankruptcies and reorganizations among our telecommunications customers will result in volume pricing discounts or otherwise have a material adverse effect on our market share, revenue and liquidity;

•      Competition in service, price and technological innovation from entities with substantially greater resources, especially in light of the fact that the increased use of Voice over Internet Protocol (VoIP) technology may open our traditional 9-1-1 data management services business to new competition;

•      Our ability to enter or renew wireline, VoIP and wireless contracts at prices that will allow us to maintain current profit margins;

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

•      Our ability to expand beyond our traditional business and into highly competitive notification and data management sectors, including, but not limited to, our efforts to employ IntelliCast® Target Notification and CDB services;

•      The unpredictable rate of adoption of wireless 9-1-1 services, including further delays in the Federal Communications Commission’s mandated deployment of Phase I and Phase II wireless location services;

•      The potential for liability claims, including product liability claims relating to our software and services;

•      Technical difficulties and network downtime, including those caused by sabotage or unauthorized access to our systems;

•      Changes in interest rates, including the LIBOR and prime rate and their potentially adverse effect on our results of operations and cash flows;

•      The possibility that we will not generate taxable income in an amount sufficient to allow us to utilize previously generated net operating loss carryforwards or research and development tax credits;

•      Our ability to economically attract, motivate and retain high-quality employees with skills that match our business needs;

•      Developments in telecommunications regulation and the unpredictable manner in which existing or new legislation and regulation may be applied to our business;

•      The potential impacts on our prospective and historical financial statements resulting from recent accounting pronouncements related to share based payments and our implementation strategy and effective date; and

•      Developments in governance, accounting and financial regulations, including Section 404 of the Sarbanes-Oxley Act of 2002 and their impact on general and administrative expenses.

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

INTRADO INC.

2004 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART II

Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

ITEM 1.  BUSINESS

Overview

We are North America’s leading provider of 9-1-1 infrastructure systems and services, as well as innovative solutions for telecommunications providers and public safety organizations. Our core business is the support of the nation’s 9-1-1 emergency response infrastructure for wireline, wireless and Voice over Internet Protocol, or VoIP, networks. The data we manage enables a 9-1-1 call to be routed to the appropriate public safety answering point, or PSAP. We also provide the PSAP with callback data and the caller’s location. This critical information enables public safety organizations to respond to calls quickly and efficiently. In addition, our infrastructure enables telecommunications carriers to meet state and federal regulatory mandates. Since we launched our 9-1-1 data management services in 1994, our 9-1-1 data integrity infrastructure has provided virtually uninterrupted service to our telecommunications and public safety customers.

Our customers include all of the major incumbent local exchange carriers, or ILECs, 36 competitive local exchange carriers, or CLECs, VoIP providers, 55 wireless service providers, and a variety of state, local and federal government agencies. We directly manage more than 104 million wireline subscriber data records and support another 130 million wireline records under customer management with Intrado-provided licensed software. In wireless, we provide 9-1-1 infrastructure and deployment services that support nearly 98 million subscribers in the United States.

During 2004 we continued to strengthen and expand our 9-1-1 leadership position in our two primary business units: Wireline and Wireless. In our wireline business, we renewed or extended certain long-term contracts with major ILECs and acquired new CLEC and VoIP customers. We continued to expand our wireless business as we added new customers and continued service deployments that enable wireless carriers to comply with Federal Communications Commission, or FCC, Phase I and Phase II mandates.

We provide a location-positioning platform to support both Phase I and Phase II deployments. Our internally-developed technology includes a Mobile Positioning Center, or MPC, and a Gateway Mobile Location Center, or GMLC. The MPC and GMLC are essential components for the proper routing and processing of wireless emergency calls. The platform is also used for our VoIP solutions and IntelliVector® Enhanced Emergency Services.

We also operate IntelliCast® Target Notification which enables city, state or federal governments to geographically target and notify individuals of emergencies.

In 2004, we continued to invest in the Intelligent Emergency NetworkTM, or IEN, which will enable the next generation of emergency communications services. IEN is a key element of our strategy to expand our existing 9-1-1 services business. In 2004, we also commenced global expansion plans with the acquisition of bmd wireless AG in Switzerland. bmd provides Intrado with a suite of commercial services and access to important carrier relationships in Europe.

We continue to maintain ISO 9001 certification, which we first achieved in December 2001 and is an integral part of our corporate compliance program. This certification demonstrates our strong commitment to the quality and continuous improvement of our products, services and internal processes in both domestic and international markets.

We maintain a website with the address www.intrado.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. Through our website, we make available all of our filings with the Securities and Exchange Commission.

We were founded and incorporated in July 1979 in Colorado under the name Systems Concepts of Colorado, Inc. and reincorporated in September 1993 in Delaware under the name SCC Communications Corp. We completed our initial public offering in June 1998. We acquired Lucent Public Safety Systems, or LPSS, in May 2001, after which we changed our name to Intrado Inc. Our corporate offices are located at 1601 Dry Creek Drive, Longmont, Colorado and our telephone number is (720) 494-5800.

Industry Background

Wireline

Most jurisdictions in the United States provide wireline Enhanced 9-1-1, or E9-1-1, which automatically allows the PSAP to receive the caller’s street address and callback telephone number when a 9-1-1 call is made. When a caller dials 9-1-1, the call is routed through the network and the 9-1-1 data server is queried. This data server associates the caller’s telephone number with the caller’s location and identifies the appropriate primary and secondary PSAP. The data in the 9-1-1 database must be constantly updated to reflect both changes to telephone service and PSAP boundaries, such as the addition of a street, the building of a new fire or police station, or city annexations of new territory. Delivery of 9-1-1 service requires coordination of data from multiple sources, review and processing of the data, resolution of data errors and delivery of data into mission-critical data servers. All local exchange carriers currently are required to provide wireline 9-1-1 service.

During 2004, the use of VoIP, a technology that enables voice traffic to be carried over an Internet Protocol-based network, grew significantly. We expect this trend to continue. The number of VoIP telephone numbers may eventually eclipse the amount of telephone lines supported by traditional wireline technologies. In a VoIP call, voice is broken into packets at the transmitting end device and then reassembled at the receiving device. The location of the VoIP caller is not necessarily fixed, presenting a challenge related to the handling and routing of emergency calls. Regulators, industry trade groups, carriers and suppliers are working together to address this issue.

Wireless

Wireless telecommunications created significant challenges for E9-1-1 service delivery because the caller’s location is not fixed. Recognizing the public safety need for improved wireless E9-1-1 services, the FCC issued an order in June 1996 mandating implementation of wireless E9-1-1 service in two phases. Phase I requires wireless carriers to provide the PSAP with the caller’s telephone number and the location of the cell sector from which the call originated. Phase I also stipulates that the emergency call be routed to an assigned PSAP that is nearest to the caller. Since April 1998, wireless service providers have been required to comply with the Phase I mandate within six months of a valid PSAP request. Phase II requires carriers to locate wireless 9-1-1 callers within even more precise location parameters, as specified by the FCC.

In addition to the FCC’s mandate, wireless service providers are motivated to implement wireless E9-1-1 services because of increasing pressure from public safety agencies. In addition, the technology required for Phase II service can also be used by wireless carriers to provide additional location-based services to their customers. These services include location-based traffic reporting, emergency roadside assistance, location-based dispatch and other services.

Other Opportunities

New technologies have increased the complexities and opportunities related to public safety services. The expansion of the Internet and the widespread use of wireless Internet devices introduce multiple new points of connectivity and consumer interactivity with emergency services providers. These technologies also create the potential for enhanced public safety coordination and support. For example, telematics devices, automobile communication devices that are used for location-based services such as emergency roadside assistance, are entering the market at a rapid pace.

The European Union’s initiative to implement enhanced emergency services through a common emergency number, 1-1-2, was launched in 2003. The EU directive to make caller location information available to authorities became effective in July 2003. In mid-2005, the EU is scheduled to formally evaluate the overall effectiveness of 1-1-2, as well as carrier compliance with the 2003 mandates.

Our Strategy

Our objective is to expand our leadership position in emergency communications systems while pursuing additional opportunities that build upon our core competencies. Key elements of our strategy include:

Maintain and extend our leadership in the wireline 9-1-1 data management market. In wireline, our systems manage more than 234 million subscriber data records. We are seeking to add new CLEC and VoIP customers, increase the number of data records under management, expand our existing 9-1-1 services and support the evolving telecommunications infrastructure. In particular, we intend to continue to play a lead role in the evolving VoIP market and plan to offer more services to these carriers as the industry better defines the E9-1-1 solution for Internet Telephony.

Retain and grow our existing wireless 9-1-1-customer base. We have contracts to provide Phase I wireless 9-1-1 services to 55 wireless customers. There is a significant opportunity to increase our Phase I wireless 9-1-1 penetration by deploying service to a larger portion of the subscribers we have under contract and signing contracts with additional wireless service providers. We also have been deploying Phase II wireless services since late 2001. The significant growth in the number of wireless telephone users, wireless carrier consolidation and the increased demand for enhanced wireless service offerings present opportunities for growth in our wireless 9-1-1 services.

Continue development and roll out of IEN. As the leader in 9-1-1 infrastructure, systems and services, Intrado is well positioned to deliver the next generation of emergency communications services. The IEN initiatives will encompass secure Internet Protocol (IP) networking and allow the industry to move away from relying solely on outdated analog technologies. We are designing and building the next generation of 9-1-1 network infrastructure, in which we plan to incorporate the latest technologies such as Internet Protocol and message switching. We intend to use our expertise in providing highly accurate 9-1-1 data management services over the past two decades to ensure that the same high standards are applied to future emergency management solutions.

We have been careful to develop IEN with significant input from many stakeholders in this important venture: our wireline and wireless customers, the public safety community, hardware suppliers and regulators. We believe this provides a solid foundation for the introduction and acceptance of IEN over the coming years. As new products and services are introduced to carriers, consumers and the public safety community, we believe we have the potential to both expand and garner a larger portion of the funding that is currently available for emergency services.

Extend Our Emergency Communications Leadership Beyond North America. We continue to gain visibility into the European emergency communications and notification market. We are actively involved with the European Telecommunications Standards Institute, or ETSI, in defining requirements for E1-1-2 deployment. In addition, we have been active with the European Emergency Number Association, or EENA, in advancing the development and implementation of E1-1-2. We are engaged in discussions with key European and Asian carriers, government organizations and potential deployment partners.

Focus on Government Opportunities. In 2004, we continued to focus attention in the federal, state and local government markets through our Government Markets Group. This group acts as a cross-business-unit marketing and sales resource in analyzing potential government market opportunities and developing and executing cohesive product portfolio plans, promotional programs and distribution strategies. The Group markets Intrado solutions in notification, PSAP 9-1-1, wireline 9-1-1 and wireless 9-1-1 to prospective government buyers.

Intrado Products and Services

Intrado provides a wide range of products and services for the telecommunications, public safety and commercial markets. Our key products are listed below.

Wireline Offerings

IntelliBase® Data Management Services and Systems

We provide wireline 9-1-1 solutions on both service-based and license-based models. In the service model, we house and maintain the customer’s data; and the customer outsources virtually all of its 9-1-1 data management operations, including system activation, routine data administration, event transaction processing and performance management. Our services are secure, reliable and easily interface with an individual carrier’s proprietary or open systems. In the license model, we provide licensed software applications that allow carriers to manage the data on their own equipment, at their own facilities, with their own personnel.

9-1-1 Data Management Services—Outsourced Model

Customers: ILECs, CLECs, Independent Operating Companies (IOCs), State of Texas, VoIP carriers

Data Management Services ensure that hundreds of millions of complex records are current, accurate and available on demand. These services encompass the processes that enable a 9-1-1 call to be routed to the appropriate PSAP along with accurate and timely information about the caller’s identity, callback number and location. We receive daily service order updates from our telecommunications carrier customers, which reflect changes to subscriber data. We also receive updates to boundary and routing data needed to route 9-1-1 calls to the appropriate PSAP. We screen this data for accuracy and analyze and resolve data discrepancies. Screened data is then inserted into the 9-1-1 databases. When a 9-1-1 call occurs, it is routed to the 9-1-1 voice switch. The call is then routed to the appropriate PSAP, which queries our database, and the database then sends the caller’s location and callback number to the PSAP.

Our CLEC data management services provide a single point of contact to process and format 9-1-1 data for CLECs and independent telephone companies. These entities may be located in multiple communities that have diverse requirements for delivery of 9-1-1 information. CLECs and independent telephone companies electronically transmit subscriber information to us. We then reformat the data to comply with the destination community’s local standards, test for detectable errors and deliver the data to the 9-1-1 data systems serving that community. These data systems may be operated by us or by a carrier that does not use our services or products.

The individual components of our Data Management Services include the following:

Systems Preparation and Administration. Collect, organize and analyze the data necessary to prepare our systems, including collecting information on PSAP jurisdictional boundaries, performing a full inventory of addresses located in an area and loading the subscriber information.

Routine Data Administration. Receive and process daily service order updates from telecommunications carriers and periodic boundary updates from PSAPs. The information received is verified and then distributed throughout our network of geographically diverse servers.

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

Enhancements to 9-1-1 Data Management Services.  We also offer the following enhancements to 9-1-1 Data Management Services:

•      9-1-1Net® is a web-based tool for maintaining the Master Street Address Guide, or MSAG, and Automated Location Identification, or ALI, databases. Using 9-1-1Net®, users can view live address routing rules, send address updates, review inbound call load, error statistics and ALI discrepancy reports and receive product updates.

•      VoIP Services, including V9-1-1SM Mobility Services, enable emergency calls over VoIP networks by providing VoIP call interface to the Public Switched Telephone Network and call routing to the appropriate PSAP.

•      Private Switch/ALI, or PS/ALI, allows PBX system managers to create and transmit appropriate data records that identify a caller’s precise extension location within a facility.

•      Address Verification Manager is a web-based application linking Intrado to a local exchange carrier. Address Verification Manager facilitates automated synchronization between the Street Address Guide, or SAG, and MSAG databases and provides a consistent method for resolving address discrepancies.

•      e-Bonding provides full end-to-end electronic confirmation of each E9-1-1 transaction. e-Bonding reports help customers confirm records processed by carriers even when Intrado is not the designated ALI database manager.

•      Advanced Error Correction identifies, investigates and resolves specific records that error at the E9-1-1 Service Provider.

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

Add-on Data Management Systems offerings include the following:

9-1-1 Information Manager is a software tool for querying the MSAG and telephone number databases used to help maintain the records within these databases.

Telco Map Server is a tool that geo-codes service orders, maintains graphic MSAG boundaries, validates service order addresses, and updates ALI nodes with telephone number and location coordinates and location-ESN data.

Professional Services

Customers: CLECs and IOCs

The following professional service offerings enable customers to improve their operations:

9-1-1 Reconciliation. Ensures data integrity between our transaction services system database and the E9-1-1 database provider’s database.

9-1-1 Diagnostic Assessment. Customized assessment conducted by one of our senior 9-1-1 subject matter experts to evaluate efficiency of existing 9-1-1 processes.

9-1-1 Service Agreement Review. Review of customer’s state-level service agreements, ILEC inter-connection agreements and other agreements with PSAPs and other public safety agencies.

9-1-1 Surcharge Review. Review of customer’s billing, collection, and remittance methods and procedures.

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

IntelliVector wireless network transaction services and systems route information quickly and accurately, assuring that callers receive rapid and appropriate responses to their calls. These services provide a wide range of applications, including support of Phase I and Phase II E9-1-1 deployments, enhanced emergency services and wireless data services. We offer both service and licensed models. In the service model, we manage the entire E9-1-1 call delivery to the local exchange carrier infrastructure, which in turn delivers the calls to the PSAPs. We manage all of the wireless PSAP boundary data and provisioning of all cell site information for our service customers. In the licensed model, we deliver our location-positioning platform to our customers and provide professional services to implement, train and engineer the in-house solution. We can also provide on-going remote provisioning and PSAP boundary data access for our licensed customers. In either model, our wireless routing data is utilized in the provision of emergency response services throughout North America.

Enhanced 9-1-1 Services

Customers: Wireless service providers

We provide wireless service providers with 9-1-1 services similar to those provided to wireline customers. These services enable the wireless service provider to comply with the FCC’s Phase I and Phase II mandates. After a wireless service provider receives an activation request from a PSAP, our program managers develop a plan with the wireless service provider to activate the service the PSAP is requesting. This plan includes development of ILEC network interconnections for both data and voice that are specific to the local wireless network configuration and interface requirements. The program managers develop graphic cell site coverage area maps that are superimposed on current maps of public safety agency boundaries. Routing recommendations can then be made and coordinated with the appropriate PSAP. As a result, 9-1-1 calls are routed to the appropriate PSAP, and the callback number and cell location of the caller is delivered to that PSAP. Wireless 9-1-1 offerings include the following:

IntelliVector Wireless Gateway (IWG) is a network and services solution for integrating and maintaining connectivity to national and regional ALI systems. IWG has the flexibility to handle the real-time ALI exchange interfaces, messaging requirements, and data formats required by ILECs and PSAPs while using standards-based interfaces.

IntelliVector Coordinate Routing Database provides wireless service providers who already own a Mobile Positioning Center, or MPC, with provisioning, data collection, mapping services, call routing facilitation, Emergency Services Messaging Entity and Emergency Services Network Entity provisioning, as well as dedicated program management to be handled by experienced professionals who understand 9-1-1 infrastructure.

IntelliVector Position Determination Entity (PDE) offers wireless service providers access to a full-service hosted hardware and software application for their Phase II Code Division Multiple Access, or CDMA, and Global System for Mobile Communications, or GSM, deployments. Our hosted PDE service utilizes third party PDE software to locate the latitude and longitude of the wireless caller with remarkable precision without the need for expensive additions or changes to the wireless service provider’s network. Hosted PDE service provides access to a centralized PDE server as well as the necessary application software and engineering expertise for a complete PDE solution.

IntelliVector Mobile Positioning Center acts as the point of interface to the wireless network for the location network. The MPC serves as the entity that retrieves, forwards, stores and controls position data within the location network.

IntelliVector Gateway Mobile Location Center routes 9-1-1 calls and provides call-back number and caller location information to the PSAP, as required by the FCC mandate.

IntelliVector Standalone ALI connects PSAPs that utilize on-site ALI databases with IntelliVector Wireless Gateway Services, enabling PSAPs to receive caller location information when wireless 9-1-1 calls are initiated.

Professional Services

Customers: Wireless service providers

Our wireless professional services provide customers with the opportunity to meet their unique E9-1-1 project management requirements as well as their need to allocate resources effectively.

IntelliVector E9-1-1 Implementation Services provide assessment of existing capabilities with the technical and operational requirements for successful deployment and management of E9-1-1.

IntelliVector E9-1-1 Infrastructure Services provide drive testing, translations and mapping information.

IntelliVector Cost Recovery Services provides expertise in customized cost recovery and billing services.

IntelliVector E9-1-1 Analytics present performance indicators in areas such as uncertainty and sector call counts that provide insight to E9-1-1 system efficiency and integrity.

IntelliVector E9-1-1 Data Services provide accurate cell site data.

Government Professional Services

IntelliVector E9-1-1 Consulting Services provide states, counties and municipalities with technical and operational readiness assessments, facility reviews, personnel training and other services that enable government entities to meet their unique E9-1-1 project management requirements.

Integration Lab Services

Customers: Wireless service providers

IntelliVector Integration Lab Services allow wireless service providers and vendors to perform regression testing, verification testing and location testing of new hardware, software and applications and ensure efficient optimization and operation of all technologies.

Enhanced Emergency Services

Customers: Telematics Service Providers, Automotive Manufacturers, Call Centers

IntelliVector Enhanced Emergency Services (EES) allow commercial fleet operators, Telematics Service Providers and roadside assistance call centers to receive emergency verbal or text messages from their subscribers. IntelliVector EES delivers vital information to call centers so that calls are quickly and correctly routed to the appropriate PSAP, the first time. After the PSAP dispatches the emergency first responders, IntelliVector EES is able to deliver critical, driver-approved medical and health care provider information to the emergency medical service vehicle.

Location Services

Customers: Wireless service providers

IntelliVector Location Based Services (LBS) support commercial development of an MPC and GMLC solution for both the CDMA and G markets.

Mobility Services (bmd wireless)

Customers: Wireless service providers

Wireless Application Messaging Server enables global short-message service, or SMS, access to applications and services.

Personal Call Collector captures attempted or missed calls when a mobile user is out of coverage or when no voicemail is left.

SMS Spam Filtering offers functionality to block unsolicited SMS messages from on-net or off-net sources.

IntelliCast® Offerings

IntelliCast Telephone Notification/Call List Services

Customers: Government (Federal/State/Local) and Commercial Enterprises

The concept of public safety officials and police and fire departments using the public telephone system to notify citizens of crisis situations has modernized emergency communications services. Our IntelliCast Target Notification and Call List services provide a fast and efficient means of notifying the public and specialized groups during a crisis. Call events can be launched on a geographical basis or through the use of dedicated lists of telephone numbers. At the onset of an incident, IntelliCast notification services can be used to provide citizens and emergency personnel with critical information and ongoing updates until the situation is resolved. Our notification system and services lead the industry in high-volume voice notification. In 2004, we began a trial with the National Weather Service to explore weather-based scenarios for targeted notification.

IntelliCast Target Notification is an emergency telephone notification tool used by local officials to rapidly identify, notify and instruct individuals and first responders in crisis situations. Target Notification is a fully redundant, hosted service, combining a high-capacity calling platform with in-house expertise in database management. A web-based application, it can be accessed via the Internet or any telephone.

IntelliCast Call List is a telephone-based communications tool for reliably distributing information to public safety officials, first responders and others who must rapidly mobilize in response to a crisis. Call list services are based on telephone number data supplied by the customer. The list typically contains the name, title and telephone number of specific individuals to be contacted. Call lists are built and maintained via the Internet. Call lists may contain multiple wireline and wireless telephone numbers for each individual.

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

Seasonality

Although we do not consider our business to be highly seasonal, in recent years, the timing of our customers’ internal capital budgeting processes occasionally has resulted in higher revenue in the second half of the year, especially in the area of system and software sales and enhancements. While the bulk of our business is stable and recurring, customer buying patterns and our ability to deliver and obtain customer acceptance relative to our expectations can create fluctuations in quarter to quarter results of operations.

Customers

We provide our products, services and systems to a range of customers, including ILECs, CLECs, VoIP carriers, Interexchange Carriers, or IXCs, wireless service providers, and federal, state and local government agencies. Although we license our software to ILECs and provide 9-1-1 data management services indirectly to a large number of independent telephone companies, we are primarily dependent upon large service contracts from a limited number of significant customers. In 2004, we received approximately 55% of our revenue from four customers. See “Risk Factors.”

Historically, we have entered into contracts with carriers and their affiliates to provide services to some or all of the carrier’s operating entities and we have contracts that govern the licensing of our proprietary software. In 2004 we had three revenue generating segments: Wireless, Wireline and New Markets. Following is a partial list of carriers and government entities using our services or products within these segments. We believe this list is representative of our overall customer base.

Wireline Customers

ILECs	BellSouth, Qwest, SBC, Verizon, Alaska Communications, Frontier Communications, Cincinnati Bell

CLECs/IXCs	AT&T, MCI, XO Communications.

VoIP Providers	AT&T, BellSouth, CallTower, Level 3, Primus, Qwest, Time Warner, Verizon, Vonage

Government Entities	Texas Commission for State Emergency Communications

Wireless Customers	ALLTEL, Cingular, Cross Country Automotive Services, Greater Harris County, Nextel, Qwest Wireless, Sprint PCS, Verizon, Western Wireless.

New Markets/IntelliCast Customers	National Weather Service, Chicago, Denver, Greater Harris County (Houston) and Maricopa County (Phoenix).

Sales and Marketing

Our marketing targets telecommunications carriers, government agencies and PSAPs in each geographical market through advertising in industry and government publications, participation in trade shows, presentations at key events, direct sales and marketing campaigns and other initiatives. In addition, our employees serve as the chairpersons and members of key standards committees related to emergency communications services and telecommunications technology and operations. Although our sales strategy relies primarily on our direct channels of distribution, we also have an Alliance Program to jointly market our products and services with companies who sell complementary products or address our target markets. Our account teams work directly with existing and potential customers in a consultative, problem-solving sales process, to determine and fulfill their needs with appropriate offerings. Sales cycles range from one month to three years. Our indirect channel program team provides distribution partners with a support program framework including channel sales representative training, marketing collateral, product and process support and incentive campaigns.

Research and Development

We direct our research and development efforts toward providing highly scalable, fault tolerant applications to the public safety, telecommunications and government markets. Development efforts in process are focused on integrating Internet technology, spatial data mapping systems, advanced switching and transport elements capable of interfacing with existing networks and enabling the more efficient E9-1-1 processes that improve data quality.

Competition

The market for wireline and wireless 9-1-1 solutions is competitive. We believe that the principal competitive factors affecting the market for 9-1-1 solutions include: effectiveness of existing infrastructure, scalability, reliability, ease of use, price, technical features, scope of product offerings, customer service and support, ease of technical migration, useful life of new technology and wireless support.

Although we believe that our solutions are competitive, we may not be able to maintain our competitive position, especially if companies with significantly greater financial, marketing, service support, technical and other competitive resources enter the market.

In the 9-1-1 solutions market, encompassing virtually all of our business units, our principal competitors fall generally within one of four categories:

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

In addition, a number of companies currently market or have under development software products and services to provide 9-1-1 administration. In the wireless market, we compete primarily with TeleCommunications Systems, for the provision of 9-1-1 data management services to wireless carriers. In the ILEC and CLEC market we compete primarily with internally developed solutions of major carriers, as well as with HBF Group. However, the development of new technologies, including VoIP, may open the traditional 9-1-1 data services to new competitors with substantially greater resources than us.

In the notification market, our competitors include, among others, Dialogic Communications Corporation, Sigma Communications LLC, FirstCall Network, Inc., and Twenty First Century Communications, Inc. The

IntelliCast system is primarily designed for emergency warning applications, which require high-volume, high-availability capabilities for the mass notification of the general public within a dynamically defined geographic area. Most of our competitors’ systems have been designed for workforce mobilization applications, where a pre-defined list of individuals is notified in the event of an incident. IntelliCast and competing products can individually support both applications to some degree; however, the difference in application focus impacts features, system architecture and cost structure.

Intellectual Property Rights

We have patent rights to protect some of our innovations and proprietary products and technology. We market our products and services under our own names and marks, many of which are registered in our principal markets in the United States and Europe. We own three issued patents. In addition, we have 19 patent applications pending at the U.S. Patent and Trademark Office and patent applications pending in numerous foreign patent offices for each of nine separate inventions. We also have a limited exclusive license under 13 other issued patents and nine other pending patent applications. The foreign patents and applications are, for the most part, counterparts to our U.S. patents and applications, although foreign patent rights might not be available or pursued in technology areas for which U.S. patent rights are sought. We cannot assure you that these patent applications will result in issued patents, nor guarantee that, if issued, such patents will be valid and enforceable.

We rely on patent, trademark, trade secret, and copyright laws both to protect our intellectual property, including our proprietary technology, and to protect us against claims from others. We believe that we have direct intellectual property rights or rights under licensing arrangements covering substantially all of our material technologies. However, third parties may assert infringement claims against us or against our customers in connection with the use of our systems and products. If such a claim were to be made against our customers or us, the outcome would be difficult to predict because of the technical complexity of our systems and products. Further, future claims or litigation, regardless of their merit, could be time consuming and result in costly litigation or settlement efforts.

Employees

As of March 1, 2005, we employed 743 full-time employees in 16 states and three countries. No employees are covered by any collective bargaining agreements. We believe that our relationships with our employees are good. The majority of our employees are located in our Longmont headquarters. We have several satellite locations, including our bmd operations in Zug, Switzerland and sales, development and support staff in Texas, Washington, DC and Illinois.

Facilities

Our corporate headquarters and principal administrative, sales and marketing, research and development and support facilities are located in:

•      Longmont, Colorado, where we occupy 275,000 square feet of office space under a lease expiring December 2011. As of December 31, 2004, the annual base rent for this facility was approximately $2.8 million.

•      Lisle, Illinois, where we occupy 29,000 square feet of office and warehouse space under a lease that expires August 2007. As of December 31, 2004, the annual base rent for this facility was approximately $609,000.

•      Austin, Texas, where we occupy approximately 2,600 square feet of office space on a month-to month basis. As of December 31, 2004, the annual base rent for this facility was approximately $32,000.

•      Zug, Switzerland, where we occupy 3,700 square feet of office space, with an annual base rent of approximately $120,000.

All of the above leases provide for periodic defined increases in rent over the life of the lease.

Securities and Exchange Commission Filings

We file the following reports with the SEC under Section 13(a) of the Securities Exchange Act of 1934: Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; and any amendments to these reports. We make these reports available free of charge on or through our Internet website, www.intrado.com, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC; however, information on our website should not be considered to be a part of this report or any other SEC filing. You may request a copy of these filings at no cost. Please direct your requests to:

Michael D. Dingman, Jr.

Chief Financial Officer

Intrado Inc.

1601 Dry Creek Drive

Longmont, Colorado 80503

You can also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains our reports, proxy and information statements and other information that we file electronically with the SEC.

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

We depend on large contracts from a limited number of significant customers. We provide our services to a range of customers, including ILECs, CLECs, wireless carriers and state and local government agencies. During the year ended December 31, 2004, we recognized approximately 55% of our total revenue from BellSouth, Qwest, SBC and Verizon. BellSouth, SBC and Verizon each accounted for greater than 10% of our revenue in 2004. During the year ended December 31, 2003, we recognized approximately 55% of our total revenue from BellSouth, Qwest, SBC and Verizon, each of which accounted for greater than 10% of our revenue. During the year ended December 31, 2002, we recognized approximately 56% of total revenue from BellSouth, Qwest, SBC and Verizon, each of which accounted for greater than 10% of our revenue. No other customers accounted for more than 10% of our total revenue during those periods.

We believe that these customers and others may continue to represent a substantial portion of our total revenue in the future. One ILEC contract will expire in the first half of 2005. Contracts for seven of our largest thirteen Wireless customers are also scheduled to expire in 2005. As we enter negotiations to renew these contracts, our customers may demand price or other contractual concessions. Our ILEC customers could decide to develop and utilize their own proprietary 9-1-1 software and to perform internally the services that they presently outsource to us. Our Wireless customers may also choose to not renew with us or to significantly decrease the amount of services they outsource to us in favor of competitors or their own in-house solutions. Moreover, existing contract provisions allow these customers and others to receive contract concessions or to cancel their contracts in the event of customer consolidations, changes in regulatory, legal, labor or business conditions. Contract concessions, or the loss of a major customer, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Acquisitions, consolidations, bankruptcies and reorganizations among our telecommunications customers may have a material adverse effect on our market share, liquidity, financial position and operating results.

Acquisitions and consolidations among our telecommunications customers, especially in the wireless sector, involve integration risk and create uncertainties related to our pricing structure, ability to negotiate contracts and operating results. Although we believe that we are well positioned to maintain our market share without significant price degradation or loss of customers, we cannot be certain that our financial forecasts and renewal and retention strategies will be successful. Customer consolidations and merger activity may have a material adverse effect on our ability to renew contracts as they expire and maintain current price levels, especially where a consolidated customer base will be able to negotiate volume price discounts. Therefore, customer consolidations and merger activity may have a material adverse effect on our market share, liquidity, financial position, cash flows and operating results.

Moreover, some of our customers have filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Other telecommunications customers have experienced cash flow and operating difficulties and may also file for protection from creditors under the federal bankruptcy laws. In addition to the fact that financially troubled customers may be more susceptible to industry consolidations and merger activity, as discussed above, we may experience difficulty in collecting amounts due from these customers. Although we believe that we have provided adequate reserves for bad debt on existing receivables as of the date of this report, future bankruptcies, reorganizations and consolidations in the telecommunications industry may have a material adverse effect on our market share, liquidity, financial position, cash flows and operating results.

If we fail to integrate businesses and assets that we may acquire, we may lose customers and our liquidity, capital resources and profitability may be adversely affected.

We acquired bmd wireless AG in February 2004. In the past, we have also acquired product source code rights to help broaden and strengthen our product portfolio. We expect to continue to evaluate strategic acquisitions as a part of our long-term business strategy. Acquisitions often involve a number of special risks, including the following:

•      We may encounter difficulties integrating acquired software, operations and personnel and our management’s attention could be diverted from other business concerns;

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

•      We may assume product liability or intellectual property liability associated with the sale of the acquired company’s products;

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

With regard to our acquisition of bmd wireless AG, financial results were lower than expected in 2004 due to competitive pressure in Europe and a longer sales cycle than expected at the time of the acquisition. As a result, we expect a significantly slower path for penetration of bmd’s technology into the European and North American markets. Based on these trends, we determined in the fourth quarter of 2004 that the five-year earnings forecast for bmd required a substantial downward revision. As a result of an impairment analysis of goodwill and other intangible assets, we recorded a goodwill impairment charge of $14.0 million in the fourth quarter of 2004. There can be no assurance that we will realize the full benefits that we anticipated from our acquisition of bmd wireless AG or any future acquisitions. Our failure to successfully gain market acceptance of the products acquired or to gain market share could seriously harm our business, operating results, cash flows and financial condition.

In addition, negotiation of potential acquisitions and the resulting integration of acquired businesses, products, or technologies, could divert management’s time and resources. Future acquisitions could include the issuance of dilutive equity securities or cause us to incur debt, contingent liabilities, additional amortization charges from intangible assets, asset impairment charges, or write-off charges for in-process research and development and other indefinite-lived intangible assets that could impact our financial condition, cash flows and operating results.

Our market is characterized by rapid technological change, as evidenced by the increased use of VoIP technology, and we could lose our competitive position if we are not successful in developing new products that achieve market acceptance.

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

In addition, the market for our services is characterized by rapid technological change, frequent new product or service introductions, evolving industry standards and changing customer needs. Existing products may become obsolete and unmarketable when products introducing new technologies are introduced. To be successful, we must be able to enhance existing products and to develop new products that keep pace with technological changes, satisfy our customers and achieve market acceptance. This is best evidenced by the increasing use of VoIP in the traditional wireline market during 2004. VoIP is a new technology that enables voice traffic to be carried over an Internet Protocol-based network. The location of the VoIP caller is not necessarily fixed, presenting a challenge related to the handling and routing of emergency 9-1-1calls. Increased use of VoIP and other new technologies could open the traditional 9-1-1 data services market to new competition with substantially greater resources than us.

In addition to new enhancements to our traditional 9-1-1 database services, we are attempting to expand into the highly competitive CDB market. If a new product or service does not achieve market acceptance, we may have to write-off related capitalized software costs. If we are unable to develop and introduce new services and products to our traditional 9-1-1 data services market or to new markets in a timely manner, our business, financial condition and results of operations could be adversely affected.

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

In assessing the recoverability of our existing capitalized software assets, we rely on estimates and judgments to determine the net realizable value of each product. When evaluating the net realizable value of a given product, we prepare a forward-looking business case that is comprised of an assessment of future expected benefits to be generated. The expected benefits are compared to the direct costs associated with supporting the product on an ongoing basis to arrive at a contribution margin, defined as expected benefits less direct costs. This contribution margin is compared to the carrying value of the asset at the reporting date to determine if the contribution margin exceeds the asset carrying value plus any additional investments such as hardware or additional development required to enhance or maintain the product. If the contribution margin is less than the carrying value, an impairment is recorded. Our ability to estimate future expected revenues and benefits with a measured degree of probability is the most significant factor in our estimate of recoverability. If our ability to estimate the expected benefits changes significantly in any given period, we could record impairment charges for certain assets and our operating results could be adversely affected.   In the second quarter of 2004, we determined that, due to the continued limited visibility regarding the timing of forecasted revenue opportunities for our Commercial Database product offerings, it was necessary to impair $1.7 million of software assets. We also recorded an impairment charge of $588,000 in the second quarter of 2004 related to a subset of our MPC product offerings based on limited revenue visibility.

The market price of our common stock may experience price fluctuations for reasons over which we have no control, including trends that affect the telecommunications industry as a whole.

The market price of shares of our common stock has fluctuated greatly since our initial public offering in June 1998 and could continue to fluctuate due to a variety of factors, some of which are not within our control. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

An economic slowdown and increased international political instability may have a material adverse affect on our business and results of operations.

An economic slowdown or increased international political instability, as demonstrated by terrorist threats, the conflict in Iraq, increasing tension in the Middle East and Korea, and the resulting need for enhanced security measures may have a detrimental effect on our business. An economic slowdown, for example, may impact our customers’ purchasing  decisions. In addition, increased political instability may adversely affect our ability to obtain adequate insurance at reasonable rates or require us to take extra security precautions for our operations and computer database systems. If the economic slowdown or international political instability continues or increases, our business, results of operations and the market price of our common stock could be adversely affected.

 If we are unable to retain key executives, our operating results and growth potential may be adversely affected.

Our success greatly depends on our ability to attract and retain key technical, sales and executive personnel. We are especially dependent on the continued services of our senior management team, particularly George K. Heinrichs, our co-founder, president, chief executive officer and chairman of the board. Although members of our executive team are subject to non-competition agreements, they are not presently subject to employment contracts. As a result, they can terminate their employment at any time. The loss of Mr. Heinrichs, or any other member of our senior management team, could adversely affect our operating results and growth potential.

Restrictions on state and local government budgets and other factors may cause our operating results to fluctuate and, as a result, our stock price may decline.

Our revenue, operating results and cash flows are difficult to predict and may fluctuate significantly from quarter to quarter as a result of restrictions on state and local government budgets, adverse trends in the telecommunications industry and other factors. Therefore, you should not rely on period-to-period comparisons of revenue or operating results as an indication of our future performance. If our revenue, operating results and cash flows fall below the expectations of the investors or securities analysts, the price of our common stock could fall substantially.

If our institutional investors sell large volumes of our common stock within a short period of time, the market price of our common stock may decline.

Approximately 72.1% of our common stock is owned by large institutional investors. Five institutional investors own approximately 6.1 million shares of our common stock, representing approximately 34.5% of our outstanding common stock as of the date of this report. These institutions and others may sell their shares of common stock at any time, causing the market price of our common stock to decline.

The value of your common stock may decrease if employees and other security holders exercise their options and warrants.

As shown in the table below, as of December 31, 2004, we have reserved 3,269,010 shares of common stock for future issuance upon exercise of outstanding options and redeemable warrants.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Issuance Under Equity Compensation Plans as of 3/1/2005, Excluding Securities Available in First Column (1)
Equity compensation plans approved by stockholders	3,259,290	$11.24	544,113
Outstanding warrants	9,720	$7.91	0

Total	3,269,010	$11.23	544,113

We may issue additional equity-based securities in the future, including stock options, warrants, stock appreciation rights and shares of restricted stock. As these securities are exercised or vest, you will experience dilution in the market value and earnings per share of your common stock.

Our corporate documents and Delaware law make a takeover of our Company more difficult, which may adversely affect the market price of our common stock.

Our charter and bylaws and Section 203 of the Delaware General Corporation Law contain provisions that may enable our management to resist a corporate takeover. Among other things, the board of directors has the ability to issue “blank check” preferred stock without stockholder approval. Furthermore, our directors are divided into three classes with staggered terms. These provisions may discourage, delay or prevent a change in control or a change in our management. These provisions also could discourage proxy contests and make it more difficult for you to elect directors and take other corporate actions. In addition, these provisions could adversely affect the price that investors are willing to pay for shares of common stock and prevent you from realizing the premium return that stockholders may receive in conjunction with a corporate takeover.

Substantially all of our revenue is derived from our 9-1-1 data management solutions, and our operating results, financial position and cash flows may depend upon our ability to continue to sell these solutions.

We currently derive substantially all of our revenue from the provisioning of our 9-1-1 data management solutions to ILECs, CLECs, wireless carriers and state and local government agencies. Accordingly, we are susceptible to adverse trends affecting this market segment, including government regulation, technological obsolescence and the entry of new competition. We expect that this market may continue to account for substantially all of our revenue in the near future. As a result, our future success depends on our ability to continue to sell our 9-1-1 solutions, maintain and increase our market share by providing other value-added services to the market, and successfully adapt our technology and services to other related markets. Markets for our existing services and products may not continue to expand and we may not be successful in our efforts to penetrate new markets.

Our business is subject to government regulation and other legal uncertainties, which could adversely affect our operations.

The market for our services and products has been influenced by various laws and regulations, including:

•      The adoption of regulations under the Telecommunications Act of 1996;

•      The duties imposed on us or on our wholly owned subsidiary, Intrado Communications Inc., as a result of its status as a regulated competitive local exchange carrier or as an inter-exchange carrier;

•      The duties imposed on incumbent local exchange carriers by the Telecommunications Act of 1996, or other legislation, regulation or judicial or administrative determinations, to open local telephone markets, including 9-1-1 service as a part of local exchange service, to competition;

•      The responsibilities of local exchange carriers to provide subscriber records to emergency service providers under the Wireless Communications and Public Safety Act of 1999;  and

•      The impact of various federal and state regulations on wireless carriers that provide E9-1-1 service, including, but not limited to, regulations imposed by the FCC in C.C. Docket 94-102.

Any changes to these legal requirements, including those caused by the adoption of new laws and regulations or by legal challenges, could have a material adverse effect upon the market for our services and products. In particular, if new or existing legislation or regulations are applied to VoIP services, our operating results and growth potential may be adversely affected. Moreover, any delay in implementation of the requirements imposed by Congress, state legislatures, the FCC or state regulatory commissions could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to reporting requirements that have significantly increased our compliance costs in the impacted areas.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the Securities and Exchange Commission and the NASDAQ Stock Market, have recently issued new regulations and requirements and are currently developing additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our compliance with current and proposed rules, such as Section 404 of the Sarbanes-Oxley Act, has required and is likely to continue to require the commitment of significant financial and managerial resources. Our Sarbanes-Oxley compliance costs exceeded $2 million in 2004. We also cannot predict whether our compliance efforts will result in operational efficiencies that will help to offset past or ongoing compliance costs. The expenditures necessary to comply with new regulations and regulatory requirements may continue to have a material adverse impact on our financial condition and results of operations.

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

Our operations depend on our ability to maintain our computer and telecommunications equipment and systems in effective working order, and to protect our systems against unauthorized access to our system by third parties or employees and against damage from fire, natural disaster, power loss, telecommunications failure, sabotage or other events. Any unauthorized access or unanticipated interruption or delay in our operations could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, any addition or expansion of our facilities to increase capacity could increase our exposure to damage from fire, natural disaster, power loss, telecommunications failure, unauthorized access or similar events. Our property and business interruption insurance may not be adequate to compensate us for any losses that may occur in the event of a system failure or a breach of security. Furthermore, insurance may not be available to us at all or, if available, may not be available on commercially reasonable terms.

To protect our proprietary rights or to deal with claims that we infringe the proprietary rights of others, we may be forced to incur substantial costs and to divert valuable managerial resources away from our business operations.

The success of our business depends on our ability to assert and defend our intellectual property rights. To protect our rights, we rely on a combination of copyright, trademark, patent and trade secret laws, and contractual restrictions. We cannot be sure that these steps will be adequate to prevent misappropriation or infringement of our intellectual property. Nor can we be sure that competitors will not independently develop technologies that are substantially equivalent or superior to our proprietary property and technology.

In our industry, competitors often assert intellectual property claims against one another. As the functionality of our services and products increases and overlaps with the products and services of other companies, we may be forced to assert our intellectual property rights or become subject to claims of infringement or misappropriation of the intellectual property rights of others. These claims could result in substantial costs and diversion of resources, even if the claims are ultimately decided in our favor. In certain customer agreements, we agree to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. In some instances, the amount of the indemnities may be greater than the revenue we received from the customer. Although we have not experienced any material claims to date, future claims or litigation, with or without merit, could be time consuming and expensive or require us to enter into royalty or licensing arrangements. We cannot be sure that such licenses would be offered or obtained on commercially reasonable terms, if at all. Any litigation or royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all, and could have a material adverse effect on our financial condition, results of operations and cash flows.

If we do not adequately anticipate and respond to the risks inherent in international operations, our operating results and stock price could be adversely affected.

Although our consolidated financial statements are prepared in U.S. dollars, the operations of our foreign subsidiary, bmd wireless AG, are conducted primarily in Swiss francs, euros and other international currencies. Consequently, changes in exchange rates can unpredictably and adversely affect our consolidated operating results and could result in exchange losses. We do not hedge against the risks associated with fluctuations in exchange rates. Although we may use hedging techniques in the future, we may not be able to eliminate or reduce the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

In addition, our financial results may be adversely affected by other international risks, such as:

•      Changes in government regulation in various countries;

•      Trade barriers;

•      Adverse tax consequences;

•      The absence or significant inadequacy of legal protection for intellectual property rights;

•      The adoption of data privacy laws or regulations;

•      Political and economic instability; and

•      Costs associated with expansion into new territories.

Although bmd’s operations do not presently represent a material portion of our business, we intend to seek other opportunities in Europe and Asia. If we do not anticipate and respond to the risks associated with international operations, it could have a material adverse effect on our operating results and stock price.

The adoption of new accounting requirements relating to expensing stock options is expected to significantly reduce our results of operations in future periods and may impact our ability to retain existing employees and directors.

We currently account for the issuance of stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” With the adoption of new accounting requirements related to historical and prospective stock awards and incentives, including SFAS No. 123R (revised 2004), “Share-Based Payment,” we will now be required to treat the value of the stock options granted to employees and directors as compensation expense beginning in the third quarter of 2005. As a result, we may decide to reduce the number of stock options granted to employees and directors or to grant other forms of equity-based compensation, including restricted stock, restricted stock units and stock appreciation rights. This could adversely affect our ability to retain existing employees or directors and attract qualified candidates. Moreover, this could force us to increase the cash compensation we would have to pay employees.

ITEM 2.  PROPERTIES

Please see the disclosure under the caption “Item 1. Business—Facilities.”

ITEM 3.  LEGAL PROCEEDINGS

We are involved in disputes and legal actions that arise in the ordinary course of our business. While it is not feasible to predict the outcome of these proceedings, in our opinion, based on a review with legal counsel, none of these disputes and legal actions is expected to have a material adverse effect on our consolidated financial or other position, results of operations or cash flows. However, litigation is subject to inherent uncertainties, and an adverse result in these matters could arise that may harm our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market under the symbol “TRDO.” We commenced our initial public offering of the common stock on June 24, 1998 at a price of $12.00 per share. Prior to this date, there was no public market for our common stock. The following table sets forth the high and low market prices for each full quarterly period within the last two fiscal years and from January 1, 2005 through March 1, 2005.

	Stock Price
	High	Low
2005
January 1-March 1	$14.66	$11.24

2004
Fourth Quarter	$14.22	$10.06
Third Quarter	$16.21	$8.54
Second Quarter	$21.15	$15.33
First Quarter	$25.14	$18.69

2003
Fourth Quarter	$24.86	$16.11
Third Quarter	$24.80	$15.23
Second Quarter	$16.50	$6.59
First Quarter	$10.73	$6.87

As of March 1, 2005, there were 113 stockholders of record.

We have not paid any cash dividends on our capital stock since our inception and do not expect to pay cash dividends on our common stock in the foreseeable future. Covenants contained in our line of credit agreement restrict the payment of dividends without the lender’s prior consent. Payment of future dividends, if any, may be declared at the discretion of our board of directors, subject to the restrictions discussed above, after taking into account various factors, including our financial condition, operating results, cash needs and expansion plans.

As shown in the table below, as of December 31, 2004, we reserved 3,269,010 shares of common stock for future issuance upon exercise of outstanding options under equity compensation plans and warrants.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Issuance Under Equity Compensation Plans, Excluding Securities Available in First Column (1)
Equity compensation plans approved by stockholders	3,259,290	$11.24	19,755
Outstanding warrants	9,720	$7.91	0

Total	3,269,010	$11.23	19,755

(1)     Our 1998 Stock Incentive Plan, which was approved by stockholders, includes an evergreen provision in which the number of shares issuable under the Plan automatically increases on the first trading day in January of each calendar year by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year (but in no event shall such increase exceed 731,000 shares). On December 31, 2004, we had 17,478,598 shares outstanding. On January 3, 2005 (the first trading day in 2005), the number of shares issuable under the 1998 Stock Incentive Plan increased by 524,358 shares. This amount is not included in the “Number of Shares Remaining Available for Issuance.”

PART II

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheet data at December 31, 2004 and 2003 are derived from the audited consolidated financial statements and notes included in “Item 8. Financial Statements and Supplementary Data.” The consolidated statement of operations data for the years ended December 31, 2001 and 2000 and the consolidated balance sheet data at December 31, 2002, 2001and 2000 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

	December 31,
	2004	2003	2002		2001	2000
	(Amounts in Thousands, Except Per Share Data)
Consolidated Statement of Operations Data:
Revenues	$136,524	$124,654	$107,714		$78,187	$43,124
Costs and expenses:
Direct costs	75,685 (1)	66,105	56,463		47,201	28,327
Goodwill impairment	14,233	—	—		—	—
Sales and marketing	20,084	16,933	16,902		13,109	8,869
General and administrative	21,727	22,268	25,390	(2)	16,701	8,884
Research and development	2,909	2,322	2,769		6,423	4,174
Total costs and expenses	134,638	107,628	101,524		83,434	50,254
Interest income (expense), net	(809)	(1,118)	(1,134)		(579)	712
Income tax expense (benefit)	5,079 (3)	5,194	(6,006	)(4)	—	—
Net income (loss) from continuing operations, before cumulative effect of change in accounting principle	(4,002)	10,714	11,062		(5,826)	(6,418)

Cumulative effect of change in accounting principle, net of tax	—	—	—		—	(3,082	)(5)
Net income (loss)	$(4,002)	$10,714	$11,062		$(5,826)	$(9,500)
Net earnings (loss) per share before cumulative effect of change in accounting principle:
Basic (6)	$(0.23)	$0.68	$0.72		$(0.43)	$(0.57)
Diluted (6)	$(0.23)	$0.63	$0.67		$(0.43)	$(0.57)
Shares used in computing net earnings (loss) per share:
Basic (6)	17,167	15,764	15,264		13,456	11,258
Diluted (6)	17,167	16,924	16,551		13,456	11,258

(1)          Includes asset impairment charges of $2.6 million; Commercial Database asset impairments of $1.9 million, Wireless MPC capitalized software impairment of $0.6 million and Palladium asset impairments of $0.1 million (see Note 3 of Notes to Consolidated Financial Statements for further information).

(2)          Includes a write-off of $4.7 million of inventory included in our acquisition of LPSS from Lucent in May 2001 (see Note 3 of Notes to Consolidated Financial Statements for further information).

(3)          Income tax expense of $5.1 million was the result of an effective tax rate of 472% on consolidated pre-tax income of $1.1 million in 2004. The disproportional tax expense was attributable to a pre-tax loss of $14.8 million in our international bmd reporting unit and $0.5 million at our Intrado International Ltd. subsidiary. The effective tax rate of 31.6% for domestic pre-tax income of $16.4 million was prior to consolidation of the losses in the international subsidiaries.

(4)          Reversal of valuation allowance previously recorded for net operating loss carryforwards and for temporary differences between book and tax (see Note 11 of Notes to Consolidated Financial Statements for further information).

(5)          Charge related to the implementation of Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements.”

(6)          See Note 2 of Notes to Consolidated Financial Statements for an explanation of the determination of the shares used in computing net earnings (loss) per share.

	December 31,
	2004	2003	2002	2001	2000
	(Amounts in Thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term and long-term investments	$40,260	$37,981	$12,895	$15,716	$5,036
Current assets	74,907	72,214	43,391	44,161	22,530
Current liabilities	35,454	38,259	25,369	31,816	8,391
Working capital	39,453	33,955	18,022	12,345	14,139
Goodwill and other intangibles, net	34,538	30,103	19,650	22,148	—
Total assets	151,548	145,267	117,380	95,435	44,669
Short term notes payable	—	4,250	3,312	4,393	—
Mandatorily redeemable preferred stock payable	4,431	8,594	—	—	—
Capital lease obligations, short-term and long-term	2,816	4,423	5,820	7,441	1,511
Total debt	9,247	25,184	18,965	13,834	3,618
Accumulated deficit	(8,520)	(4,518)	(15,232)	(26,294)	(20,468)
Total stockholders’ equity	104,345	84,442	65,719	49,030	24,697

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

We provide 9-1-1 infrastructure, systems and services, as well as innovative solutions for telecommunications providers and public safety organizations. Our core business is the support of the nation’s 9-1-1 emergency response infrastructure for wireline, wireless and VoIP networks. The data we manage enables a 9-1-1 call to be routed to the appropriate PSAP. We provide callback data and the caller’s location. This critical information helps public safety organizations respond to calls for assistance. In addition, this data allows the telecommunications carriers to meet state and federal regulatory mandates. Since we launched our 9-1-1 data management services in 1994, our 9-1-1 data integrity infrastructure has provided virtually uninterrupted service to our telecommunications and public safety customers. Our customers include ILECs, CLECs, wireless carriers, IXCs and a wide variety of state, local and federal government agencies.

Segments

Effective January 1, 2003, we realigned our internal operating units by aggregating similar offerings with organizational supervision and decision-making authorities. As a result, we have historically identified and reported on three business units: Wireline, Wireless and New Markets. Beginning in 2003, revenue and direct costs have been classified in the consolidated statements of operations by these three business units. The change has not impacted our revenue recognition policies. As a result of this change, revenue and direct costs for the year ended December 31, 2002 have been reclassified to conform to our current year presentation. This change had no effect on our financial position, total revenue, total direct costs, net income (loss) or cash flows for any of the periods presented. Management further re-aligned certain operating units in 2005 and will be reporting only two segments beginning in 2005, Wireline and Wireless. The following table identifies the business unit alignments and the respective years in which results of operations have been and will be reported going forward:

	2005 will include the following components:	2004 included the following components:
Wireline	ILEC, CLEC, Texas, IntelliCast, VoIP and CDB products	ILEC, CLEC, Texas, Palladium and VoIP

Wireless	Wireless and bmd	Wireless and bmd wireless AG

New Markets	No longer will be reported	IntelliCast and CDB

Note:  Components that were added to, or realigned to, the designated Business Unit are depicted in bold italics in the year impacted. The ILEC license business and Palladium business were acquired from LPSS in May 2001. We acquired bmd wireless AG business in February 2004. The VoIP product offering began to generate revenue in 2004. IntelliCast and Commercial Database, or CDB, product offerings will be transferred from New Markets to Wireline beginning in January 1, 2005. The Palladium business will be discontinued in February 2005 and will be reported under discontinued operations in Wireline results beginning in the first quarter of 2005.

Executive Summary

Our revenue is derived from monthly data management services, ongoing software and hardware maintenance, sales of software enhancements, sales of new products and systems and professional services. The majority of our revenue is derived from monthly data management services and ongoing maintenance of existing systems. We consider this “recurring revenue.” In 2004, recurring revenue comprised $121 million, or 88%, of our total revenue of $137 million. In 2003, recurring revenue accounted for $109 million, or 88%, of our $125 million in total revenue. In 2002, recurring revenue represented $94 million, or 87%, of our total revenue of $108 million. The following is a summary level discussion of key business drivers in our segments. A more detailed discussion is contained in the analysis of the results of operations and our liquidity and capital resources section.

The following table represents total revenue amounts in thousands and percentages by business unit:

	Year Ended December 31,
	Revenue			Percentage
Business Unit	2004	2003	2002	2004	2003	2002

Wireline	$81,937	$83,836	$80,833	60%	67%	75%
Wireless	51,508	38,976	25,835	38%	31%	24%
New Markets	3,079	1,842	1,046	2%	2%	1%
Total	$136,524	$124,654	$107,714	100%	100%	100%

The following table represents total operating income (loss) amounts in thousands and percentages by business unit:

	Year Ended December 31,
	Operating Income (Loss)			Percentage
Business Unit	2004	2003	2002	2004	2003	2002

Wireline	$12,144	$19,175	$10,803	644%	113%	175%
Wireless	(4,326)	5,234	(86)	(229)%	31%	(1)%
New Markets	(5,932)	(7,383)	(4,527)	(315)%	(44)%	(74)%
Total	$1,886	$17,026	$6,190	100%	100%	100%

We have made additional investments in facilities and infrastructure and have incurred additional personnel costs to support new market and product opportunities. We have also reallocated resources when necessary to support our initiatives.

Wireline

The majority of our recurring revenue has been derived from our Wireline segment. We generally enjoy long-term contractual relationships with our customers over terms up to 10 years. Our revenue model in Wireline is built on the basis of recurring fees and the number of records we either manage or support indirectly through licensing agreements. We face limited competition in this segment. The primary competitive risk we face is the possibility that our customers may decide to no longer outsource this service to us. Although we have long-term contracts, our customers could decide to either not renew contracts or to cancel them prior to the end date and bring the services in-house. We have two primary customers in our ILEC license business, and three primary customers in our ILEC services business. We renewed one of these ILEC license agreements in 2004.  Our non-recurring revenue for systems sales, software enhancements and sales of new products and services is dependent upon many factors, including length of sales cycles, market acceptance and product viability. Due to these uncertainties and the continued fiscal constraints facing customers, the frequency and magnitude of this incremental license revenue (beyond recurring maintenance revenue) can be difficult to predict. We also face internal execution risk to identify, build and gain customer acceptance for these product and service offerings. We expect the Wireline segment to continue to provide the majority of our forecasted revenue, operating income and operating cash flows for the foreseeable future.

Wireless

Revenue contribution in our Wireless segment grew from $39.0 million in 2003 to $51.5 million in 2004, an increase of 32%. We are executing strategies to deploy our services to the remaining contracted addressable market in a prudent fiscal and operational manner. We believe our ability to successfully deploy our services to the remaining addressable market under contract could provide additional recurring revenue into the future, absent customer cancellations of our contracts, loss of market share to our competitors or material price erosion with existing customers. Competition in the Wireless segment for our services is much more prevalent than in our Wireline segment. We have one primary competitor, Telecommunications Systems Inc. Competitive pressures create pricing and execution risk to our existing business. However, we believe we are well positioned to retain our existing customer base and acquire additional market share. Contracts in our Wireless segment are typically three years in length. Given the uncertainty that exists in the Wireless segment as a result of recent mergers and consolidations, it is difficult to predict the long-term viability of our core products and services. In 2005, seven of our largest 13 wireless customer contracts are set to expire. We are currently in discussions with these customers to either renew or extend our contracts. However, there can be no assurance that we will be successful in these efforts, nor can we predict the length of any renewals or extensions or the price we will be able to charge in the event we are successful.

On February 20, 2004, we completed the acquisition of bmd wireless to expand our product offerings outside of the United States. bmd wireless provides core network messaging solutions, enabling cross network mobile and application messaging traffic for a wide range of mobile operators and service providers. bmd wireless will focus primarily on designing, building and delivering messaging platforms, tools and solutions for wireless service providers. Due to competitive pressure in Europe and a longer sales cycle than expected at the time of the acquisition, the financial results for bmd were lower than expected in 2004. As a result, we expect a significantly slower path for bmd’s technology to penetrate the European and North American markets. Based on these trends, we determined in the fourth quarter of 2004 that the five-year earnings forecast for bmd required a substantial downward revision. As a result of the downward revision and an impairment analysis of goodwill and other intangible assets, we recorded a goodwill impairment charge of $14.0 million in the fourth quarter of 2004. While the forecast for bmd is lower than originally anticipated when acquired, we continue to believe there is a market for bmd technology in the growing wireless market and continue to support and pursue sales opportunities under a refined marketing and sales strategy.

New Markets

In our New Markets segment, we are pursuing revenue and customer diversification efforts outside of our traditional 9-1-1 product and service initiatives. The historical New Market revenue streams have been derived from IntelliCast and CDB services. Our New Markets segment presents unique challenges and competitive pressures beyond those we have traditionally faced. We believe the viability for our products exists, as evidenced by our existing customer base and recent customer wins. However, the sales cycles have been longer than we originally anticipated.

IntelliCast

We are pursuing IntelliCast sales at the federal, state and local government level. Our success to date in IntelliCast has been primarily at the city and county government level. As of December 31, 2004, we had 12.1 million billable telephone numbers in our database. We need to increase the number of telephone numbers under contract, as well as build revenue with the federal and state governments, in order to achieve profitability in this market. If this occurs, we expect to continue to leverage our existing operating expenses. We currently have channel sales agreements with two major ILECs to jointly promote our products. We intend to increase our sales efforts at the federal government level and we are pursuing further opportunities with agencies such as Federal Emergency Management Agency, National Oceanic and Atmospheric Administration and the Department of Homeland Security. We have also partnered with the National Center for Missing and Exploited Children to promote our product offerings and to gain access to decision makers at the federal, state and local government levels. Current revenues are generated from ongoing data management services and event launches, such as the delivery of voice and TDD telephonic warnings about potential disasters and public safety issues to geographically targeted populations. The successes with the product have provided momentum to our sales efforts. However, sales cycles in IntelliCast are much longer than our traditional cycles and have proven to be more difficult to forecast due to unpredictable customer buying patterns and lack of available funding. We believe recent legislation such as the Burns-Clinton bill will provide a potential impetus to matching and direct governmental funding that could reduce the sales cycles among our target customers.

Commercial Database (CDB)

We believe there are opportunities for us to leverage our long-term customer relationships to gain entry and traction in the CDB markets. We are engaged in a substantial effort to retool our CDB product offerings to serve the larger commercial data opportunities we have identified. However, in the second quarter of 2004 we determined that, due to the continued limited visibility regarding the timing of forecasted revenue opportunities, it was necessary to impair the entire $1.7 million of software assets. When we evaluated the net realizable value of the product, we prepared a forward-looking business case that assessed the future expected benefits to be derived from the asset against the direct costs associated with the delivery and ongoing support of the product to arrive at a contribution margin, defined as expected benefits less direct costs. The contribution margin was then compared to the carrying value of the asset. The expected contribution margin was significantly less than the asset carrying value, resulting in the impairment charge. While we continue to believe there are market opportunities in this area, we have significantly lowered our revenue expectations until market conditions improve. As a result, we also reduced operating expenses and re-aligned resources to correlate with existing customer contracts. If market penetration is obtained and additional contracts are signed in this area, we may make additional operating investments, but only when those opportunities actually materialize.

We continue to remain patient in our pursuit of both the IntelliCast and CDB market opportunities. We continue to invest in product enhancements in both markets, albeit at a lower level than originally anticipated. If sales conditions do not improve, we will further reduce our variable spending patterns to mitigate the impact of such conditions on our overall profitability. We will be reporting results from both the IntelliCast and CDB product offerings as part of our Wireline Business Unit beginning in the first quarter of 2005.

Critical Accounting Policies, Estimates and Assumptions

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the

United States of America. While preparing these financial statements, we made estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventory, goodwill and intangible assets, capitalized software costs, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Amortization periods on remaining deferred revenue and cost balances:  As of December 31, 2004, we had approximately $25.4 million in deferred revenue and $7.3 million in deferred costs. Of these amounts, $19.7 million of the deferred revenue balance and $5.8 million of the deferred cost balance was classified as short-term. The majority of these balances relate to services previously provided to wireless customers and require deferral under Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”), since we have remaining service obligations. It has been our policy to amortize these balances over the remaining future service period, which has historically been the remaining contractual life. In most cases, we engage in renewal strategies well before the end of the contract. However, we cannot estimate with any certainty which contracts will be extended and for how long. This is especially relevant in the wireless segment, based on uncertainty that exists within the industry due to potential consolidation of carriers and the financial decisions our customers have made in the past or may make in the future related to utilizing our service offerings. Therefore, we have not extended the amortization periods for the remaining balances beyond the existing contractual life. As there can be no assurances that the contracts will be extended, or, if extended, for what period of time, we continue to believe that the best estimate of the customer relationship period is the existing contractual life.

Use of estimates and judgment related to recognizing revenue for percentage of completion and multiple element arrangements: Revenue is accounted for as either software revenue and related post-contract support, product revenue, or services revenue in accordance with the guidelines provided by SOP 97-2, “Software Revenue Recognition,” SAB 104, which superseded SAB 101, and FTB 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”  Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•      Persuasive evidence of an arrangement exists;

•      Price is fixed or determinable;

•      Delivery has occurred or services have been rendered; and

•      Collectibility is reasonably assured.

We deliver products and services that are part of multiple element arrangements. In addition to the above criteria from SAB 104 and SOP 97-2, we also apply the guidance in Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which requires us to evaluate vendor specific objective evidence (“VSOE”) for contracts under SOP 97-2 and vendor objective evidence (“VOE”) for contracts under SAB 104 to determine the fair value of elements delivered in situations where multiple elements exist.

The majority of our revenue is derived from long-term service agreements with our customers and is recognized ratably over the term of the contract as services are performed. Revenues from monthly data management services include up-front and monthly service fees. Our up-front services consist primarily of the data cleansing of the customer’s 9-1-1 records, engineering services to enable the customer’s legacy system to interface with our platform, thereby establishing network connectivity, public safety boundary mapping, customer training and testing. The charges for these services are nonrefundable if the contract is cancelled after the services are performed. After the initial up-front services, data management customers often buy enhancements to these services, such as additional software engineering to improve system functionality or network services to make their network more effective (“Enhancement Services”). The fees received for up-front services and certain Enhancement Services are deferred and recognized as revenue ratably over the term of the contract or the expected life of the customer relationship, whichever is longer, as these fees do not represent the culmination of a separate earnings process.  We also receive a monthly service fee to provide the ongoing data management services required to keep the records current for all subscribers, to maintain and monitor network components and to support and maintain the software and systems required to provide the services. The fees received for these monthly services are recognized as revenue in the period in which all of the above criteria have been met, which is generally the month services are provided. For data management services we perform under our outsourced or licensed model, customers do not have a contractual right to take possession of our software; therefore, we account for these arrangements as service contracts.

Maintenance contracts are sold to customers that either purchase or possess database and call handling systems. The fees received for ongoing maintenance obligations are deferred and recognized as revenue over the contractual term of the arrangement.

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

In certain situations involving the delivery of products with significant customization or modification services, we also recognize revenue on a percentage-of-completion basis, as prescribed by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In these situations, we develop and utilize estimates to ratably recognize costs and revenue as work is completed relative to the total estimated time and costs to complete projects. Delays in completing projects or significant changes to original cost estimates could adversely impact future periods in that additional costs or amortization periods for both revenue and expenses may be necessary. When reasonable estimates cannot be determined at the onset of an agreement due to unique acceptance criteria or other factors, revenue is recognized on a completed contract basis.

Software Capitalization

As of December 31, 2004, we had $16.6 million in net capitalized software assets.

Capitalization of software under SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” requires judgment in determining:

•      When and if a project is in the application development stage;

•      When the software is available for general release and its intended use;

•      The expected benefits to be derived from the software product;

•      The useful life of the software product; and

•      The future recoverability of the capitalized amounts.

Capitalization of software under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires judgment in determining:

•      When and if a project has reached technological feasibility;

•      When the software is available for general release;

•      The expected benefits to be derived from the software product;

•      The useful life of the software product; and

•      The future recoverability of the capitalized amounts.

In assessing the recoverability of our existing capitalized software assets, we rely on estimates and judgments to determine the net realizable value of each product. When evaluating the net realizable value of a given product, we prepare a forward-looking business case that includes an assessment of future expected benefits to be derived from the asset. The expected benefits are compared to the direct costs associated with the delivery and ongoing support of the product to arrive at a contribution margin, defined as expected benefits less direct costs. This contribution margin is compared to the current carrying value of the asset at the reporting date. If the contribution margin exceeds the current asset carrying value plus any additional investments, such as hardware or additional development required to enhance or maintain the product, no impairment is recorded. If the contribution margin is less than the carrying value, the asset carrying value is impaired to equal the expected contribution margin. Our ability to estimate future expected benefits to be derived from the asset, with a measured degree of probability, is the most significant factor in our impairment analysis. If our ability to estimate the expected benefits changes significantly in any given period, we could record impairment charges for certain assets.

Each quarter, we also assess the expected benefit period of the assets and amortize the related assets over the expected benefit period. If our estimate of benefit period is impacted, we could adjust our estimated amortization periods accordingly, having either a positive or negative impact on earnings in the period the estimate is changed. In 2004 we recorded $2.3 million in software impairment charges.

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

•      Significant decline in our stock price for a sustained period; or

•      Our market capitalization relative to net book value.

When we determine that the carrying value of intangibles or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on the estimated discounted cash flows expected to result from the use of the asset and its eventual disposition and compare the result to the asset’s carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over its estimated fair value.

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

Deferred Tax Assets

We follow SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The current provision for income taxes represents actual or estimated amounts payable or refundable on tax returns filed each year. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in enacted tax laws is recognized as an adjustment to the tax provision or benefit in the period of enactment. The overall change in deferred tax assets and liabilities during the period is equal to the deferred tax expense or benefit for the period. The carrying value of deferred tax assets may be reduced by a valuation allowance if, based upon the judgmental assessment of available evidence, it is deemed more likely than not that some or all of the deferred tax assets will not be realizable.

We periodically evaluate our estimates and judgments related to the recoverability of deferred tax assets as required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). We currently do not have a reserve against our net deferred tax assets, with the exception of a valuation allowance of $59,000 that has been recorded against deferred tax assets in our Intrado International, Ltd. subsidiary.  If expected taxable income is not generated in future years, it may be necessary to reverse some or all of the tax benefit recorded, adversely impacting tax expense and net income in the future.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations reflected as a percentage of total revenue:

	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs (1)	65.9%	53.0%	52.4%
Sales and marketing	14.7%	13.6%	15.6%
General and administrative (2)	15.9%	17.9%	23.6%
Research and development	2.1%	1.9%	2.6%
Total costs and expenses	98.6%	86.4%	94.2%
Income from operations	1.4%	13.6%	5.8%
Interest income (expense), net	(0.6)%	(0.9)%	(1.1)%
Income before income taxes	0.8%	12.7%	4.7%
Income tax expense (benefit)	3.7%	4.2%	(5.6)%
Net income (loss)	(2.9)%	8.5%	10.3%

(1)     Direct Costs includes goodwill and other asset impairment charges of $16.9 million, or 12.4%, in 2004.

(2)     General and administrative expenses included $4.7 million, or 4.4%, in 2002 related to inventory impairment charges for assets acquired in the LPSS acquisition in 2001.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Total Company

Revenues

Total revenues increased $11.9 million to $136.5 million in 2004. The increase is primarily attributable to increased revenue in the Wireless unit of $12.5 million.

Wireline revenues decreased $1.9 million to $81.9 million in 2004:

•      Recurring data management services revenues decreased $4.3 million due to reduced pricing in our ILEC services unit associated with contract extensions as well as consolidation of customers in our CLEC unit, which led to volume pricing discounts for certain customers;

•      Maintenance for software enhancements increased $2.0 million related to additional maintenance and pricing increases related to certain customers;

•      Sales of new software enhancements and systems decreased $1.0 million due to timing differences between year-end 2003 and 2004 related to the delivery of software enhancements; and

•      Professional services revenues increased $1.3 million primarily due to VoIP and IEN products and services and the associated integration efforts with the sale of systems and software enhancements.

Wireless revenues increased $12.5 million to $51.5 million in 2004 due to increased recurring data management services revenues of $12.2 million attributable to increased deployments and $2.0 million in revenue from our bmd subsidiary, offset by a reduction in professional services revenue of $1.6 million.

New Markets revenues increased by $1.2 million to $3.1 million in 2004:

•      IntelliCast revenues increased $1.1 million to $2.5 million due to previous deployments in Chicago, Phoenix, New Orleans and other municipalities which increased the number of records under management relative to the prior year, as well as trial revenue from a 2004 trial with the National Oceanic and Atmospheric Administration; and

•      CDB revenues increased $141,000 to $534,000 due to additional transaction services revenues relative to the prior year. In 2004, we received a full-year of transactional services revenue from certain key customers including AT&T and Vartec.

Costs

Total costs increased $27.0 million to $134.6 million in 2004. The significant areas where costs increased from 2003 include the following items:

•      Goodwill and other asset impairment charges increased by $16.9 million primarily due to a $14.0 million goodwill impairment charge in the bmd reporting unit, a $1.9 impairment charge related to our CDB product offerings, a $588,000 software impairment charge in our Wireless unit and a $322,000 impairment charge associated with certain Palladium intangible assets.

•      Salaries and fringe expense, which includes payroll taxes, accrued vacation, costs to provide medical coverage, and
401(k) employer matching contributions, increased $4.4 million due to annual merit increases and the hiring of additional staff to support revenue growth and new product initiatives, offset by a reduction in accrued vacation expenses of approximately $720,000 due to forfeited vacation time.

•      Amortization of capitalized software assets increased $1.3 million primarily due to the status of several larger capitalized software projects reaching the stage of available for general release or intended use during 2004.

•      Consulting and contract labor expenses increased $3.5 million primarily to support IEN and 9-1-1 IM product development efforts, as well as to support compliance efforts associated with Sarbanes-Oxley governance and internal control regulations.

•      Travel expenses increased by $720,000 primarily as a result of international business development activities and integration efforts associated with our bmd reporting unit.

•      Maintenance and direct costs for cost of goods sold increased by $1.4 million due to increased sales of IEN products which carried significant hardware costs.

•      Accounting, audit and consulting fees increased by $1.2 million primarily due to audit fees associated with Section 404 of the Sarbanes-Oxley Act of 2002.

•      Amortization of previously deferred costs associated with deferred revenue increased by approximately $800,000. Also, the amount of period costs incurred in 2004 but deferred to future periods decreased by approximately $800,000 relative to 2003.

•      Commission and bonus expense increased by $1.2 million primarily due to payments for renewals of existing contracts and bookings of future contracts.

•      Bad debt expenses increased by approximately $200,000 as a result of additional write-offs in our CLEC business unit resulting from customer bankruptcies, partially offset by the collection of a previously reserved-for bankruptcy claim.

The significant areas where costs decreased from 2003 include the following:

•      Capitalized software development costs, representing 2004 period costs deferred to future periods which effectively reduces current period expenses, increased by $4.7 million as a result of several large projects in 2004 reaching technological feasibility, including IEN and VoIP, and increased spending related to delivery of our 9-1-1 IM software product to meet customer delivery schedules in early 2005.

•      Depreciation and amortization expenses decreased by $1.3 million as a result of several assets being fully depreciated, including certain intangible assets originally acquired in the 2001 LPSS acquisition.

•      Telecommunication expenses decreased by approximately $500,000 as a result of efficiencies associated with  consolidated provisioning systems and reduced reliance on outsourced solutions in favor of in-house platforms and networks.

•      Legal expenses decreased by approximately $500,000 relative to 2003 as a result of a significant reduction in the use of outside legal resources.

Income Before Income Taxes

Income before income taxes decreased $14.8 million to $1.1 million in 2004:

•      Wireline income before taxes decreased $6.8 million due to a $1.9 million decrease in revenue, a $3.9 million increase in direct costs attributable to higher cost of goods sold and a $1.2 million increase in indirect overhead costs associated with additional product development and support costs.

•      Wireless income before taxes decreased $9.5 million due to $14.6 million in asset impairment charges, a $3.6 million increase in other direct costs, a $3.8 million increase in indirect overhead costs to support growth and product development initiatives, offset by a $12.5 million increase in revenue.

•      New Markets loss before taxes decreased $1.4 million due to $1.9 million in asset impairment charges, offset by a $1.8 million decrease in indirect overhead costs resulting from reduced operating expenses and a $1.2 million increase in revenue.

Income Tax Expense (Benefit)

Income tax expense decreased from $5.2 million in 2003 to $5.1 million in 2004. The effective tax rate of 472% on consolidated pre-tax income of $1.1 million in 2004 was a result of a pre-tax loss of $14.8 million in our international bmd reporting unit related primarily to a goodwill impairment charge of approximately $14.0 million. Our effective tax rate was 31.6% for domestic income of $16.4 million, prior to consolidation of net losses of $14.8 million at bmd and $0.5 million at our Intrado International Ltd. subsidiary.

Balance Sheet Items

Current assets increased $2.7 million to $74.9 million at December 31, 2004. This increase is primarily a result of the following factors:

•      Cash and cash equivalents decreased by $6.6 million to $10.7 million in 2004. The decrease is attributable to net cash used in investing activities of $26.2 million and net cash used in financing activities of $13.2 million, offset by net cash provided by operating activities of $32.8 million. Of the $26.2 million of net cash used in investing activities, $8.9 million is attributable to a net increase in purchases of short-term and long-term marketable securities.

•      Short-term investments increased by $8.0 million due to the purchase of short-term commercial paper, municipal tax-exempt bonds and certificates of deposits, in an effort to increase interest income.

•      Accounts receivable, net of allowances, increased $1.9 million to $17.6 million due to increased billings associated with the higher year-over-year revenue of $11.9 million in 2004.

•      Prepaids and other assets increased $1.3 million to $3.0 million due to increases in prepaid commissions associated with increased revenue and bookings relative to 2003 and an increase in prepaid insurance premiums and advanced maintenance payments.

•      Deferred contract costs—short term increased $1.6 million to $5.8 million in 2004 primarily due to a proportional increase in the amount of deferred revenue that was considered short-term.

•      Deferred income taxes—short-term decreased $3.6 million to $7.5 million in 2004. We estimate that all of the remaining deferred tax assets will be utilized to offset taxable income in 2005.

Non-current assets increased by $3.5 million primarily due to the following:

•      Property, plant and equipment, net decreased by $3.5 million primarily due to current year depreciation expense.

•      Goodwill increased $5.8 million to $30.3 million in 2004, primarily due to a $20.0 million increase in goodwill and other intangible assets associated with the acquisition of our bmd subsidiary, offset by a goodwill impairment charge of $14.0 million in the bmd reporting unit and $222,000 in the Palladium business.

•      Other intangibles, net decreased by $1.3 million due to current year amortization expense.

•      Long-term investments increased by $898,000 due to the purchase of long-term commercial paper, municipal tax-exempt bonds and certificates of deposits in an effort to increase interest income.

•      Deferred contract costs decreased by $1.3 million primarily due to reclassification of these amounts from long-term to short-term, based on the expected amortization of these costs in the upcoming year.

•      Software development costs, net increased $3.6 million to $16.6 million in 2004. This increase is primarily due to investments in several significant projects that reached technological feasibility during 2004, offset by current year amortization expense and software impairment charges of $1.7 million in our New Markets segment for CDB product offerings and $588,000 in our Wireless segment related to an MPC product offering.

•      Other assets decreased by $545,000 primarily due to the conversion of our previous minority investment in TechnoCom, Inc. to a note receivable.

Current liabilities decreased $2.8 million to $35.5 million in 2004 primarily as a result of the following factors:

•      Accounts payable and accrued liabilities decreased $1.1 million to $9.8 million in 2004, as a result of timing differences in the payment of obligations accrued at year-end and a reduction in the vacation accrual due to usage and forfeiture.

•      Current portion of capital lease obligations decreased $1.4 million to $1.5 million as a result of payments made in 2004, offset by reclassifications of long-term lease obligations into current portion.

•      Notes payable—current decreased $4.3 million in 2004. The notes payable were prepaid in full in December 2004.

•      Deferred contract revenue—short term increased $4.0 million to $19.7 million in 2004, primarily due to the realization of current year revenue and the reclassification of deferred revenue from long-term to current liabilities based on our estimated realization of these revenues in the next year.

Long-term liabilities decreased $10.8 million to $11.7 million in 2004. This decrease is primarily a result of the following factors:

•      Notes payable, net of current portion decreased $5.9 million in 2004. We repaid all term notes payable outstanding in 2004 with the exception of $2.0 million, which represents the minimum required borrowing level on our line of credit with GE Capital.

•      Mandatorily redeemable preferred stock payable decreased by $4.2 million as a result of the second of three redemptions made in June 2004 and reclassification of the third and final payment which is due in June 2005 to short-term obligations.

•      Deferred contract revenue—long-term decreased $735,000 in 2004, primarily due to its reclassification to a current liability, offset by deferral of revenues for new contracts in 2004.

Results of Operations by Business Unit

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The following table sets forth, for the periods indicated, our consolidated statements of operations by business segment reflected as a percentage of total revenue:

	For the Year Ended December 31,
	Wireline			Wireless			New Markets
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Direct costs	53.5%	47.6%	48.2%	77.4%	55.4%	57.1%	203.6%	252.0%	262.7%
Indirect business unit costs	10.4%	10.3%	12.6%	9.7%	12.0%	17.9%	68.0%	231.9%	245.1%
Corporate overhead	21.4%	19.3%	25.9%	21.3%	19.2%	25.3%	21.0%	17.0%	25.0%
Total costs and expenses	85.3%	77.1%	86.6%	108.4%	86.6%	100.3%	292.6%	500.8%	532.8%
Income (loss) from operations	14.7%	22.9%	13.4%	(8.4)%	13.4%	(0.3)%	(192.6)%	(400.8)%	(432.8)%
Interest/other income	0.3%	0.2%	0.1%	0.3%	0.2%	0.2%	0.3%	0.2%	0.2%
Interest/other expense	(0.9)%	(1.1)%	(1.2)%	(0.9)%	(1.1)%	(1.2)%	(0.8)%	(1.0)%	(1.2)%
Income (loss) before income taxes	14.1%	22.0%	12.4%	(9.0)%	12.5%	(1.4)%	(193.1)%	(401.6)%	(433.8)%
Income tax expense (benefit)	4.2%	4.4%	(5.3)%	3.1%	3.9%	(6.3)%	—	—	(5.8)%
Net income (loss)	9.9%	17.6%	17.7%	(12.1)%	8.6%	4.9%	(193.1)%	(401.6)%	(428.0)%

Direct costs include all costs directly attributable to a business unit’s operations and revenue-earning activities, including depreciation and amortization expense for those assets that can be identified to a specific business unit or product (see Note 11) and goodwill and other asset impairment losses.

Indirect business unit costs include the costs of business unit support functions, including sales and marketing, general and administrative and research and development.

Corporate overhead includes these same costs allocated from corporate to business units based on a weighted average revenue percentage.

Wireline Business Unit

Revenue decreased by $1.9 million to $81.9 million in 2004 primarily due to the following:

•      Recurring data management services revenues decreased $4.3 million due to reduced pricing in our ILEC services unit associated with contract extensions as well as consolidation of customers in our CLEC unit which led to volume pricing discounts for certain customers;

•      Maintenance for software enhancements increased $2.0 million related to additional maintenance and pricing increases related to certain customers;

•      Sales of new software enhancements and systems decreased $1.0 million due to timing differences between year-end 2003 and 2004 related to delivery of software enhancements; and

•      Professional services revenues increased $1.3 million primarily due to VoIP and IEN products and services and the associated integration efforts with the above sale of systems and software enhancements.

Direct costs increased by $3.9 million primarily due to higher cost of goods sold for system sales related to our IEN product offerings.

Indirect expenses  increased $1.2 million to $26.0 million in 2004. This increase is primarily due to increased contract labor and personnel costs to support new product initiatives such as IEN, 9-1-1 IM and 9-1-1 Plus.

Wireless Business Unit

Revenues increased $12.5 million to $51.5 million in 2004 due to increased recurring data management services revenues of $12.2 million attributable to increased deployments and $2.0 million in revenue from our bmd subsidiary, offset by a reduction in professional services revenues of $1.6 million.

Direct costs increased by $18.3 million to $39.9 million in 2004. Costs increased due to a $14.0 million goodwill impairment charge in our bmd subsidiary, a $588,000 software impairment charge, the hiring of additional operations staff to support cell site implementations, increased systems maintenance and $1.8 million of costs attributable to our bmd subsidiary.

Indirect expenses increased by $3.8 million to $16.0 million in 2004. The increase is due to the addition of product management, sales and finance personnel to support growth, and $1.1 million of expenses in our bmd subsidiary.

New Markets Business Unit

Revenue increased $1.2 million to $3.1 million, primarily due to the following:

•      IntelliCast revenues increased $1.1 million to $2.5 million due to previous deployments in Chicago, Phoenix, New Orleans and other municipalities which increased the number of records under management relative to the prior year, as well as revenue from a 2004 trial with the National Oceanic and Atmospheric Administration; and

•      CDB revenues increased $141,000 to $534,000 due to additional transaction services revenues relative to the prior year. In 2004, we received a full-year of transactional services revenue from certain key customers including AT&T and Vartec.

Direct costs increased by $1.6 million to $6.3 million in 2004. The increase is due to $1.9 million of software and other asset impairment charges in our CDB unit, offset slightly by reductions in operational personnel expenses as a result of lower than anticipated revenue in our CDB unit.

Indirect expenses decreased by $1.8 million to $2.7 million in 2004 due to reductions and reassignments of sales and support personnel due to lower than anticipated revenue in our CDB unit.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Wireline Business Unit

Revenue increased by $3.0 million to $83.8 million in 2003 primarily due to the following:

•      Recurring data management services revenue increased $300,000;

•      Maintenance for software enhancements increased $3.0 million related to additional maintenance on software enhancements;

•      Sales of new software enhancements and systems decreased $800,000 due to timing differences between year-end 2002 and 2003 related to delivery of software enhancements; and

•      Professional services revenues increased $500,000 primarily due to VoIP services and other projects for CLEC customers.

Direct costs increased $900,000. We were able to leverage direct costs through consolidation of administrative and management functions and an increase in productivity in key operating units.

Indirect business unit costs decreased $6.3 million to $24.8 million in 2003. This decrease is due to savings realized as a result of a reorganization of general and administrative support personnel which occurred in the fourth quarter of 2002. We also realized savings in salary and consulting expenses as a result of a reorganization in our sales and product management teams. In 2002, we also had higher bad debt expenses due to the accrual for potential bad debt write-offs for certain CLEC customers, most notably MCI (formerly known as WorldCom, Inc.) which did not occur at the same level in 2003.

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

Indirect business unit costs increased by $1.0 million to $12.2 million in 2003. The increase in expense is due to the addition of product management, sales and finance personnel to support growth. The decrease as a percentage of revenue, from 43% to 31%, is primarily due to economies of scale associated with the revenue increase.

New Markets Business Unit

Revenue increased $800,000 to $1.8 million, primarily due to increases in records under IntelliCast management and an increase in sales by the CDB Group.

Direct costs increased by $1.9 million to $4.6 million in 2003. The $1.9 million increase due to data acquisition costs, increases in operational personnel expenses and amortization of the software development expenditures related to the development of IntelliCast and CDB product offerings.

Indirect business unit costs increased by $1.8 million to $4.6 million in 2003. The increase in indirect business unit costs is due to the addition of sales and support personnel, as well as increased marketing and advertising costs for IntelliCast and CDB product offerings.

Corporate Overhead

Corporate overhead, consisting of expenses incurred by various corporate support units, decreased by $3.7 million. This decrease was primarily due to a $4.7 million asset impairment charge in 2002 that did not occur in 2003, offset by increases in general and administrative costs due to the increased payroll, benefit, insurance and legal costs as outlined earlier.

Liquidity and Capital Resources

Cash Requirements

The following information summarizes, as of the last fiscal year end and balance sheet date, our known significant contractual obligations (in thousands):

	December 31,
	2005	2006	2007	2008	Thereafter	Total
Operating leases	$3,964	$3,747	$3,623	$3,185	$13,777	$28,296
Debt interest	229	115	—	—	—	344
Capital leases, net	1,658	1,104	288	—	—	3,050
Line of credit	—	2,000	—	—	—	2,000
Mandatorily redeemable preferred stock payable, gross	4,431	—	—	—	—	4,431
Total commitments	$10,282	$6,966	$3,911	$3,185	$13,777	$38,121

In addition to our contractual obligations, we estimate that we will require cash to:

•      Continue to fund ongoing operations, including the addition of sales and product development personnel;

•      Complete existing product strategies, including our IntelliCast, IEN and other major wireline and wireless product initiatives;

•      Complete market penetration strategies;

•      Invest in new product development;

•      Complete leasehold improvements to our existing facilities;

•      Invest in additional hardware and software to maintain and enhance our existing networks and software applications;

•      Increase research and development efforts to design and implement IEN platforms to support future technological requirements (our IEN initiative is focused on designing and delivering the next generation of emergency communications services and is a key element of our strategy to enhance our existing 9-1-1 services business);

•      Begin paying federal and state income taxes once available tax assets and credits are fully utilized;

•      Pay interest on our existing debt obligations and any other future debt obligations that we may incur; and

•      Continue to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.

In 2005, we estimate that we will spend approximately $7 million related to capitalized software projects and $8 million for capital expenditures to support the above initiatives. We will also require $4.4 million in June 2005 to complete the redemption of preferred stock held by NV Partners II LP, or NVP II, which will also represent the final earn-out payment related to our 2001 acquisition of LPSS. We expect to fund our capital obligations, ongoing operational activities and income taxes with cash provided by operations and existing cash, cash equivalent and investment balances of $40.3 million at December 31, 2004.

We cannot predict with certainty the cash requirements for our proposed strategies and ongoing operational requirements, as technological requirements for new product strategies, contemplated market conditions, competitive pressure and customer requirements change rapidly. If we are unable to generate the cash from operations at a level we currently estimate, our efforts to complete existing products, enhance our platforms and enter new markets could be adversely impacted.

We estimate that we will enter into additional capital leases in 2005 to finance major hardware and software purchases at a level commensurate with past years. We may also require cash to complete additional acquisitions. At present, we have no binding commitments with any third parties to obtain any material amount of equity or debt financing other than the equity and debt financing arrangements described in this report. However, if business opportunities arise in the future, we may enter into discussions regarding potential equity and debt financing arrangements to satisfy actual or anticipated capital needs.

Sources and Uses of Cash

Cash provided by (used in) our operating, investing and financing activities is summarized as follows (in thousands):

	2004	2003	2002
Operating activities	$32,752	$36,831	$18,014
Investing activities	$(26,222)	$(29,369)	$(25,343)
Financing activities	$(13,178)	$(3,076)	$4,508

Operating Activities

Our ability to generate cash from operations is primarily a function of our ability to continue to generate net income, improve our collection efforts on outstanding accounts receivable and execute sound cash management related to accounts payable.  Our ability to generate operating income is primarily a function of increased revenue without a corresponding increase in our cash expenses. From 2003 to 2004, our revenue increased from $124.7 million to $136.5 million, a 10% increase. For the same period, our total operating expenses increased 25%, from $107.6 million in 2003 to $134.6 million in 2004. However, our total operating expenses in 2004 include $16.9 million in non-cash asset impairment charges. From 2002 to 2003, our revenue increased from $107.7 million to $124.7 million, a 16% increase. For the same period, our total operating expenses increased 6%, from $101.5 million in 2002 to $107.6 million in 2003.

Our days sales outstanding, or DSO, defined as ending gross accounts receivable and unbilled revenue divided by the trailing 90 days average daily sales, increased slightly from 48 days at December 31, 2003 to 49 days at December 31, 2004. Our ability to maintain our DSO is a result of our concerted efforts to work with our customers at the time of billing remittance to improve payment processing and approvals and understanding of the billing content and services provided. Further, we realized a benefit of $3.2 million in 2004 from the collection of up-front fees related to customer payments in advance for service fees that are required to be deferred under SAB 104.

We cannot predict with certainty whether we will be able to continue to maintain or improve our DSO. If our customers delay payment to us in the future, our DSO, operating cash flow and cash balances could be adversely impacted.

Investing Activities

Our use of cash for investing activities in 2004 included $12.9 million of investments in capital assets and software development projects, $4.4 million to complete the bmd acquisition in February 2004 and $8.9 million of purchases, net of sales, of low-risk investment instruments such as commercial paper, municipal bonds and certificates of deposit. Our software development investments in 2004 totaled $10.1 million, compared to $5.1 million in 2003 and $8.9 million in 2002. The significant software development efforts in 2004 included our 9-1-1 IM product, which is a web-based front-end application for our ILEC license customers and our VoIP and IEN product offerings. The decline in capitalized software investment activities from $8.9 million in 2002 to $5.1 million in 2003 was attributable to completion of several of the initiatives undertaken in 2002, most notably our CDB and IntelliCast product offerings in

New Markets and our MPC and PDE products in Wireless. Also, in 2003 development resources were re-allocated to support efforts related to customer support initiatives that were not capitalized. In 2003, we also purchased $20.7 million in low-risk investment instruments such as commercial paper, municipal bonds and certificates of deposit. The following table summarizes our cash investments in capitalized software development projects by segment in the respective years (amounts are in thousands):

Cash Investments in Capitalized Software

	Year Ended December 31,
Business Unit	2004	2003	2002	Total

Wireline	$6,883	$2,677	$3,911	$13,471
Wireless	1,977	747	2,369	5,093
New Markets	673	1,027	2,361	4,061
Corporate	615	645	233	1,493
Total	$10,148	$5,096	$8,874	$24,118

Capital asset purchases of $2.8 million in 2004 related primarily to additional hardware and software investments to enhance our infrastructure and software applications. We also acquired additional equipment and software of $3.0 million through capital leases. While these purchases did not require cash outlays, they did increase our cash obligations in future periods for both principal and interest payments over the terms of the leases. These expected outlays are depicted in the table above that summarizes estimated cash requirements by year.

The $25.3 million utilized in 2002 for investing activities included a material investment in leasehold improvements and capital assets for our new corporate facility that totaled approximately $11.0 million. In 2002, we also acquired approximately $5.0 million in capital assets for enhancements to our software applications and network infrastructure, along with an additional $3.7 million in new capital leases.

Financing Activities

In 2004, we paid $4.6 million for the second of three payments to NVP II associated with our contingent purchase obligation. We also repaid $3.2 million on capital lease obligations and paid principal payments of $10.2 million on notes payable to GE Capital, which included the pre-payment of $5.9 million of remaining principal payments in December 2004 for two previous term loans.

An additional source of funds in 2004 was $3.8 million related to stock option exercises and $894,000 in proceeds from stock sold through our 1998 Employee Stock Purchase Plan. Given the volatility of our stock price relative to the weighted average exercise price of the stock options we have issued in the past, we cannot predict the level to which additional options will be exercised in future periods or whether they will be exercised at all. As such, the source of cash from future exercises should not be relied upon.

As of December 31, 2004, we have a revolving line of credit that is available to meet operating needs. Borrowing availability may not exceed the lower of: (i) $20.0 million; or (ii) two times adjusted EBITDA (or $49.3 million at December 31, 2004) as defined in the line of credit agreement, which was amended in November 2003. The interest rate on amounts borrowed under the line of credit is equal to the lower of the prime rate plus 1.5%, which was 6.75% as of December 31, 2004, or LIBOR plus 3.75% per annum, which was 5.76% as of December 31, 2004. The line of credit matures on December 31, 2006, requires a $2.0 million minimum balance to be maintained and is collateralized by accounts receivable and certain other assets. As of December 31, 2004, $2.0 million was outstanding and $17.2 million was available for additional borrowings. An additional $850,000 is being utilized to satisfy letter of credit obligations related to the occupancy of our primary facilities in Longmont, Colorado and Lisle, Illinois.

We also have access to a maximum of $10.0 million through capital lease lines with two entities. The interest rate is equal to the entities’ cost of funds plus an additional interest rate profit at the time of each lease. Each lease schedule is collateralized by the underlying assets and is subject to review and approval by the lessor at the time of our application. Each lease has either a 24-month or a 36-month termination date. As of December 31, 2004, we have utilized approximately $2.8 million of the $10.0 million available under the capital lease lines.

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

Covenant Compliance

We were in compliance with all debt covenants as of December 31, 2004.

Assessment of Future Liquidity

Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to adequately fund our operations through at least the next twelve months. In making this assessment, we have considered:

•      Our consolidated cash, cash equivalents and short-term investments of $39.4 million as of December 31, 2004;

•      The availability of funding under our revolving credit facility;

•      The anticipated level of capital expenditures during 2005;

•      The $4.4 million redemption of Preferred Stock, presently held by NV Partners II LP, to be made in June 2005;

•      Presently scheduled debt service requirements during 2005; and

•      Our expectation of realizing positive cash flow from operations through 2005.

The availability of borrowings under our credit facility and lease line of credit is subject to covenants and limitations that require us to maintain compliance with specified operating and financial parameters as described earlier. While we were in compliance with all covenant ratios at December 31, 2004, there can be no assurance that we will continue to be in compliance with these ratios over time, especially if our debt borrowings increase or our operating results are not sufficient to cover our fixed financing payments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk to the extent that United States interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. The interest payable on our line of credit is determined based on the lower of prime rate plus 1.5% or LIBOR plus 3.75% per annum, and, therefore, is affected by changes in market interest rates. Interest rates on our capital lease lines are dependent on interest rates in effect at the time the lease line is drawn upon. Total liabilities outstanding at December 31, 2004 under the line of credit and capital lease lines were approximately $4.8 million. Based on amounts borrowed as of December 31, 2004, we would have a resulting decline in future annual earnings and cash flows of approximately $48,000 for every 1% increase in prime lending rates. We have no plans to use derivative instruments or engage in hedging activities.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTRADO INC.

                                                 Report of Independent Registered Public Accounting Firm

To Board of Directors and

Stockholders of Intrado Inc.:

We have completed an integrated audit of Intrado Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Intrado Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Denver, Colorado

March 16, 2005

INTRADO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Wireline	$81,937	$83,836	$80,833
Wireless	51,508	38,976	25,835
New Markets	3,079	1,842	1,046
Total revenues	136,524	124,654	107,714
Costs and expenses:
Direct costs—Wireline	43,574	39,890	38,954
Direct costs—Wireless	25,842	21,574	14,761
Direct costs—New Markets	6,269	4,641	2,748
Goodwill impairment	14,233	—	—
Sales and marketing	20,084	16,933	16,902
General and administrative	21,727	22,268	25,390
Research and development	2,909	2,322	2,769
Total costs and expenses	134,638	107,628	101,524
Income from operations	1,886	17,026	6,190
Other income (expense):
Interest and other income	438	290	158
Interest expense and other	(1,247)	(1,408)	(1,292)
Income before income taxes	1,077	15,908	5,056
Income tax expense (benefit)	5,079	5,194	(6,006)
Net income (loss)	$(4,002)	$10,714	$11,062

Net income (loss) per share:
Basic	$(0.23)	$0.68	$0.72
Diluted	$(0.23)	$0.63	$0.67
Shares used in computing net income (loss) per share:
Basic	17,166,594	15,764,081	15,263,676
Diluted	17,166,594	16,924,130	16,550,623

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$10,657	$17,281
Short-term investments	28,705	20,700
Accounts receivable, net of allowance for doubtful accounts of $190 and $357	17,556	15,678
Unbilled revenue	1,675	1,560
Prepaids and other	3,032	1,695
Deferred contract costs	5,775	4,195
Deferred income taxes	7,507	11,105
Total current assets	74,907	72,214
Property and equipment, net of accumulated depreciation of $46,591 and $38,808	22,703	26,220
Goodwill, net of accumulated amortization of $1,394	30,278	24,517
Other intangibles, net of accumulated amortization of $7,836 and $6,172	4,260	5,586
Long-term investments	898	—
Deferred contract costs	1,541	2,865
Software development costs, net of accumulated amortization of $8,875 and $6,189	16,551	12,910
Other assets	410	955
Total assets	$151,548	$145,267
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,777	$10,906
Current portion of capital lease obligations	1,504	2,935
Current portion of notes payable	—	4,250
Mandatorily redeemable preferred stock payable	4,431	4,435
Deferred contract revenue	19,742	15,733
Total current liabilities	35,454	38,259
Capital lease obligations, net of current portion	1,312	1,488
Line of credit	2,000	2,000
Deferred rent, net of current portion	1,643	1,566
Notes payable, net of current portion	—	5,917
Mandatorily redeemable preferred stock payable	—	4,159
Deferred contract revenue	5,620	6,355
Deferred tax liability—long term	1,174	1,081
Total liabilities	47,203	60,825
Commitments and Contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; 4,552 and 9,104 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 17,473,860 and 16,164,007 shares issued and outstanding	17	16
Accumulated other comprehensive income	656	—
Additional paid-in capital	112,192	88,944
Accumulated deficit	(8,520)	(4,518)
Total stockholders’ equity	104,345	84,442
Total liabilities and stockholders’ equity	$151,548	$145,267

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Data)

	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balances, at December 31, 2001	15,054,102	$15	$75,309	$—	$(26,294)	$49,030
Issuance of common stock under compensation arrangements	343,448	—	2,693	—	—	2,693
Issuance of common stock upon exercise of warrants	44,590	—	8	—	—	8
Tax benefit of stock option exercises	—	—	2,926	—	—	2,926
Net income	—	—	—	—	11,062	11,062
Balances, at December 31, 2002	15,442,140	$15	$80,936	—	$(15,232)	$65,719
Issuance of common stock under compensation arrangements	713,003	1	6,025	—	—	6,026
Issuance of common stock upon exercise of warrants	8,864	—	70	—	—	70
Tax benefit of stock option exercises	—	—	1,913	—	—	1,913
Net income	—	—	—	—	10,714	10,714
Balances, at December 31, 2003	16,164,007	$16	$88,944	$—	$(4,518)	$84,442
Issuance of common stock under compensation arrangements	566,851	—	5,073	—	—	5,073
Issuance of common stock upon exercise of warrants	8,000	—	63	—	—	63
Issuance of common stock for acquisition	735,002	1	16,697	—	—	16,698
Tax benefit of stock option exercises	—	—	1,415	—	—	1,415
Comprehensive income:
Net loss	—	—	—	—	(4,002)	(4,002)
Foreign currency translation adjustment	—	—	—	692	—	692
Unrealized gain (loss) from available-for-sale securities	—	—	—	(36)	—	(36)
Total comprehensive income						(3,346)
Balances, at December 31, 2004	17,473,860	$17	$112,192	$656	$(8,520)	$104,345

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(4,002)	$10,714	$11,062
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	15,540	15,450	10,252
Stock-based compensation	395	183	219
Accretion of interest on mandatorily redeemable preferred stock payable	389	483	—
Non-cash interest	—	—	201
Provision for doubtful accounts	31	(233)	433
Asset impairment	16,868	—	4,697
Loss on disposal of assets	96	26	208
Tax benefit of stock option exercises	1,415	1,913	2,926
Change in—
Accounts receivable and unbilled revenue	(1,644)	4,059	(6,859)
Prepaids and other	(704)	170	4,847
Deferred contract costs	(189)	(1,153)	(251)
Deferred income taxes, net	3,560	2,983	(8,931)
Accounts payable and accrued liabilities	(2,164)	2,774	(6,547)
Deferred revenue	3,161	(538)	5,757
Net cash provided by operating activities	32,752	36,831	18,014
Cash flows from investing activities:
Acquisition of property and equipment	(2,767)	(3,573)	(15,969)
Purchases of investments	(48,126)	(20,700)	—
Proceeds from sales of investments	39,193	—	—
Acquisition, net of cash acquired	(4,374)	—	—
Investment in TechnoCom	—	—	(500)
Capitalized software development costs	(10,148)	(5,096)	(8,874)
Net cash used in investing activities	(26,222)	(29,369)	(25,343)
Cash flows from financing activities:
Principal payments on capital lease obligations	(3,200)	(3,322)	(4,726)
Proceeds from line of credit	—	—	6,000
Proceeds from notes payable	—	3,900	3,000
Repayment on payables to Lucent and notes payable	(10,167)	(5,016)	(2,248)
Payments on mandatorily redeemable preferred stock payable	(4,552)	(4,551)	—
Proceeds from exercise of stock options	3,784	5,043	1,503
Issuance of stock upon exercise of warrants	63	70	8
Proceeds from issuance of common stock through employee stock purchase plan	894	800	971
Net cash provided by (used in) financing activities	(13,178)	(3,076)	4,508
Effect of exchange rate changes on cash	24	—	—
Net increase (decrease) in cash and cash equivalents	(6,624)	4,386	(2,821)
Cash and cash equivalents, beginning of period	17,281	12,895	15,716
Cash and cash equivalents, end of period	$10,657	$17,281	$12,895
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$626	$347	$513
Supplemental schedule of noncash financing and investing activities:
Property and equipment under capital leases and accounts payable	$3,027	$1,924	$3,665

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

(1)                                 ORGANIZATION AND BUSINESS

Intrado Inc., a Delaware corporation (the “Company”), provides emergency-telephony solutions that manage and deliver mission-critical information for telecommunications providers including incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless carriers, state and local governments in the United States and public safety organizations. The Company manages the data that enables 9-1-1 calls to be routed to the appropriate public safety agency with accurate and timely information about the caller’s identification, callback number and location. In addition, the Company licenses its software to carriers that wish to manage the delivery of 9-1-1 data management services in-house.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, bmd Wireless, AG and Intrado International Ltd. All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

All highly liquid investments with original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value due to the short maturities of the underlying instruments. Cash equivalents are short-term, highly liquid investments that are both:

a)              Readily convertible to known amounts of cash

b)             So near their maturity that they present insignificant risk of changes in value because of changes in interest rate.

Investments

Investments are classified as either short-term or long-term depending on the underlying investment’s original maturity or “reset” date. Investments are classified as short-term if their maturity or “reset” date is less than twelve months, long-term for those with a maturity or “reset date” longer than twelve months. Auction rate securities are considered “available-for-sale” securities using the criteria in SFAS 115 and are classified as either short-term or long-term investments based upon the underlying “reset” date, if applicable, associated with each individual security. Auction rate securities are classified as short-term or long-term investments. Auction rate securities (ARS) are variable rate investments tied to short-term interest rates generally with maturities on the face of the securities that vary from 7, 28 or 35 days. The Company also holds certain ARS with reset dates extending beyond 90 days and in some cases greater than one year. Interest paid during a given period is based upon the interest rate determined during the prior auction period. Although these securities are issued and rated as long-term investments, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash equivalents if the period between the resets was 90 days or less, which was based on the Company’s ability to either liquidate or roll over the investment to the next reset period without risk of degradation of par value. The Company only invests in securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments to cash to fund current operations, or satisfy other cash requirements as needed. Based upon the Company’s re-evaluation of the maturity dates associated with the underlying investments, the Company reclassified its ARS, previously classified as cash equivalents, as short-term investments for each of the periods presented in the accompanying balance sheet. The amounts reclassified from cash equivalents to short-term investments at December 31, 2004 and 2003 were $20.5 million and $20.7 million, respectively. We have also made corresponding adjustments to our consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.  These reclassifications had no impact on the results of operations of the Company.

Investments are recorded at fair market value. Unrealized gains or losses pertaining to auction rate securities are reported as part of Other Comprehensive Income (Loss). Purchases and sales of available-for-sale investments are shown gross in the Statement of Cash Flows - Investing section. The following table summarizes the aggregate fair values of all available-for-sale securities by major security types and the contractual maturities of these securities as of December 31, 2004 and December 31, 2003, respectively (amounts in thousands, except for maturity ranges):

	Fair Value as of December 31, 2004	Fair Value as of December 31, 2003	Range of Contractual Maturities
US government debt	$2,704	$—	15 to 75 days
Corporate debt	3,768	—	3 to 13 months
Auction rate securities	31,042	31,777	5 days to 3 years
Total	$37,514	$31,777

Valuation and Qualifying Accounts

Valuation and qualifying accounts for each of the years in the three year-period ended December 31, 2004 is detailed below (in thousands):

Fiscal Year	Description	Balances at Beginning of Period	Charged to Bad Debt Expense	Write-Offs Charged to Allowance	Balances at End of Period
2004	Allowance for doubtful accounts	$357	$28	$(195)	$190
2003	Allowance for doubtful accounts	$589	$(139)	$(93)	$357
2002	Allowance for doubtful accounts	$156	$572	$(139)	$589

Property and Equipment

Property and equipment are carried at historical cost. Depreciation of property and equipment is computed using the straight-line method over estimated useful lives of three to five years for computer hardware and equipment, seven years for furniture and fixtures and the lesser of the asset life or lease term for leasehold improvements. The costs of repairs and maintenance are expensed while expenditures that extend the useful physical or economic life of property and equipment are capitalized. Gains and losses on disposition of property and equipment are recognized in operations in the year of disposition.

Goodwill and Other Intangibles

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), on January 1, 2002. SFAS 142 states that goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to, at a minimum, an annual assessment for impairment and will be written down to its fair value only if the carrying amount is greater than the fair value. In addition, intangible assets will be recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Prior to 2002, the Company was amortizing goodwill over 7 years. The Company has assigned goodwill to the lowest reporting unit identifiable, which are ILEC, Palladium and bmd wireless.

The Company hired an independent firm, Quist Valuation Inc., to complete its annual impairment test, as required under SFAS 142, for the years ended December 31, 2004 and 2003. The income approach was used to determine the fair value of each reporting unit that had been assigned goodwill. That approach involves discounting each reporting unit’s projected free cash flow at its weighted average cost of capital to ascertain whether the fair value is higher than the book value, including goodwill. Using this method, the Company determined that the fair value of the Wireline reporting unit exceeded its book value and therefore no impairment existed. Therefore, in accordance with the adoption of SFAS 142, no further testing was necessary for this reporting unit.

The Company determined that, based on the analysis, the carrying value of the goodwill for the bmd reporting unit was impaired. As a result, the Company recorded an impairment charge of $14.0 million, lowering the carrying value of goodwill to $6.0 million. Included in the impairment charge was $593,907 of additional consideration related to the value of the earn-out shares recorded at December 31, 2004 (see Note 3). The Company’s decision to impair the goodwill was primarily based on significantly lower performance of the bmd reporting unit since the time of acquisition and a downward revision of the five-year earnings forecast for bmd. The Company determined that the downward revision was necessary due to competitive pressure in Europe and a longer sales cycle than expected at the time of the acquisition. As a result, the Company expects a significantly slower path for bmd’s technology to penetrate the European and North American markets.

The Company has recorded $4.3 million (net of accumulated amortization of $7.8 million) on its balance sheet relating to other acquired intangible assets as of December 31, 2004. The acquired intangible assets include intellectual property and contracts acquired as part of the LPSS and bmd acquisitions. In accordance with SFAS 142, the Company reevaluated the carrying value and the useful lives of these assets at December 31, 2004 and determined that no adjustments were necessary. Accordingly, the Company continues to amortize the amounts originally assigned to intellectual property and contracts. For the year ended December 31, 2004, the Company recorded approximately $1.7 million of amortization expense related to these separately identifiable intangible assets.

The following table details the intangibles as of December 31, 2004 by class (dollars in thousands):

	Gross Balance as of December 31, 2004	Accumulated Amortization as of December 31, 2004	Amortization expense Year ended December 31, 2004	Amortization Life
Goodwill and workforce	$31,672	$1,394	$—	N/A
Customer contracts	3,916	3,596	522	3 years
Intellectual property	8,180	4,240	1,142	7 years
Total	$43,768	$9,230	$1,664

For the separately identifiable intangible assets above pertaining to contracts and intellectual property, the Company estimates that it will record the following amortization amounts over the next four years upon which time all current intangible assets will be fully amortized years:

2005	$1.3 million
2006	$1.3 million
2007	$1.2 million
2008	$0.4 million

The changes in the carrying amount of goodwill for the year ended December 31, 2004 are as follows (dollars in thousands):

	ILEC Reporting Unit	Palladium Reporting Unit	Bmd wireless, AG Reporting Unit	Total

Balance as of January 1, 2004	$24,295	$222	$—	$24,517
Goodwill acquired during the year	—	—	19,994	19,994
Impairments	—	(222)	(14,011)	(14,233)
Total	$24,295	$0	$5,983	$30,278

Software

The Company capitalizes certain internal and external software acquisition and development costs that benefit future years in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1), if for internal use, or SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”), if the software is to be sold.

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

Internal- and external- use capitalized software costs are amortized on a product-by-product basis over their expected useful life, which is generally three to five years. The annual amortization related to software to be sold is the greater of the amount computed using (a) the ratio that current gross revenue for a product compares to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, which is typically three years. Amortization expense related to capitalized software costs totaled approximately $5.3 million, $3.9 million and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In the second quarter of 2004 the Company determined that, due to the continued limited visibility regarding the timing of forecasted revenue opportunities, it was necessary to impair $1.7 million of software assets related to the Company’s commercial database product offerings. The Company also recorded an impairment charge of $588,000 related to capitalized software for an MPC product offering.  When the Company evaluated the net realizable value of each of these products, forward-looking business cases were prepared that assessed the future expected benefits to be derived from the assets against the direct costs associated with the delivery and ongoing support of the products to arrive at a contribution margin, defined as expected benefits less direct costs. The contribution margins were then compared to the carrying value of the assets. The expected contribution margins were significantly less than the asset carrying values, resulting in the impairment charges.

Revenue and Cost Recognition

Revenue is accounted for as either software revenue and related post-contract support, product revenue, or services revenue in accordance with the guidelines provided by SOP 97-2, “Software Revenue Recognition,” SAB 104, which superseded SAB 101, and FTB 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”  Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•     Persuasive evidence of an arrangement exists;

•     Price is fixed or determinable;

•     Delivery has occurred or services have been rendered; and

•                  Collectibility is reasonably assured.

We deliver products and services that are part of multiple element arrangements. In addition to the above criteria from SAB 104 and SOP 97-2, we also apply the guidance in Emerging Issues Task Force 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which requires us to evaluate vendor specific objective evidence (“VSOE”) for contracts under SOP 97-2 and vendor objective evidence (“VOE”) for contracts under SAB 104 to determine the fair value of elements delivered in situations where multiple elements exist.

The majority of our revenue is derived from long-term service agreements with our customers and is recognized ratably over the term of the contract as services are performed. Revenues from monthly data management services include up-front and monthly service fees. Our up-front services consist primarily of the data cleansing of the customer’s 9-1-1 records, engineering services to enable the customer’s legacy system to interface with our platform, thereby establishing network connectivity, public safety boundary mapping, customer training and testing. The charges for these services are nonrefundable if the contract is cancelled after the services are performed. After the initial up-front services, data management customers often buy enhancements to these services, such as additional software engineering to improve system functionality or network services to make their network more effective (“Enhancement Services”). The fees received for up-front services and certain Enhancement Services are deferred and recognized as revenue ratably over the term of the contract or the expected life of the customer relationship, whichever is longer, as these fees do not represent the culmination of a separate earnings process.  We also receive a monthly service fee to provide the ongoing data management services required to keep the records current for all subscribers, to maintain and monitor network components and to support and maintain the software and systems required to provide the services. The fees received for these monthly services are recognized as revenue in the period in which all of the above criteria have been met, which is generally the month services are provided. For services we perform under our outsourced or licensed model, customers do not have a contractual right to take possession of our software; therefore, we account for these arrangements as service contracts.

Maintenance contracts are sold to customers that license software enhancements and purchase systems. The fees received for ongoing maintenance obligations are deferred and recognized as revenue over the contractual term of the arrangement.

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

In certain situations involving the delivery of products with significant customization or modification services, we also recognize revenue on a percentage-of-completion basis, as prescribed by SOP 81-1, “Accounting for

Performance of Construction-Type and Certain Production-Type Contracts.” In these situations, we develop and utilize estimates to ratably recognize costs and revenue as work is completed relative to the total estimated time and costs to complete projects. Delays in completing projects or significant changes to original cost estimates could adversely impact future periods in that additional costs or amortization periods for both revenue and expenses may be necessary. When reasonable estimates cannot be determined at the onset of an agreement due to unique acceptance criteria or other factors, revenue is recognized on a completed contract basis.

As of December 31, 2004, the Company had total deferred contract revenue of approximately $25.4 million and deferred contract costs of approximately $7.3 million. Deferred contract revenue represents fees for certain software enhancements and up-front fees that have been billed but are yet to be delivered or that have been delivered but are required to be deferred under SAB 104. Of the total deferred contract revenue at December 31, 2004, $24.0  million has already been received and $1.4 million is included in accounts receivable. The Company estimates that total deferred contract revenue, net of deferred contract costs, will be recognized as follows (in thousands):

2005	$13,966
2006	1,310
2007	958
2008	781
2009	613
2010	237
2011 through 2013 total	180

Total	$18,045

Direct Costs

Direct costs include costs related to managing the data, which enables 9-1-1 calls to be routed to the appropriate public safety agency with accurate and timely information about the caller’s identification, callback number and location. These direct costs include allocations of facility costs, corporate technical operations support costs and corporate software engineering and maintenance costs, as well as depreciation expense related to equipment used to manage the data.

Research and Development

Research and development efforts consist of salaries, supplies and other related costs incurred while the Company is developing computer software prior to reaching technological feasibility or available for its intended use. These costs are expensed as incurred.

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The current provision for income taxes represents actual or estimated amounts payable or refundable on tax returns filed each year. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in enacted tax laws is recognized as an adjustment to the tax provision or benefit in the period of enactment. The carrying value of deferred tax assets may be reduced by a valuation allowance if, based upon the judgmental assessment of available evidence, it is deemed more likely than not that some or all of the deferred tax assets will not be realizable.

Advertising Costs

Advertising costs are expensed as incurred.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and cash equivalents, accounts receivable and auction rate securities such as investments in high-grade treasury bonds and commercial paper. The Company maintains its cash balances in the form of bank demand deposits, money market accounts, treasury bonds and commercial paper with original maturities of less than ninety days. The Company’s deposits and investments are with financial institutions that management believes are creditworthy and the investments are high-grade. The Company’s accounts receivable are from customers that are generally telecommunications service providers; accordingly, the Company’s accounts receivable are concentrated in the telecommunications industry. The Company’s major customers (see Note 14) accounted for 48% and 41% of the Company’s accounts receivable as of December 31, 2004 and 2003, respectively. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, corporate debt securities, accounts receivable and debt obligations. The carrying amounts for cash and cash equivalents and accounts receivable approximate fair market value because of the short maturity of these instruments. The fair value of debt obligations are estimated based on current rates available for debt with similar maturities and securities, and at December 31, 2004 and 2003, approximates the carrying value.

Stock-Based Compensation Plans

At December 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Stock-based employee compensation cost of $395,000 for certain stock option issuances is included in net loss. All other options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, accordingly, no stock-based employee compensation cost is included in net loss for these stock option issuances in 2004. The Company accounts for stock-based compensation awards to non-employees under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and recognizes compensation expense ratably over the vesting period of such awards. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands except per share amounts):

	2004	2003	2002
Net income (loss), as reported	$(4,002)	$10,714	$11,062
Add: Total stock-based employee compensation	395	183	219
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(3,589)	(3,657)	(4,853)
Pro forma net income (loss)	$(7,196)	$7,240	$6,428
Earnings (loss) per share:
Basic—as reported	$(0.23)	$0.68	$0.72
Basic—pro forma	$(0.42)	$0.46	$0.42

Diluted—as reported	$(0.23)	$0.63	$0.67
Diluted—pro forma	$(0.42)	$0.43	$0.39

SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB 25, provided that pro forma disclosures of net income or loss assuming the fair value based method of SFAS 123 had been applied are provided in accordance with SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation.”  The Company has elected and continues to account for its stock-based compensation plans under APB 25 for stock-based awards issued to employees and directors; for awards issued to non-employees and consultants, the Company applies the provisions of SFAS 123. Accordingly, for purposes of the pro forma disclosures presented above, the Company has computed the fair values of all options granted under the plans during 2004, 2003 and 2002, using the Black-Scholes option pricing model and the following weighted average assumptions:

	2004	2003	2002

Risk-free interest rate	3.65%	3.30%	6.00%
Estimated life	4.2 years	4.2 years	4.2 years
Volatility	60.39%	73.50%	81.99%

Certain assumptions were used in determining the stock-based compensation expense under the fair-value-based method. To estimate lives of options for this valuation, it was assumed options would be exercised upon becoming fully vested and all options will eventually become fully vested. Cumulative compensation costs recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. The expected volatility refers to the volatility of the Company’s common stock over the expected life of a given option. In 2004, 2003 and 2002, the Company used the actual volatility of its common stock over a one-year period. The assumed risk-free interest rates were determined using government securities with original maturities similar to the respective expected option lives at date of grant.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment, excluding goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets.

Foreign Currency Translation

Assets and liabilities of foreign operations, where the local currency is the functional currency, are translated using period-end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive income as a component of stockholder’s equity.

Other Comprehensive Income

Comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources, including unrealized holding gains and losses from available-for-sale securities and cumulative translation adjustments.

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

	Year Ended December 31,
	2004	2003	2002
Numerator:
Net income (loss)	$(4,002)	$10,714	$11,062
Denominator:
Basic income (loss) per share—weighted average shares outstanding	17,167	15,764	15,264
Dilutive effect of common stock equivalents	—	1,160	1,287
Diluted income (loss) per share—adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	17,167	16,924	16,551
Basic net income (loss) per share	$(0.23)	$0.68	$0.72
Diluted net income (loss) per share	$(0.23)	$0.63	$0.67

Options not included in diluted shares because of the exercise prices	731	425	250
Options, restricted stock, and potential shares not included in diluted shares because anti-dilutive due to net loss	893	—	—

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 and provided in Note 2 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

(3)                                 ACQUISITIONS

LPSS Acquisition – May 2001

On May 11, 2001, the Company acquired certain assets and assumed certain liabilities associated with the call handling and database divisions of Lucent Public Safety Systems (“LPSS”), an internal venture of Lucent Technologies Inc. (“Lucent”). The Company accounted for this transaction using the purchase method of accounting.

As part of the acquisition, the Company:

•                  Issued 2,250,000 shares of its common stock to Lucent;

•                  Paid approximately $4.8 million to Lucent for inventory; and

•                  Issued 13,656 shares of mandatorily redeemable, non-voting, Series A preferred stock (“Preferred Stock”), with an original recorded value of $12.8 million as of May 31, 2003 and a face value of $13.7 million, based on the Company’s total combined revenue of $211.8 million over the 24-month period that began on June 1, 2001 and ended on May 31, 2003 (“Total Revenue”).

Inventory.  The obligation to purchase inventory from Lucent was paid in four equal installments that began in August 2002 and ended in May 2003. The inventory was written off during the second quarter of 2002 after management determined that there was a significant level of uncertainty regarding the Company’s ability to use these assets internally or to sell the assets to its customer base, resulting in an impairment of the asset value. However, the obligation to pay Lucent remained and was fully paid by the second quarter of 2003.

Common Stock.  In January 2002, Lucent created a new partnership named NV Partners II LP (“NVP II”) and transferred its shares of Intrado common stock and its right to receive Intrado Preferred Stock to NVP II. As of December 31, 2004, 1,109,329 shares of the 2,250,000 shares of common stock issued in connection with the May 2001 acquisition of LPSS continued to be held by NVP II.

Preferred Stock.  Based on the Company’s Total Revenue of $211.8 million during the 24-month contingency period that commenced on June 1, 2001 and ended on May 30, 2003, the Company was required, under the terms of the purchase agreement between Lucent and Intrado, to issue Preferred Stock to NVP II at a rate of $417,000 for each million dollars of total revenue in excess of $179 million (the “contingent consideration”). In July 2003, the Company issued approximately $12.8 million of Preferred Stock to NVP II. The Preferred Stock was recorded at a fair value of $12.8 million (defined as the present value of future redemption payments using a 6.07% interest rate) and was structured to accrete to its face value of $13.7 million over the redemption period. The purchase agreement required the Company to redeem the Preferred Stock in three increments:

•                  The first 33.3% was redeemed in August 2003 for $4.6 million;

•                  An additional 33.3% was redeemed in June 2004 for $4.6 million; and

•                  The remaining 33.4% is scheduled for redemption on June 1, 2005.

Early redemption is available at the Company’s option. In addition, the Company must redeem shares of Preferred Stock with 25% of the gross proceeds of any underwritten public offering after June 1, 2003. No dividends have been or will be paid on the Preferred Stock.

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

The Company has recorded on its balance sheet $30.3 million of net goodwill as of December 31, 2004. Of the $30.3 million in goodwill, $24.3 million relates to the excess of the purchase price over the estimated fair value of net identifiable assets acquired in the May 2001 LPSS acquisition and includes the additional $12.8 million of goodwill recorded during the second quarter of 2003 in conjunction with the Company’s issuance of mandatorily redeemable preferred stock as contingent consideration owed to Lucent for the LPSS acquisition. As part of the adoption of

SFAS 142, the Company combined the previously separate workforce intangible of $1.3 million with goodwill. All of the $24.3 million is associated with the ILEC reporting unit.

bmd Wireless AG Acquisition – February 2004

On February 3, 2004, the Company entered into a share purchase agreement to acquire bmd wireless AG (“bmd”), a Swiss corporation headquartered in Zug, Switzerland. bmd provides core network messaging solutions, enabling cross network mobile and application messaging traffic for a wide range of mobile operators and service providers. Upon closing the acquisition on February 20, 2004, bmd became a wholly owned subsidiary of Intrado.  The results of operations for the bmd subsidiary were a net loss of $14.8 million, which included goodwill impairment charges of $14.0 million.

Under the terms of the agreement, the Company acquired all of the outstanding common stock of bmd in exchange for:

•                  approximately $4.4 million of cash;

•                  700,002 shares of common stock; and

•                  an obligation to issue up to 200,000 additional shares of common stock (the “Earn-out Shares”).

Under the earn-out provision, the Company will issue 0.02 Earn-out Shares for each $1.00 of qualifying revenue from January 1 through December 31, 2004, as defined in the share purchase agreement, up to a maximum of 200,000 Earn-out Shares. The Earn-out Shares will be issued within five days of the Company’s filing of its 2004 Annual Report on Form 10-K, but in no event later than April 10, 2005. Based upon the qualifying revenue of $2.3 million, the Company will issue 46,746 additional shares under the earn-out provision. At December 31, 2004, the value of these shares was estimated at $12.10 per share (the closing price of the Company’s stock on December 31, 2004). The Company recorded the $593,907 as additional paid-in capital and as an additional impairment charge to coincide with its SFAS 142 impairment analysis. In conjunction with the acquisition of bmd, the Company also paid $200,000, issued 35,000 shares of common stock and incurred an obligation to issue up to 10,000 Earn-out Shares to bmd’s representative agent as a finder’s fee.

Under the purchase method of accounting at the date of acquisition, the Company recorded an aggregate purchase price (excluding the earn-out provision) of approximately $20.9 million, which consisted of approximately $4.4 million in cash, $16.1 million in Intrado common stock, and $503,000 in deal costs and other incurred liabilities, which primarily consisted of fees paid for legal, accounting and financial advisory services. A total of 735,002 Intrado shares were issued in the transaction. The bmd shareholders tendered all of the outstanding shares of bmd. The value of the stock issued by the Company was calculated as $21.91, based upon the average closing price of the Company’s common stock for the five trading days beginning on January 30, 2004 and ending on February 5, 2004.

In accordance with SFAS 141, the Company allocated the purchase price to the tangible assets, intangible assets, and liabilities acquired, including core technology (capitalized software) and customer relationships, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on an independent appraisal. The Company assigned the goodwill to the bmd reporting unit, part of the Wireless segment. The amount of goodwill generated as a result of the acquisition will not be deductible for tax purposes. In accordance with SFAS 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The total purchase price was allocated as follows (in thousands):

Current assets	$886
Property and equipment	202
Capitalized software	1,059
Goodwill	18,938
Intangible assets and other	304
Total assets acquired	$21,389
Current liabilities	(210)
Deferred revenue – current	(103)
Deferred tax liability – current portion	(25)
Deferred tax liability – long-term	(170)

Total purchase price	$20,881

The Company acquired bmd wireless to enhance the breadth and depth of the Company’s commercial product offerings in domestic and international markets and to access new international distribution channels. Management believes that integration of bmd’s key development capabilities, products and resources with the Company’s platforms and business models will enable the Company to design and build messaging solutions that allow wireless operators and service providers to offer innovative new services to their subscribers.

In performing this purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of bmd’s products. The fair value of intangible assets was primarily based on the replacement cost approach and the relief from royalty approach. The discount rates used were 20% for customer contracts and related relationships, and 25% for core technology (capitalized software). These discount rates were determined after consideration of the Company’s rate of return on debt capital and equity, the weighted average return on invested capital, and the risk associated with achieving forecasted sales related to the technology and assets acquired from bmd. At December 31, 2004, identifiable intangible assets purchased in the bmd acquisition consist of the following (in thousands, except for useful life):

Identifiable Intangible Assets	Gross Value	Accumulated Amortization	Useful Life

Capitalized software	$1,084	$533	2 years
Customer contracts and related relationships	409	88	3 years

Balance, December 31, 2004	$1,493	$621

The Company hired an independent firm, Quist Valuation Inc., to complete its annual impairment test, as required under SFAS 142, for the years ended December 31, 2004 and 2003. The income approach was used to determine the fair value of each reporting unit that had been assigned goodwill. That approach involves discounting each reporting unit’s projected free cash flow at its weighted average cost of capital to ascertain whether the fair value is higher than the book value, including goodwill.

The Company determined that, based on the analysis, the carrying value of the goodwill for the bmd reporting unit was impaired. As a result, the Company recorded an impairment charge of $14.0 million, lowering the carrying value of goodwill to $6.0 million. The Company’s decision to impair the goodwill was primarily based on significantly lower performance of the bmd reporting unit since the time of acquisition and a downward revision of the five-year earnings forecast for bmd. The Company determined that the downward revision was necessary due to competitive pressure in Europe and a longer sales cycle than expected at the time of the acquisition. As a result, the Company expects a significantly slower path for bmd’s technology to penetrate the European and North American markets.

(4)                                 PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2004	2003
Computer hardware and equipment	$56,849	$53,169
Furniture and fixtures	2,825	2,459
Leasehold improvements	9,620	9,400
	69,294	65,028
Less accumulated depreciation and amortization	(46,591)	(38,808)
	$22,703	$26,220

Depreciation expense on property and equipment totaled approximately $8.5 million, $9.2 million and $6.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(5)                                 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Accounts payable	$6,574	$5,756
Payroll-related accruals	1,113	1,769
Other accrued liabilities	2,090	3,381
	$9,777	$10,906

(6)                                 STOCKHOLDERS’ EQUITY

Preferred Stock

As discussed in Note 3, during 2003, the Company issued 13,656 shares, or approximately $12.8 million, of mandatorily redeemable, non-voting preferred stock to NVP II and redeemed 4,552 of these shares for $4.6 million in each of the years ended December 31, 2004 and 2003.

The Company’s Board of Directors has the ability to issue “blank check” preferred stock without stockholder approval as a mechanism to resist a corporate takeover.

Stock Incentive Plan

As of December 31, 2004, the Company has a total of 19,755 shares of common stock available for issuance under the 1998 Stock Incentive Plan (“1998 Plan”). Under the terms of the 1998 Plan, the shares reserved for issuance automatically increase on the first trading day of each calendar year by 3% of the number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year. The share reserve was increased by 524,358, 485,062 and 463,406 shares under this provision in 2005, 2004 and 2003, respectively. The total number of shares remaining eligible for issuance under the 1998 Plan as of January 3, 2005 is 544,113 shares. The 1998 Plan allows for issuances of options to employees, officers, non-employee board members and consultants.

The total fair value of options granted under the 1998 Option Plan was computed to be approximately $6.2 million, $5.4 million and $6.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Pro forma stock-based compensation, net of the effect of forfeitures and tax, was $3.6 million, $3.7 million and $4.9 million for 2004, 2003 and 2002, respectively.

The following table summarizes information about the options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.50 - $6.63	310,092	4.86	$5.63	309,042	$5.64
$ 6.75 - $6.75	327,039	5.79	$6.75	327,039	$6.75
$ 7.03 - $7.63	5,704	6.15	$7.35	4,544	$7.38
$ 7.66 - $7.66	400,793	8.12	$7.66	166,030	$7.66
$ 7.69 - $9.22	305,833	6.64	$8.35	255,113	$8.32
$ 9.75 - $9.75	475,458	7.80	$9.75	213,458	$9.75
$ 9.90 - $13.18	416,329	7.62	$11.08	205,709	$9.96
$ 14.10 - $16.32	212,902	7.41	$15.38	117,767	$15.26
$ 16.88 - $16.88	591,000	9.40	$16.88	0	$16.88
$ 17.40 - $32.86	214,140	6.91	$21.12	156,730	$21.20
$ 1.50 - $32.86	3,259,290	7.43	$11.24	1,755,432	$9.47

A summary of stock options under the 1998 Plan as of December 31, 2004, 2003 and 2002 and changes during the years then ended are presented below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,093,103	$9.71	3,374,741	$9.51	3,013,784	$8.59
Granted	776,500	$15.79	542,500	$8.76	935,750	$12.10
Exercised	(458,563)	$8.23	(646,738)	$7.87	(250,946)	$6.06
Canceled	(151,750)	$12.31	(177,397)	$10.97	(323,847)	$11.12
Outstanding at end of year	3,259,290	$11.24	3,093,106	$9.65	3,374,741	$9.51
Options exercisable at year-end	1,755,432		1,426,253		1,229,891
Weighted average fair value of options granted	$8.00		$9.16		$7.17

Employee Stock Purchase Plan

On March 18, 1998, the Company adopted an Employee Stock Purchase Plan, or ESPP, under which eligible employees may contribute up to 10% of their salaries through payroll deductions to purchase shares of the Company’s common stock. The offering periods are successive six-month periods starting January 1 and July 1 of each year. At the end of each offering period, amounts contributed by employees will be used to purchase shares of the Company’s common stock at a price equal to 85% of the lower of the closing price of the common stock on the first day or last day of the offering period. The Company’s board of directors has authorized the issuance of up to 200,000 shares under the ESPP and may terminate the ESPP at any time. On March 1 of each year, the shares available under the ESPP will be restored to 200,000, although the Company’s board of directors may elect to restore a lesser number of shares. The Company issued 77,827, 80,605 and 84,275 shares under the ESPP in 2004, 2003 and 2002, respectively.

Effective January 1, 2005, the Company has indefinitely suspended the ESPP plan.

Warrants

During 2004, 2003 and 2002, the Company issued 8,000, 8,864 and 44,590 shares, respectively, of common stock upon exercise of warrants related to consulting services provided to the Company. Of these warrants, 9,720 remain outstanding at an exercise price of $7.91.

(7)                                 CAPITALIZED LEASE OBLIGATIONS

The Company had capitalized lease obligations for equipment due on various dates through 2007 of $2.8 million and $4.4 million as of December 31, 2004 and 2003, respectively.  There is approximately $234,000 of imputed interest on these leases at December 31, 2004 and the interest rates range from 1.1% to 8.5% per annum. These lease obligations are collateralized by the related assets with a net book value of $3.3 million and $5.1 million as of December 31, 2004 and 2003, respectively.

Maturities of capital lease obligations as of December 31, 2004, are as follows (in thousands):

2005	$1,658
2006	1,104
2007	288
Thereafter	—
Total minimum lease payments	3,050
Less—amount related to interest	(234)
Principal portion of future obligations	2,816
Less—current portion	(1,504)
$1,312

The following table summarizes the assets recorded in property, plant and equipment in Note 4 that are recorded as capital leases (in thousands):

	December 31,
	2004	2003
Carrying value, gross	$5,018	$7,740

Less accumulated depreciation	(1,711)	(2,612)
	$3,307	$5,128

(8)                                 LINE OF CREDIT AND NOTES PAYABLE

As of December 31, 2004, the Company owed $2.0 million on a revolving line of credit arrangement and an additional amount of $850,000 was utilized to satisfy letter of credit obligations. Borrowing availability under the line of credit is not to exceed the lesser of $20 million or two times EBITDA, as defined in the line of credit agreement. The interest rate on amounts borrowed under the line of credit is equal to the lower of the prime rate plus 1.5%, which was 6.75% at December 31, 2004, or LIBOR plus 3.75% per annum, which was 5.76% as of December 31, 2004. The line of credit matures on December 31, 2006, requires a $2.0 million minimum balance to be maintained and is collateralized by accounts receivable and certain other assets. As of December 31, 2004, $2.0 million was outstanding and an additional $17.2 million was available for additional borrowings.

The terms of the revolving line of credit, term loans and capital lease obligations require the Company to maintain compliance with certain financial covenants, including current asset ratios and total indebtedness ratios. As of December 31, 2004, the Company was in compliance with all operating and financial debt covenants.

The Company paid principal of $10.2 million in 2004 on notes payable which included a pre-payment of $5.9 million for principal on two previous term notes payable to GE Capital.  There were no pre-payment penalties incurred in 2004.  However, the Company had previously been amortizing the origination fees of $100,000 over the life of the term loans.  The remaining amortization was accelerated at the time of pre-payment.

(9)                                 COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office and research facilities and certain equipment under operating lease agreements which expire through December 2011. Some lease terms contain escalation clauses and the total amount of rent is expensed on a straight-line basis over the term of the lease. Rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $4.1 million, $4.3 million and $4.4 million, respectively. Future minimum lease obligations under these agreements are as follows (in thousands):

2005	$3,964
2006	3,747
2007	3,623
2008	3,185
Thereafter	13,777
$28,296

Litigation

The Company is subject to various claims and business disputes in the ordinary course of business, none of which are considered to be material to the financial position, operations or cash flows of the Company.

The Company provides wireline and wireless E9-1-1 database management and related network services for the State of Texas pursuant to a service agreement (“Agreement”) that the Company entered in November 1998. On February 4, 2003, the Company filed suit in a Texas County District Court against the Texas Commission on State Emergency Communications (“CSEC”) and numerous other defendants for failure to pay amounts due and payable to Intrado for certain wireless services rendered pursuant to the Agreement. During the quarter ended June 30, 2003, the Company agreed to a settlement with CSEC related to this dispute. Under the settlement, CSEC and the other defendants agreed to pay Intrado approximately $200,000 of the $500,000 that had previously been in dispute. The Company also provided wireless services through August 2003 and agreed to continue to provide wireline services through June 2004. The wireline services agreement was subsequently extended through June 2005.

Indemnification

The Company has agreements whereby it indemnifies officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits exposure and the Company believes that this policy would enable it to recover a portion, if not all, of any future indemnification payments. As a result of its insurance policy coverage, the Company believes that its estimated exposure on these indemnification agreements is minimal.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any claim by any third party, including customers, with respect to the Company’s products or services, including, but not limited to, alleged negligence, breach of contract, or infringement of  a patent, copyright or other intellectual property right. The term is any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is minimal.

(10)                          INCOME TAXES

The Company has approximately $13.9 million of net operating loss carryforwards and approximately $4.8 million of research and development tax credit carryforwards available to offset future federal taxable income or federal tax liabilities in the United States. These carryforwards expire at various dates through 2025. The Company also has approximately $540,000 and $231,000 of net operating loss carryforwards available to offset future taxable income in Ireland and Switzerland respectively.  The Irish net operating losses have no expiration period while the Swiss net operating losses expire in 2011.

Deferred income tax assets and liabilities at December 31, 2004 and 2003, were as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Accrued liabilities and other	$1,002	$1,098
Amortization of goodwill and intangibles	562	753
Equipment impairment	686	805
Net operating loss carryforwards	5,303	7,098
Tax credit carryforwards	4,835	3,615
Deferred revenue	2,845	4,324
Deferred rent expense	651	599
Foreign net operating loss carryforwards	87	—
Total deferred tax assets	15,971	18,292
Deferred tax liabilities:
Depreciation differences	(3,546)	(3,783)
Capitalized software	(5,972)	(4,485)
Foreign deferred tax liabilities	(74)	—
Total deferred tax liabilities	(9,592)	(8,268)
Valuation Allowance	(59)	—
Net deferred tax assets	$6,320	$10,024

A reconciliation of income tax expense computed by applying the federal income tax rate of 35% to income (loss) before income taxes as of December 31, 2004, 2003 and 2002, were as follows (in thousands):

	December 31,
	2004	2003	2002
Computed statutory tax expense	$377	$5,567	$1,770
Impairment of nondeductible goodwill	4,904	—	—
Tax effect of permanent differences and other	129	137	(187)
State tax, net of federal tax impact	539	530	164
Tax credit	(1,220)	(1,040)	(357)
Impact of foreign tax rate differential	291	—	—
Change in valuation allowance	59	—	(7,396)
Income tax expense (benefit)	$5,079	$5,194	$(6,006)

During the year ended December 31, 2002, the Company reversed valuation allowances previously recorded for net operating loss carryforwards and for temporary differences between book and tax based upon the Company’s estimate that it would be more likely than not that it would realize the benefits for these assets in the future. As of December 31, 2004, the Company established a valuation allowance on certain foreign net operating losses. The domestic and foreign components of book income (loss) before income taxes as of December 31, 2004, 2003 and 2002 were as follows (in thousands):

	December 31,
	2004	2003	2002
U.S.	$16,401	$15,908	$5,056
Foreign	(15,324)	—	—
Total.	$1,077	$15,908	$5,056

The components of the provision (benefit) for income taxes attributable to income from operations as of December 31, 2004, 2003 and 2002, were as follows (in thousands):

	December 31,
	2004	2003	2002
Current
U.S.	$106	$105	$—
State	—	—	—
Foreign	—	—	—
Total current	106	105	—

Deferred	—	—	—
U.S.	4,532	4,559	(5,376)
State	539	530	(630)
Foreign	(98)	—	—
Total Deferred	4,973	5,089	(6,006)

Income tax provision (benefit)	$5,079	$5,194	$(6,006)

The Company does not currently intend to repatriate foreign earnings due to such earnings being permanently reinvested in the foreign subsidiaries.  The Company receives a tax deduction for certain compensation in excess of that recognized for financial purposes. Such benefit arises from an increase in the market price of the stock under employee option agreements between the measurement date (as defined in APB No. 25) and the date at which the compensation deduction for income tax purposes is determinable. This benefit was recorded directly to additional paid-in capital in 2004, 2003 and 2002 was $1.4 million, $1.9 million and $2.9 million, respectively.

(11)                          REPORTABLE SEGMENTS

Effective January 1, 2003, the Company realigned its internal operating units by aggregating similar service offerings with organizational supervision and decision-making authorities. As a result, the Company condensed its operating segments into three business units: Wireline, Wireless and New Markets. Wireline includes the former ILEC and CLEC business units, the State of Texas wireline portion of the former Direct business unit and call handling products, also formerly reported under the Direct business unit. New Markets, which carries responsibility for services and products that are in the early stages of development or market penetration, currently includes IntelliCast and CDB. IntelliCast results were previously reported as part of the Direct business unit and CDB results were previously reported as part of the Corporate business unit. No changes were made to the Wireless segment as previously reported.

In 2003, the Company also began allocating indirect expenses from corporate support groups to Wireline, Wireless and New Markets based on the percentage of total Company revenue each unit generates in the reported period. These expenses, which include indirect costs, corporate overhead and income taxes, were previously reported as part of the Corporate business unit.

Direct costs include all costs directly attributable to a business unit’s operations and revenue-earning activities, including depreciation and amortization expense for those assets that can be identified to a specific business unit or product. Direct costs in 2004 also includes goodwill and other asset impairment charges as follows: Wireless includes

$14.0 million related to a bmd goodwill impairment charge and $0.6 million for a capitalized software impairment charge related to the MPC product offering; New Markets direct costs includes $1.7 million for a capitalized software impairment charge related to the CDB product offering; Wireline direct costs includes $0.3 million in goodwill and other asset impairment charges related to the Palladium product offerings.

Indirect business unit costs include the costs of business unit support functions, including sales and marketing, general and administrative and research and development. Corporate overhead includes these same costs allocated from corporate to business units based on a weighted average revenue percentage. Included in the costs allocated from Corporate are depreciation and amortization expenses for assets that cannot be specifically identified to a business unit or product.

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

Corresponding items for segments in periods prior to January 1, 2003 have been reclassified to conform to the Company’s new segments. The Company does not segregate assets between segments as it is currently impractical to do so. On a geographical basis, the vast majority of the Company’s revenues are derived in the US, and segments are determined based on aggregation of customers and associated products and services, not geographical regions. The Company does operate its bmd subsidiary in Zug, Switzerland, but revenue and operating income contributions on a consolidated basis were not material to overall results. Also, the Company formed Intrado International Ltd. in Ireland, to conduct certain European business development activity in 2004 but had no revenue generating activities.

	For the Year Ended December 31, (dollars in thousands)
	WIRELINE			WIRELESS			NEW MARKETS			TOTAL
	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002
Data management	$50,436	$54,688	$54,390	$48,567	$36,368	$24,919	$2,878	$1,842	$1,046	$101,881	$92,898	$80,355
Maintenance	18,318	16,340	13,316	405	—	—	—	—	—	18,723	16,340	13,316
Systems	11,020	11,978	12,821	1,004	—	500	—	—	—	12,024	11,978	13,321
Professional services	2,163	830	306	1,532	2,608	416	201	—	—	3,896	3,438	722

Total revenue	81,937	83,836	80,833	51,508	38,976	25,835	3,079	1,842	1,046	136,524	124,654	107,714
Direct costs	43,796	39,890	38,954	39,853	21,574	14,761	6,269	4,641	2,748	89,918	66,105	56,463
Indirect business unit costs	8,496	8,595	10,164	4,994	4,692	4,624	2,095	4,271	2,564	15,585	17,558	17,352
Corporate overhead	17,501	16,176	20,912	10,987	7,476	6,536	647	313	261	29,135	23,965	27,709

Total costs and expenses	69,793	64,661	70,030	55,834	33,742	25,921	9,011	9,225	5,573	134,638	107,628	101,524
Income (loss) from operations	12,144	19,175	10,803	(4,326)	5,234	(86)	(5,932)	(7,383)	(4,527)	1,886	17,026	6,190
Interest and other income	264	195	119	165	91	38	9	4	1	438	290	158
Interest and other expense	(748)	(947)	(971)	(474)	(443)	(310)	(25)	(18)	(11)	(1,247)	(1,408)	(1,292)

Income (loss) before income taxes	11,660	18,423	9,951	(4,635)	4,882	(358)	(5,948)	(7,397)	(4,537)	1,077	15,908	5,056
Income tax expense (benefit)	3,469	3,685	(4,324)	1,610	1,509	(1,622)	—	—	(60)	5,079	5,194	(6,006)

Net income (loss)	$8,191	$14,738	$14,275	$(6,245)	$3,373	$1,264	$(5,948)	$(7,397)	$(4,477)	$(4,002)	$10,714	$11,062

The following table depicts (a) the amount of capitalized software assets assigned to each of its reportable segments and (b) the amount of depreciation and amortization expenses recorded in each segment for the respective periods used in determining the segment’s operating results by the chief operating decision maker. Certain capitalized software and other fixed assets, and the resulting depreciation and amortization expense, are not assigned to reporting segments as they represent assets not specifically identifiable to any given segment.  Rather, these assets are recorded in various corporate support units and allocated to segments via a corporate overhead allocation that is based on weighted revenue of the given segment for the given period.  These expenses are recorded in indirect costs for purposes of determining segment profitability.

	For the Year Ended December 31, (dollars in thousands)
	WIRELINE			WIRELESS			NEW MARKETS			TOTAL
	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002

Carrying value, gross	$14,794	$8,426	$5,884	$5,622	$4,172	$3,425	$1,493	$3,719	$3,099	$21,909	$16,317	$12,408
Accumulated Amortization	3,665	2,336	1,408	3,106	1,323	248	608	1,319	473	7,379	4,978	2,129

Carrying value, net	$11,129	$6,090	$4,476	$2,516	$2,849	$3,177	$885	$2,400	$2,626	$14,530	$11,339	$10,279
Total depreciation and amortization expenses included in direct costs for the period, approximate	$6,000	$4,800	$3,500	$4,800	$4,600	$2,300	$1,200	$1,600	$570	$12,000	$11,000	$6,370
Total depreciation and amortization expenses included in indirect costs for the period, approximate	$941	$1,300	$1,100	$706	$627	$377	$148	$194	$55	$1,795	$2,121	$1,532

(12)                          EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan under which eligible employees may defer up to 15% of their compensation subject to a maximum annual amount of $13,000; employees over 50 years of age can contribute up to $16,000. The Company may make matching contributions and discretionary contributions if approved by the board of directors. The Company matched 50% of employee contributions up to 6% of the employee’s salary to the extent these matching contributions did not exceed $2,000 in 2004, 2003 and 2002. Matching contributions vest 35%, 70% and 100% for one, two and three years of service, respectively. The total expense related to the employer match was approximately $835,000, $792,000 and $802,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Employee and employer contributions are not directly invested in Company stock.

(13)                          RELATED PARTY TRANSACTIONS

TechnoCom Corporation

During the year ended December 31, 2002, the Company purchased 294,118 shares of TechnoCom Corporation’s Series A Preferred Stock for $500,000, representing 2.9% of the aggregate dilutive voting power of TechnoCom as of September 30, 2002. The Company does not exercise any control or influence over TechnoCom and does not have any board representation. As a result, the Company has accounted for its investment on a cost rather than equity basis. TechnoCom is under contract to provide development and implementation services to the Wireless business unit in connection with the Company’s PDE service offering. TechnoCom also provides subcontracted services to the Company’s ILEC customers. During the years ended December 31, 2004 and 2003, the Company paid TechnoCom $505,000 and $316,000, respectively, for their services.

On March 25, 2004, TechnoCom redeemed the preferred stock by issuing a $500,000 promissory note to the Company, which bears interest at 4% per year. TechnoCom repaid $150,000 of principal on the promissory note in 2004. The Company will receive principal and interest payments on the remaining $350,000 note balance in quarterly installments of $27,000 through March 2008.

(14)                          MAJOR CUSTOMERS

Revenue from certain customers exceeded 10% of total revenue for the respective years as follows:

	2004	2003	2002
SBC	16%	18%	16%
Verizon	20%	15%	16%
Bell South	10%	11%	12%
Qwest	9%	11%	12%

Accounts receivables from the above 10% revenue customers above represented the following percentage of overall company receivables as of December 31 for the respective years:

	2004	2003	2002
SBC	3%	19%	10%
Bell South	5%	7%	6%
Qwest	13%	8%	7%
Verizon	27%	7%	9%

Contracts with certain of these customers have a duration through 2012 and provide for fixed monthly fees based upon the number of subscriber records managed and upon the services selected by the customer. All of these customers are in the Company’s Wireline and Wireless business units.

(15)                          QUARTERLY INFORMATION (UNAUDITED)

The following summarizes selected unaudited quarterly financial information for each of the two years in the period ended December 31, 2004:

	Three months ended,
	March 31,		June 30,		September 30,		December 31,
	2004	2003	2004	2003	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Revenue	$32,132	$29,869	$32,341	$30,151	$36,066	$31,683	$35,985	$32,951
Direct costs	18,039	16,758	19,995	15,590	18,678	16,418	33,206	17,339
Net income (loss)	$1,921	$1,142	$171	$2,584	$3,996	$3,102	$(10,090)	$3,886
Net income (loss) per share:
Basic	$0.12	$0.07	$0.01	$0.17	$0.23	$0.20	$(0.58)	$0.25
Diluted	$0.11	$0.07	$0.01	$0.16	$0.22	$0.18	$(0.58)	$0.23
Shares used in computing net income (loss) per share:
Basic	16,631	15,503	17,069	15,541	17,361	15,750	17,404	15,767
Diluted	17,958	15,863	18,073	16,353	17,803	17,237	17,404	17,181

During the quarter ended December 31, 2004, the Company recorded a $14.0 million goodwill impairment charge relating to its bmd subsidiary, and a credit to expenses of $720,000 related to certain forfeiture of accrued vacation, as well as a $282,000 credit to bad debt expenses related to recovery of previously reserved for receivables. During the quarter ended December 31, 2003, the Company recognized a tax benefit of $445,000 due to a change in estimate of its effective tax rate, primarily due to lower than expected operating income.

(16)                          SUBSEQUENT EVENT

On February 10, 2005, the Company completed an Asset Purchase Agreement with Tel-Control, Inc. (TCI) to sell its Palladium business, a reporting unit in our Wireline business unit. Under the terms of the agreement, the Company agreed to assign its existing intellectual property rights acquired from LPSS as well as existing maintenance contracts to TCI. The Company would retain revocation rights if TCI failed to adequately perform go-forward maintenance or if TCI became insolvent. There was no immediate compensation to the Company as a result of this transaction.  The Company wrote-off $322,000 of assets as of December 31, 2004, which included a goodwill impairment charge of $222,000 and the write-off of other intangible assets.  The Company expects to account for the wind-down of remaining Palladium operations during the transition period as a discontinued operation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to the officers who certify the company’s financial reports and to other members of senior management and the board of directors.

Based on their evaluation as of December 31, 2004, the chief executive officer and chief financial officer of the company have concluded that the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control

There were no other changes in our internal control over financial reporting for the year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

In February 2005, we paid a cash bonus of $136,142 to our six executive officers based on fourth quarter 2004 performance objectives, bringing the aggregate cash bonus paid to our six executive officers to approximately $607,223 in fiscal 2004. A copy of our 2004 Pay for Results Plan has been filed as an exhibit to this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item will be contained in our definitive Proxy Statement with respect to the 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”) and is hereby incorporated by reference thereto.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be contained in the 2005 Proxy Statement and is hereby incorporated by reference thereto.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in the 2005 Proxy Statement and is hereby incorporated by reference thereto.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be contained in the 2005 Proxy Statement and is hereby incorporated by reference thereto.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in the 2005 Proxy Statement and is hereby incorporated by reference thereto.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  (1)  Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page 41.

(2)  Financial Statement Schedules

All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the Financial Statements or Notes thereto.

(3)  Exhibits

Exhibit Number		Description

3.01	(1)	Restated Certificate of Incorporation.
3.02	(2)	Amended and Restated Bylaws.
4.01	(3)	Specimen Certificate for SCC Communications Corp. Common Stock.
4.02	(4)	Specimen Certificate for Intrado Inc. Common Stock.
4.03	(3)	Reference is made to Exhibits 3.01 and 3.02.
4.04	(5)	Certificate of Designation for Series A Preferred Stock.
10.01	(3)	1990 Stock Option Plan.
10.02	(3)	1998 Stock Incentive Plan.
10.03	(3)	1998 Employee Stock Purchase Plan, as amended.
10.04	(3)	Form of Directors’ and Officers’ Indemnification Agreement.
10.05	(6)	Genesis Select Corporation and SCC Communications Corp. Common Stock Purchase Warrant Agreement, dated April 19, 2000.
10.06	(7)	General Electric Capital Corporation Loan and Security Agreement, dated as of July 31, 2001.
10.07	(2)	First Amendment to General Electric Loan and Security Agreement, dated July 1, 2002.

Exhibit Number		Description

10.08	(1)	Second Amendment to General Electric Loan and Security Agreement, dated September 26, 2002.
10.09	(5)	Third Amendment to General Electric Loan and Security Agreement, dated May 16, 2003.
10.10	(8)	Fourth Amendment to General Electric Loan and Security Agreement, dated November 5, 2003.
10.11	(8)	Fifth Amendment to General Electric Loan and Security Agreement, dated February 19, 2004.
10.12	(9)	Sixth Amendment to General Electric Loan and Security Agreement, dated March 14, 2005.
10.13	(8)	Share Purchase Agreement (bmd wireless AG), dated February 3, 2004.
10.14	(10)	Registration Rights Agreement (bmd wireless AG), dated February 20, 2004.
10.15	(10)	Form of Non-Competition Agreement.
10.16	(9)	2004 Pay for Results Plan
14.01	(8)	Code of Ethics.
21.01	(9)	List of Subsidiaries.
23.01	(9)	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.01	(9)

Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	(9)

Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	(9)	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	(9)	Certification of Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)     Incorporated by reference to the Registrant’s Form 10-Q for the Quarter ended September 30, 2002.

(2)     Incorporated by reference to the Registrant’s Form 10-Q for the Quarter ended June 30, 2002.

(3)     Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-49767), as amended.

(4)     Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the SEC on June 4, 2001.

(5)     Incorporated by reference to the Registrant’s Form 10-Q for the Quarter ended June 30, 2003.

(6)     Incorporated by reference to the Registrant’s Form 10-Q for the Quarter ended June 30, 2000.

(7)     Incorporated by reference to the Registrant’s Form 10-Q for the Quarter ended September 30, 2001.

(8)     Incorporated by reference to the Registrant’s Form 10-K for the Fiscal Year ended December 31, 2004.

(9)     Filed herewith.

(10)   Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-114141), as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 16, 2005.

INTRADO INC. a Delaware Corporation

By:	/s/ Michael D. Dingman, Jr.
Name:	Michael D. Dingman, Jr.
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 16, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ George K. Heinrichs	President, Chief Executive Officer and Chairman of the Board
George K. Heinrichs	(Principal Executive Officer)

/s/ Michael D. Dingman, Jr.	Chief Financial Officer
Michael D. Dingman, Jr.	(Principal Financial and Accounting Officer)

/s/ Stephen O. James	Director
Stephen O. James

/s/ David Kronfeld	Director
David Kronfeld

/s/ Winston J. Wade	Director
Winston J. Wade

/s/ Darrell A. Williams	Director
Darrell A. Williams

/s/ Art Zeile	Director
Art Zeile

EXHIBIT INDEX (1)

Exhibit Number	Description
10.12	Sixth Amendment to General Electric Loan and Security Agreement, dated March 14, 2005.
10.16	2004 Pay For Results Plan
21.01	List of Subsidiaries.
23.01	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.01	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.02	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.01	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

This Exhibit Index only includes exhibits filed with this Annual Report on Form 10-K and excludes exhibits incorporated by reference. For a list of exhibits incorporated by reference, refer to “Item 15. Exhibits” above.