Form 10-Q
period 2005-03-31
INTRADO INC
filed 2005-05-10
CIK 924505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2005

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

(720) 494-5800
(Registrant’s telephone number, including area code)

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

Yes ☒    No ☐

As of May 5, 2005, there were 17,651,136 shares of common stock outstanding.

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

•                  Our ability to expand beyond our traditional business and into highly competitive notification and data management sectors, including, but not limited to, our efforts to employ IntelliCast® Target Notification and Commercial Database (CDB) services;

•                  The unpredictable rate of adoption of wireless 9-1-1 services, including further delays in the Federal Communications Commission’s mandated deployment of Phase I and Phase II wireless location services;

•                  The potential for liability claims, including product liability claims relating to our software and services;

i

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

•                  The potential impact of  recent accounting pronouncements related to share-based payments on our prospective and historical financial statements; and

•                  Developments in governance, accounting and financial regulations, including Section 404 of the Sarbanes-Oxley Act of 2002 and their impact on general and administrative expenses.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed risks included in our 2004 Annual Report on Form 10-K under the caption “Item 1. Business—Risk Factors,” our other Securities and Exchange Commission filings and our press releases.

ii

iii

PART I - FINANCIAL INFORMATION

INTRADO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2005	2004
Revenues (see Note 1):
Wireline	$23,082	$18,693
Wireless	14,482	10,862
Total revenues	37,564	29,555

Costs and expenses:
Direct costs—Wireline	13,550	10,326
Direct costs—Wireless	7,259	5,804
Sales and marketing	5,464	4,510
General and administrative	5,642	5,530
Research and development	943	583
Total costs and expenses	32,858	26,753
Income from operations	4,706	2,802

Other income (expense):
Interest and other income	165	87
Interest and other expense	(208)	(368)
Income before income taxes	4,663	2,521

Income tax expense	1,679	928

Income from continuing operations	2,984	1,593

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(133)	530
Income tax benefit (expense)	51	(202)
Income (loss) from discontinued operations	(82)	328

Net income	$2,902	$1,921

Net income per share:

Basic:
Continuing operations	$0.17	$0.10
Discontinued operations	$0.00	$0.02
Total	$0.17	$0.12

Diluted:
Continuing operations	$0.16	$0.09
Discontinued operations	$0.00	$0.02
Total	$0.16	$0.11
Shares used in computing net income per share:
Basic	17,529,483	16,631,019
Diluted	18,146,740	17,957,929

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$4,962	$10,657
Short-term investments	34,240	28,705
Accounts receivable, net of allowance for doubtful accounts of $256 and $190, respectively	18,799	17,556
Unbilled revenue	1,841	1,675
Prepaids and other	3,556	3,032
Deferred contract costs	5,579	5,775
Deferred income taxes	5,214	7,507
Total current assets	74,191	74,907
Property and equipment, net of accumulated depreciation of $48,503 and $46,591, respectively	21,492	22,703
Goodwill, net of accumulated amortization of $1,394	29,937	30,278
Other intangibles, net of accumulated amortization of $8,159 and $7,836, respectively	3,914	4,260
Long-term investments	—	898
Deferred contract costs	1,621	1,541
Software development costs, net of accumulated amortization of $10,658 and $8,875, respectively	15,553	16,551
Other assets	365	410

Total assets	$147,073	$151,548

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$10,757	$9,777
Current portion of capital lease obligations	1,437	1,504
Mandatorily redeemable preferred stock payable	4,500	4,431
Deferred contract revenue	12,070	19,742
Total current liabilities	28,764	35,454
Capital lease obligations, net of current portion	1,170	1,312
Line of credit	2,000	2,000
Deferred rent, net of current portion	1,666	1,643
Deferred contract revenue	5,402	5,620
Deferred tax liability	287	1,174
Total liabilities	39,289	47,203
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; 4,552 issued and outstanding as of March 31, 2005 and December 31, 2004	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 17,622,362 and 17,473,860 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	18	17
Accumulated other comprehensive income	248	656
Additional paid-in capital	113,136	112,192
Accumulated deficit	(5,618)	(8,520)
Total stockholders’ equity	107,784	104,345
Total liabilities and stockholders’ equity	$147,073	$151,548

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$2,902	$1,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,174	3,879
Tax benefit for stock option exercises	204	1,013
Loss from sale of discontinued operations, net of tax	(5)	—
Accretion of interest on mandatorily redeemable preferred stock payable	68	138
Other	155	118
Change in:
Accounts receivable and unbilled revenue	(1,514)	1,784
Prepaids and other assets	(488)	(958)
Deferred contract costs	78	(306)
Deferred income taxes	1,454	102
Accounts payable and accrued liabilities	832	(346)
Deferred revenue	(7,530)	(343)
Net cash provided by operating activities	1,330	7,002

Cash flows from investing activities:
Acquisition of property and equipment	(609)	(485)
Purchases of investments	(8,696)	(7,633)
Proceeds from sales of investments	4,060	8,350
Capitalized software development costs	(1,696)	(1,971)
Cash paid on disposal of discontinued operations	(291)	—
Acquisition, net of cash acquired	—	(4,374)
Net cash used in investing activities	(7,232)	(6,113)

Cash flows from financing activities:
Principal payments on capital lease obligations	(455)	(958)
Principal payments on notes payable, Lucent inventory payable and mandatorily redeemable preferred stock	—	(1,084)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	686	2,520
Net cash provided by financing activities	231	478

Effect of exchange rate changes on cash	(24)	—

Net increase (decrease) in cash and cash equivalents	(5,695)	1,367

Cash and cash equivalents, beginning of period	10,657	17,281
Cash and cash equivalents, end of period	$4,962	$18,648

Supplemental schedule of noncash financing and investing activities:

Property and equipment acquired under capital leases and accounts payable	$413	$294

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements included herein reflect all adjustments, consisting only of normal and/or recurring adjustments, which in the opinion of management are necessary to fairly state the consolidated financial position, results of operations and cash flows of Intrado Inc. (“Intrado” or the “Company”) for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for subsequent quarterly periods or for the entire fiscal year ending December 31, 2005.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s presentation.  These reclassifications included modifications to the Company’s segment reporting (see Note 5).

Financial Instruments

As of December 31, 2004, the Company re-evaluated the maturity dates associated with the underlying investments, and reclassified its auction rate securities (“ARS”), previously classified as cash equivalents, as short-term investments.  The amounts reclassified from cash equivalents to short- and long-term investments at December 31, 2004 and March 31, 2004 were $20.5 million and $20.0 million, respectively.  The Company also made corresponding adjustments to its consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.  These reclassifications had no impact on the Company’s consolidated results of operations.

Investments are recorded at fair market value. Unrealized gains or losses pertaining to ARS are reported as part of Other Comprehensive Income. Purchases and sales of available-for-sale investments are shown at their gross values in the investing section of the consolidated statements of cash flows. The following table summarizes the aggregate fair values of all available-for-sale securities by major security types and the contractual maturities of these securities as of March 31, 2005 and December 31, 2004, respectively (amounts in thousands, except for maturity ranges):

	Fair Value as of March 31, 2005	Fair Value as of December 31, 2004	Range of Contractual Maturities
US government debt	$—	$2,704	15 to 75 days
Corporate debt	4,454	3,768	3 to 13 months
Auction rate securities	31,735	31,042	5 days to 3 years
Total	$36,189	$37,514

Software

During the quarters ended March 31, 2005 and 2004, the Company eliminated fully-amortized capitalized software assets of $849,000 and $1.0 million, respectively, from its software development costs and related accumulated amortization balances.

Income Taxes

For the three months ended March 31, 2005, the Company recognized $1.7 million of income tax expense on income from continuing operations, based on the Company’s estimated effective tax rate of 36.0% for income from continuing operations for the year ending December 31, 2005; the Company also recognized a $51,000 tax benefit related to its loss from discontinued operations for the three months ended March 31, 2005.  For the three months ended March 31, 2004, the Company recognized $928,000 of income tax expense on income from continuing operations, based on the Company’s estimated effective tax rate of 36.8% for income from continuing operations for the year ended December 31, 2004; the Company also recognized $202,000 of income tax expense related to its income from discontinued operations of $530,000 for the three months ended March 31, 2004.

Stock-Based Compensation Plans

At March 31, 2005, the Company has two stock-based employee compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to stock-based employee compensation (in thousands except per share amounts).  For the purposes of pro forma disclosure presented in the table to follow, the Company has computed the fair values of options granted under the plans using the Black-Scholes option pricing model and the following weighted-average assumptions for the periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	3.65%	3.30%
Expected dividend yield	—	—
Estimated life	4.2 years	4.2 years
Volatility	33.99%	60.39%

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

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$2,902	$1,921
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(741)	(717)

Pro forma net income	$2,161	$1,204

Net income per share:
Basic – as reported	$0.17	$0.12
Basic – pro forma	$0.12	$0.07

Diluted – as reported	$0.16	$0.11
Diluted – pro forma	$0.12	$0.07

Other Comprehensive Income

                                                Other comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources, including unrealized holding gains and losses from available-for-sale securities and cumulative translation adjustments.  Other comprehensive income approximates net income.

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

Under the terms of the agreement, the Company acquired all of the outstanding common stock of bmd in exchange for:

•                  approximately $4.4 million of cash, which was paid in February 2004; and

•                  735,002 shares of common stock, which were issued in February 2004; and

•                  an additional 49,083 shares of common stock (the “Earn-out Shares”), which were issued in March 2005 based on bmd’s 2004 “qualifying revenue” (as defined in the share purchase agreement) of $2.3 million.

The 49,083 Earn-out Shares were issued at $12.02 per share, the closing price of Intrado’s common stock on March 21, 2005.  In 2004, the Company had recorded approximately $594,000 for the Earn-out Shares as additional paid-in capital and as an additional goodwill impairment charge in conjunction with its 2004 annual asset  impairment analysis under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of Intrado and bmd, on a pro forma basis, as though the companies had been combined as of the beginning of 2004. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the three-month period ended March 31, 2004. The pro forma condensed combined statement of operations for the three months ended March 31, 2004 combines the historical results for Intrado for the three months ended March 31, 2004, and the historical results for bmd for the three months ended March 31, 2004.  The following amounts are in thousands, except per share amounts.

Three Months Ended March 31, 2004

Revenues	$32,486
Net income	$2,048
Basic income per share	$0.12
Diluted income per share	$0.11

NOTE 3 — DISCONTINUED OPERATIONS

On February 10, 2005, the Company sold its Palladium business, a reporting unit in the Company’s Wireline business unit, to Tel-Control, Inc. (“TCI”). Under the terms of the sale agreement, the Company agreed to assign its maintenance contracts and certain intellectual property rights acquired from Lucent Public Safety Systems to TCI. The Company retained rescission rights if TCI fails to adequately perform future maintenance, or if TCI becomes insolvent. The Company wrote off $322,000 of assets as of December 31, 2004, which included a goodwill impairment charge of $222,000 and the write-off of other intangible assets.  During the first quarter of 2005, the Company recorded an $82,000 net loss from discontinued operations from the Palladium reporting unit.

The following amounts related to the Palladium business have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Three Months Ended March 31,
	2005	2004

Total revenues	$391	$2,577
Direct costs	292	1,909
Gross profit	99	668
Total costs and expenses	(277)	(138)
Income (loss) from operations	(178)	530
Other income	45	—
Income (loss) before income taxes	(133)	530
Income tax expense (benefit)	(51)	202
Net income (loss)	$(82)	$328

The assets and liabilities of the discontinued operations as of February 10, 2005, the date of the Palladium sale, were considered to be immaterial to the Company’s consolidated balance sheet.

During the three months ended March 31, 2005, and pursuant to terms of the Asset Purchase Agreement, the Company paid TCI $291,000 for amounts previously billed to customers and collected by the Company that were classified as deferred revenue.

NOTE 4 – INCOME PER SHARE

The Company presents basic and diluted income or loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted income per share.  Under this statement, basic income per share is determined by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  The treasury stock method, using the average price of the Company’s common stock for the period, is applied to determine dilution from options and warrants.  The as-if-converted method is used for convertible securities.  Antidilutive common stock options were not included in the calculations of dilutive income per share for the three months ended March 31, 2005 and 2004; these options totaled 1,150,747 and 132,171, respectively.

A reconciliation of the numerators and denominators used in computing per share net income is as follows (in thousands except share amounts):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income	$2,902	$1,921
Denominator for basic income per share:
Weighted average common shares outstanding	17,529,483	16,631,019
Denominator for diluted income per share:
Weighted average common shares outstanding	17,529,483	16,631,019
Options issued to employees and warrants outstanding	617,257	1,326,910
Denominator for diluted income per share	18,146,740	17,957,929

NOTE 5 – REPORTABLE SEGMENTS

The Company manages its internal operating units by aggregating similar service offerings with organizational supervision and decision-making authorities.  Effective January 1, 2005, the Company realigned its internal operating units based on the economic characteristics of the operating units and their respective products, services and customers.  As a result, the Company has two reportable segments:  Wireline and Wireless.  Wireline provides 9-1-1 data management systems and services, IntelliCastSM  and Commercial Database services to incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), Independent Operating Companies (“IOCs”), Voice over Internet Protocol (“VoIP”) carriers and the State of Texas.  Wireless provides wireless E9-1-1 Phase I and Phase II and hosted Position Determination Entity (“PDE”) services to wireless carriers.

The Company also allocates indirect expenses from corporate support groups to Wireline and Wireless based on the percentage of total Company revenue each unit generates in the reported period. These expenses include indirect costs, corporate overhead and income taxes. Direct costs in each business unit include all costs directly attributable to a business unit’s operations and revenue-earning activities. Indirect business unit costs consist of the costs of business unit support functions, including sales and marketing, general and administrative, and research and development.  Corporate overhead includes these same costs allocated from corporate to the business units.  Income taxes are also allocated to the business units based on the percentage of income before taxes each unit generated in the period.  The expenses allocated from corporate are shown as a separate line item below direct and indirect costs. Corresponding items for segments in 2004 have been reclassified to conform to the Company’s new segments in 2005.

The Company does not segregate assets between segments as it is currently impractical to do so. On a geographical basis, the vast majority of the Company’s revenues are derived in the United States, and segments are determined based on aggregation of customers and associated products and services, not geographical regions. The Company operates its bmd subsidiary in Zug, Switzerland, but bmd’s revenue and operating income contributions are not material to the Company’s consolidated results of operations. The Company included the results of operations for bmd within the Wireless business unit for the period February 20, 2004 (date of acquisition) through March 31, 2005.  Also, the Company formed Intrado International Ltd. in Ireland to conduct certain European business development activity in 2004, but the Irish subsidiary has had no revenue-generating activities to date.

	For the Three Months Ended March 31, (dollars in thousands)
	WIRELINE		WIRELESS		TOTAL
	2005	2004	2005	2004	2005	2004

Data management	$13,071	$13,958	$13,893	$10,538	$26,964	$24,496
Maintenance	4,466	3,405	27	38	4,493	3,443
Systems	5,254	1,226	117	13	5,371	1,239
Professional services	291	104	445	273	736	377
Total revenues	23,082	18,693	14,482	10,862	37,564	29,555

Direct costs	13,550	10,326	7,259	5,804	20,809	16,130
Indirect business unit costs	2,492	2,803	1,484	1,397	3,976	4,200
Corporate overhead	4,925	4,303	3,148	2,120	8,073	6,423
Total costs and expenses	20,967	17,432	11,891	9,321	32,858	26,753

Income from operations	2,115	1,261	2,591	1,541	4,706	2,802

Interest and other income	102	58	63	29	165	87
Interest and other expense	(127)	(246)	(81)	(122)	(208)	(368)
Net interest expense	(25)	(188)	(18)	(93)	(43)	(281)

Income before income taxes	2,090	1,073	2,573	1,448	4,663	2,521
Income tax expense	1,125	555	554	373	1,679	928

Income from continuing operations	965	518	2,019	1,075	2,984	1,593
Income (loss) from discontinued operations, net of income taxes	(82)	328	—	—	(82)	328

Net income	$883	$846	$2,019	$1,075	$2,902	$1,921

The following table depicts: (a) the amount of capitalized software assets assigned to each reportable segment; and (b) the amount of depreciation and amortization expenses recorded in each segment for the respective periods used in determining the segment’s operating results by the chief operating decision maker.  Certain capitalized software and other fixed assets, and the resulting depreciation and amortization expense, are not assigned to reporting segments as they represent assets not specifically identifiable to any given segment.  Rather, these assets are recorded in various corporate support units and allocated to segments via a corporate overhead allocation that is based on weighted revenue of the given segment for the given period.  These expenses are recorded in indirect costs for purposes of determining segment profitability.

	As of and for the Three Months Ended March 31, (dollars in thousands)
	WIRELINE		WIRELESS		TOTAL
	2005	2004	2005	2004	2005	2004
Carrying value, gross	$20,587	$15,712	$5,624	$5,306	$26,211	$21,018
Accumulated amortization	(7,335)	(4,571)	(3,323)	(1,636)	(10,658)	(6,207)
Carrying value, net	$13,252	$11,141	$2,301	$3,670	$15,553	$14,811
Total depreciation and amortization expenses included in direct costs for the period	$3,091	$1,649	$1,187	$1,082	$4,278	$2,731
Total depreciation and amortization expenses included in indirect costs for the period	$537	$548	$352	$548	$889	$1,096
Total depreciation and amortization expenses included in discontinued operations for the period	$7	$52	$—	$—	$7	$52

NOTE 6 – RELATED PARTY TRANSACTIONS

TechnoCom Corporation

During the year ended December 31, 2002, the Company purchased 294,118 shares of TechnoCom Corporation’s Series A Preferred Stock for $500,000, representing 2.9% of the aggregate dilutive voting power of TechnoCom as of September 30, 2002. The Company did not exercise any control or influence over TechnoCom and did not have any board representation. As a result, the Company accounted for its investment on a cost rather than equity basis.  On March 25, 2004, TechnoCom redeemed the Company’s preferred stock by issuing a $500,000 promissory note, which bears interest at 4% per year. The Company will receive principal and interest payments on the remaining $300,000 note balance as of March 31, 2005 in quarterly installments of $27,000 through March 2008.

TechnoCom is under contract to provide development and implementation services to the Wireless business unit in connection with the Company’s PDE product offering.  TechnoCom also provides subcontracted services to the Company’s ILEC customers.  During the three months ended March 31, 2005 and 2004, TechnoCom provided total services to the Company of $108,420 and $15,000, respectively.

NOTE 7 - LITIGATION

The Company is subject to various claims and business disputes in the ordinary course of business, none of which are considered to be material to the financial position, results of operations, or cash flows of the Company.

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 and provided in Note 2 will no longer be an alternative to financial statement recognition. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which expresses views of the SEC staff about the application of SFAS 123R. SFAS 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123R will be effective for annual reporting periods beginning on or after June 15, 2005. The Company is required to adopt SFAS 123R for the fiscal year beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated as of the beginning of the year of adoption. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first fiscal year of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first fiscal year restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

We provide 9-1-1 infrastructure, systems and services, as well as innovative solutions for telecommunications providers and public safety organizations. Our core business supports the nation’s 9-1-1 emergency response infrastructure for wireline, wireless and Voice over Internet Protocol, or VoIP, networks. The data we manage enables a 9-1-1 call to be routed to the appropriate public safety answering point, or PSAP. We also provide callback data and the caller’s location. This critical information helps public safety organizations respond to calls for assistance. In addition, this data allows the telecommunications carriers to meet state and federal regulatory mandates. Since we launched our 9-1-1 data management services in 1994, our 9-1-1 data integrity infrastructure has provided high availability service to our telecommunications and public safety customers. Our customers include inter-exchange carriers, or IXCs, incumbent local exchange carriers, or ILECs, competitive local exchange carriers, or CLECs, wireless carriers, next generation VoIP carriers and a wide variety of state, local and federal government agencies.

We manage our internal operating units by aggregating similar offerings with organizational supervision and decision-making authorities. As a result, we have two reportable segments: Wireline and Wireless. Our revenue is derived from monthly data management services, sales of new hardware and software products and systems, ongoing software and hardware maintenance, software enhancements, and professional services.

The revenue derived from monthly data management services and ongoing maintenance of existing systems accounts for the majority of our revenue. We consider this “recurring revenue” as it is derived from long-term contracts with terms of up to 10 years. During the three months ended March 31, 2005, recurring revenue comprised $31.5 million, or 84%, of our total revenue of $37.6 million; during the three months ended March 31, 2004, recurring revenue was $27.9 million, or 95%, of our total revenue of $29.6 million. A detailed discussion of results of operations, both at a company level and at a business unit level, is contained in the analysis of the results of operations and our liquidity and capital resources section.

The following tables represent revenue amounts (dollars in thousands) and percentages by business unit:

	Three Months Ended March 31,
	Revenue		Percent
	2005	2004	2005	2004
Wireline	$23,082	$18,693	61%	63%
Wireless	14,482	10,862	39%	37%
Total	$37,564	$29,555	100%	100%

The following tables represent operating income amounts (dollars in thousands) and percentages by business unit:

	Three Months Ended March 31,
	Operating Income		Percent
	2005	2004	2005	2004
Wireline	$2,115	$1,261	45%	45%
Wireless	2,591	1,541	55%	55%
Total	$4,706	$2,802	100%	100%

Discussion of Operating Results

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total Company

The following table sets forth, for the periods indicated, our consolidated statements of operations reflected as a percentage of total revenue:

	Three Months Ended March 31,
	2005	2004
Revenue	100%	100%
Costs and expenses:
Direct costs	55%	55%
Sales and marketing	15%	15%
General and administrative	15%	19%
Research and development	3%	2%

Total costs and expenses	87%	91%

Income from operations	13%	9%
Interest expense, net	0%	1%

Income before income taxes	13%	8%
Income tax expense	5%	3%

Income from continuing operations	8%	5%
Income (loss) from discontinued operations, net of income tax benefit	(0)%	1%
Net income	8%	6%

Revenue

Total revenue increased $8.0 million to $37.6 million, or 27%.  This is primarily attributable to an increase in Wireless revenue of $3.6 million, or 33%, and an increase in Wireline revenue of $4.4 million, or 23%.

Wireline revenue increased from $18.7 million to $23.1 million for the three months ended March 31, 2005.  The increase is the result of increased maintenance revenue attributable to a customer renewal announced in the second quarter of 2004 and additional systems and software enhancement sales to our licensed customers. This increase was offset by reduced revenue in data management services attributable to consolidation in the CLEC industry, which resulted in volume price discounts.

Wireless revenue increased from $10.9 million to $14.5 million for the three months ended March 31, 2005 as a result of continued deployments of Phase I services and Phase II services.  Phase I service allows wireless carriers to provide the public safety answering points, or PSAPs, with the caller’s telephone number and the location of the cell sector from which the call originated. Phase I service also enables an emergency call to be routed to an assigned PSAP that is nearest to the caller. Since April 1998, wireless service providers have been required by the Federal Communications Commission, or FCC, to comply with the Phase I mandate within six months of a valid PSAP request. Phase II service allows carriers to locate wireless 9-1-1 callers within even more precise location parameters, as specified by the FCC.

Costs

While revenue increased $8.0 million, or 27%, total costs increased $6.1 million, or 23%, during the first quarter of 2005 as compared to the same period in 2004.  The significant areas where costs increased include:

•                  Compensation and fringe expense (including payroll taxes, vacation, medical insurance coverage, 401(k) employer matching contributions, and commissions), which increased approximately $2.0 million due to annual merit increases and the hiring of additional personnel to support growth in the Wireless unit and in the sales, marketing and business development areas;

•                  Capitalized software amortization expense, which increased approximately $1.7 million as a result of the general availability of certain previously capitalized software assets,  the completion of a significant software enhancement sale to one of our ILEC license customers, and the corresponding amortization of software development costs;

•                  Insurance, travel and telecom costs, which increased approximately $525,000 due to higher insurance premiums, increased international travel, and the addition of telecom network infrastructure;

•                  Maintenance and rent costs, which increased approximately $475,000 due to annual increases and renewals to support key internal and customer-facing operating platforms;

•                  Amortization of deferred costs related to certain software enhancements and up-front fees, which increased approximately $625,000; and

•                  Direct costs, which increased approximately $653,000 due to hardware costs associated with system sales to Wireline customers.

The significant areas where costs decreased include:

•                  Consulting and professional services, which decreased $800,000 as a result of the completion of certain significant software development projects that were in progress during the first quarter of 2004 and a reduction in outside legal and consulting costs.

Income Before Income Taxes

Income before income taxes increased $2.1 million, or 85%, for the three months ended March 31, 2005 to $4.7 million.

Wireline income before taxes increased from $1.1 million for the three months ended March 31, 2004 to $2.1 million for the three months ended March 31, 2005.  The $1.0 million increase in income before taxes is primarily attributable to $4.2 million of additional system and software sales, offset by $3.2 million of costs associated with delivery of the product.

Wireless income before taxes increased to $2.6 million for the three months ended March 31, 2005 from $1.5 million for the three months ended March 31, 2004.  The $1.1 million increase was attributable to $3.6 million in revenues from continued cell site deployments of Phase I and Phase II services, offset by $2.5 million of costs to deliver the services.

Income Tax Expense

Income tax expense increased from $928,000 to $1.7 million based on higher income before taxes of $4.7 million compared to $2.5 million in 2004, as well as a lower estimated effective tax rate in 2005 of 36.0% compared to 36.8% in 2004.

Results of Operations by Business Unit

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The following table sets forth, for the periods indicated, our consolidated statements of operations by business segment reflected as a percentage of total revenue:

	Wireline		Wireless
	2005	2004	2005	2004
Total revenue	100%	100%	100%	100%
Direct costs	59%	55%	50%	53%
Indirect business unit costs	11%	15%	10%	13%
Corporate overhead	21%	23%	22%	20%
Total costs and expenses	91%	93%	82%	86%
Income from operations	9%	7%	18%	14%
Net interest expense	0%	1%	0%	1%
Income before income taxes	9%	6%	18%	13%
Income tax expense	5%	3%	4%	3%
Income from continuing operations	4%	3%	14%	10%
Income (loss) from discontinued operations, net of income tax benefit (expense)	(0)%	2%	0%	0%
Net income	4%	5%	14%	10%

Wireline Business Unit

Wireline revenue increased from $18.7 million to $23.1 million for the three months ended March 31, 2005 (see previous discussion in “Total Company” section).

Direct costs increased $3.2 million to $13.6 million during the three months ended March 31, 2005, resulting in a gross margin of 41% for the three months ended March 31, 2005 as compared to 45% for the three months ended March 31, 2004. The increase in direct costs and the resulting reduction in gross margin are primarily attributable to an increase in capitalized software amortization and equipment costs associated with significant software feature and system sales to ILEC customers.

Indirect costs decreased from $2.8 million to $2.5 million for the three months ended March 31, 2005 due to cost control measures.

Wireless Business Unit

Wireless revenue increased $3.6 million to $14.5 million for the three months ended March 31, 2005 as a result of continued deployments of Phase I and Phase II services.

Direct costs increased by $1.5 million to $7.3 million for the three months ended March 31, 2005.  Costs increased due to the hiring of additional operations staff to support cell site implementations, and due to a reduction in deferrable costs associated with new cell site deployments. Direct costs decreased as a percentage of revenue, from 53% to 50%, primarily due to economies of scale associated with the increase in the number of cell sites under management and the resulting increased revenue base.

Corporate Overhead

Corporate overhead expenses, consisting of expenses incurred by various corporate support units, increased by $1.7 million to $8.1 million, due primarily to increased sales, marketing and business development efforts, annual pay adjustments, and increased corporate governance costs (including legal, insurance, and accounting expenses).

Balance Sheet Items

As of March 31, 2005 Compared to December 31, 2004

Current assets decreased $716,000 to $74.2 million at March 31, 2005.  This decrease is primarily the result of the following factors:

•                  Cash and cash equivalents decreased $5.7 million to $5.0 million at March 31, 2005. The decrease is attributable to net cash used in investing activities of $7.2 million, offset by net cash provided by financing activities of $231,000 and by net cash provided by operating activities of $1.3 million;

•                  Short-term investments increased $5.5 million to $34.2 million at March 31, 2005, primarily due to investment activity during the quarter ended March 31, 2005 and an increase in investments with maturities of one year or less at March 31, 2005;

•                  Accounts receivable and unbilled revenue increased $1.4 million to $20.6 million at March 31, 2005. The increase is primarily attributable to certain late customer billings during

•                  Prepaids and other increased $524,000 to $3.6 million at March 31, 2005, as a result of advance payments for maintenance associated with system sales to Wireline customers; and

•                  Deferred income taxes current portion decreased $2.3 million to $5.2 million due to utilization of short-term deferred tax assets to offset income taxes.

Non-current assets decreased $3.8 million to $72.9 million at March 31, 2005, primarily due to the following:

•                  Software development costs decreased $1.0 million to $15.6 million at March 31, 2005, primarily due to amortization of $2.7 million, offset by $1.7 million of additional investments in several significant projects during the first quarter of 2005;

•                  Property and equipment, net decreased $1.2 million to $21.5 million at March 31, 2005, primarily attributable to depreciation expense;

•                  Long-term investments decreased $898,000 to $0 at March 31, 2005 as the investments at March 31, 2005 had maturity dates that were less than one year in the future; and

•                  Goodwill decreased $341,000 to $29.9 million at March 31, 2005 due to foreign currency exchange rate fluctuations between the Swiss franc and the US dollar.

Current liabilities decreased $6.7 million to $28.8 million at March 31, 2005 primarily as a result of the following factors:

•                  Accounts payable and accrued liabilities increased $980,000 due to the timing of certain payments during month-end processing at March 31, 2005; and

•                  Deferred contract revenue short-term decreased $7.7 million to $12.0 million at March 31, 2005, primarily attributable to the recognition of previously deferred revenue associated with additional cell site deployments in Wireless and the recognition of previously deferred revenue associated with the delivery of software feature and system sales in Wireline.

Long-term liabilities decreased $1.2 million to $10.5 million at March 31, 2005 as a result of an $887,000 reduction in the net deferred tax liability, a $142,000 reduction in capital lease obligations due to principal payments and the due dates of future principal payments, and a $218,000 reduction in long-term deferred revenue due to the recognition of revenue during the first quarter of 2005.

Liquidity and Capital Resources

Cash Requirements

In addition to our known significant contractual obligations, which are comprised of $27.2 million of operating lease obligations, $2.6 million of capital lease obligations, the $2.0 million term loan and line of credit and $4.6 million of mandatorily redeemable preferred stock, we estimate that we will require cash to:

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

•                  Continue to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002; and

•                  Complete potential acquisitions.

During the second quarter of 2005, we estimate that we will spend $1.0 million to $2.0 million for capital expenditures to support the above initiatives and $1.2 million to $1.8 million related to capitalized software projects.  We expect to fund our capital obligations and ongoing operational activities with cash provided by operations and existing cash, cash equivalents and short-term investment balances at March 31, 2005 of $39.2 million.

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

We estimate that we will enter into additional capital leases during the second quarter of 2005 to finance major hardware and software purchases at a level commensurate with past years. We may also require cash to complete acquisitions. At present, we have no binding commitments with any third parties to obtain any material amount of equity or debt financing other than the equity and debt financing arrangements described in this report. However, if business opportunities arise in the future, we may enter into equity and/or debt financing arrangements to satisfy actual or anticipated capital needs.

In 2003, we expanded our revolving line of credit with GE Capital from $15.0 million to $20.0 million. We also entered into a second term loan for $10.0 million to refinance the then-outstanding principal balance on our revolving line of credit and fund continued operations. These financings were done to provide additional flexibility and capacity to meet our short- and long-term needs and to lower the effective interest rate. The expansion of our revolving credit facility and the $10.0 million term loan also lowered the interest rate on outstanding principal to a floating LIBOR-based rate, which was 6.31% at March 31, 2005, and extended the due date on outstanding principal on the revolver from July 2004 to December 2006.  We cannot predict the future direction of interest rates.  A rise in interest rates would negatively impact our net income and cash flow. See “Item 3.Quantitative and Qualitative Disclosures About Market Risk.”

Sources and Uses of Cash

Operating Activities

The following summarizes our cash provided by operating activities:

•                  Three months ended March 31, 2005—$1.3 million

•                  Three months ended March 31, 2004—$7.0 million

Our cash from operations of $1.3 million for the three months ended March 31, 2005 was due primarily to net income of $2.9 million, $5.2 million of non-cash depreciation and amortization and benefits of deferred tax assets of $1.5 million, offset by cash outflows from changes in deferred revenue of $7.5 million and use of cash from other working capital of $1.1 million.  The decrease in cash provided by operating activities from 2005 to 2004 was primarily a result of the recognition of previously deferred revenues in the three month period ended March 31, 2005 for which the cash associated with these revenues had either previously been collected, or had previously been billed and was not collected as of March 31, 2005.  Also, our days sales outstanding, or DSO, defined as ending gross accounts receivable and unbilled revenue divided by the trailing 90 days average daily sales, increased from 46 days at March 31, 2004 to 50 days at March 31, 2005.  The increase is primarily attributable to administrative delays in issuing February month-end invoices due to staffing turnover which resulted in delays in collections from certain customers.  The collection of these invoices occurred in April 2005.

We cannot predict whether we will be able to improve or maintain our DSO performance.

Investing Activities

The following summarizes our cash used in investing activities:

•                  For three months ended March 31, 2005—$7.2 million

•                  For three months ended March 31, 2004—$6.1 million

Our use of cash for investing activities of $7.2 million for the three months ended March 31, 2005 was primarily attributable to our investments in capital assets and software development projects totaling $2.3 million and our net purchase of short- and long-term investments of $4.6 million.  The purchases of short- and long-term investments consisted primarily of US government treasury securities, commercial paper, mortgage backed securities, commercial notes and bonds and municipal securities.  We had net sales of short- and long-term investments of $717,000 during the three months ended March 31, 2004.  Capital asset purchases of $609,000 during the three months ended March 31, 2005 related primarily to additional hardware and software investments to enhance our infrastructure and software applications.  Such purchases during the same period in 2004 totaled $485,000. We also acquired $245,000 of additional equipment and software through capital leases during the first three months of 2005, compared to $294,000 of equipment through capital leases during the first three months of 2004.

Our software development investments during the first three months of 2005 totaled $1.7 million, compared to $2.0 million during the same period in 2004. We invested in several significant software development efforts during these periods, including new product offerings in Wireline, our IEN product and our V9-1-1SM Mobility Service (designated for VoIP 9-1-1 services).

Cash used in investing activities for the three months ended March 31, 2004 included $4.4 million to complete our acquisition of bmd Wireless AG.

Financing Activities

The following table summarizes our cash provided from financing activities:

•                  Three months ended March 31, 2005—$231,000

•                  Three months ended March 31, 2004—$478,000

During the first three months of 2005, we repaid $455,000 on capital lease obligations, offset by proceeds received from stock options and warrants totaling $686,000.  For the three months ended March 31, 2004, we repaid $958,000 on capital lease obligations and paid principal payments of $1.1 million for notes payable to GE Capital.  These notes were repaid in full in December 2004; as a result, for the three months ended March 31, 2005, we made no payments on notes payable.  Also, in the three months ended March 31, 2004, we received $2.5 million in proceeds from stock option and warrant exercises.

As of March 31, 2005, we have a revolving line of credit that is available to meet operating needs. Borrowing availability may not exceed the lower of: (i) $20.0 million; or (ii) two times the adjusted trailing twelve month EBITDA (or $20.0 million at March 31, 2005) as defined in the line of credit agreement, which was amended in November 2003. The interest rate on amounts borrowed under the line of credit is equal to the lower of the prime rate plus 1.5%, which was 7.25% as of March 31, 2005, or LIBOR plus 3.75% per annum, which was 6.31% as of March 31, 2005. The line of credit matures on December 31, 2006, requires a $2.0 million minimum balance to be maintained and is collateralized by accounts receivable and certain other assets. As of March 31, 2005, $2.0 million was outstanding and an additional $17.2 million was available for additional borrowings.  We are utilizing $850,000 of the credit line to satisfy letter of credit obligations related to the occupancy of our primary facilities in Longmont, Colorado and Lisle, Illinois.

We also have access to a maximum of $12.5 million through capital lease lines with three entities. The interest rate is equal to each lessor’s cost of funds plus an additional interest rate profit at the time of each lease. Each lease schedule is collateralized by the underlying assets and is subject to review and approval by the lessor at the time of our application. Each lease has either a 24-month or a 36-month term. As of March 31, 2005, we have utilized approximately $2.6 million of the $12.5 million available under the capital lease lines.

Covenant Compliance

We were in compliance with all debt covenants as of March 31, 2005.

Assessment of Future Liquidity and Results of Operations

Liquidity.  Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to adequately fund our operations through at least the next twelve months. In making this assessment, we have considered:

•                  Our consolidated cash and cash equivalents and short-term investments of $39.2 million as of March 31, 2005;

•                  The availability of funding under our revolving credit facility;

•                  The anticipated level of capital expenditures and investments in capitalized software during the remainder of 2005;

•                  The remaining payment of approximately $4.6 million related to the mandatorily redeemable preferred stock payable due in June 2005;

•                  Our expectation of realizing positive cash flow from operations through the remainder of 2005.

The availability of borrowings under our credit facility and lease line of credit is subject to covenants and limitations and require us to maintain compliance with specified operating and financial covenants. While we were in compliance with all covenants at March 31, 2005, there can be no assurance that we will continue to be in compliance with these covenants over time, especially if our debt borrowings increase or our operating results are not sufficient to cover our fixed financing payments.

Results of Operations.  Although we will continue to generate positive cash flows from operations, there are several factors that may affect our results of operations in the last nine months of 2005.  These factors include, but are not limited to, the following:

•                  Consolidations among our Wireline and Wireless customers, which may result in volume price discounts;

•                  Uncertainty regarding the size and timing of near-term licensed product sales;

•                  Contract renegotiations and extensions, especially in our Wireless business unit, which are subject to competitive pressure and may result in discounted prices; and

•                  Operating deficits for our new product initiatives, such as IntelliCast, and in our Swiss subsidiary, bmd wireless AG.

Among other things, one of our major ILEC contracts and seven of our largest thirteen Wireless contracts are scheduled to expire in 2005.  Furthermore, consolidations among our telecommunications customers, especially in the wireless sector, involve integration risk and create uncertainties related to our pricing structure and operating results.

Summary.  Although we believe that we are well positioned to compete, customer consolidations and contract renegotiations may have a material adverse effect on our ability to renew contracts as they expire or to maintain current price levels, especially where a consolidated customer base will be able to negotiate volume price discounts and where we must recognize deferred revenue over an extended contract term. Many of our customers have substantially greater resources than us and we may experience some price degradation or customer loss. Moreover, the size and timing of license product sales are expected to be erratic over the next several quarters. As a result, we cannot be certain that third party financial forecasts will prove to be accurate. Customer consolidations, uncertain license product sales and contract renegotiations may have a material adverse effect on our revenues and operating results in the last nine months of 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk to the extent that United States interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. The interest payable on our line of credit and one of our two term loans is determined based on the lower of prime rate plus 1.5% or LIBOR plus 3.75% per annum, and, therefore, is affected by changes in market interest rates; similarly, the interest payable on our second term loan is prime-based and, therefore, is subject to market interest rate fluctuations. Interest rates on our capital lease lines are dependent on interest rates in effect at the time the lease line is drawn upon. Total liabilities outstanding at March 31, 2005 under the line of credit and capital lease lines were approximately $4.6 million. Based on amounts borrowed as of March 31, 2005, we would have a resulting decline in future annual earnings and cash flows of approximately $46,000 for every 1% increase in prime lending rates. We have no plans to use derivative instruments or engage in hedging activities.

Foreign Currency Risk

bmd wireless AG conducts business in Euros and Swiss francs.  As of March 31, 2005, bmd had approximately $465,000 in accounts receivable and $48,000 in unbilled receivables that are exposed to foreign currency exchange risk.  During the three months ended March 31, 2005, we recorded transaction gains of $24,000 on foreign currency denominated receivables.  Although we do not believe that this risk is material to Intrado, we will continue to monitor our foreign currency risk and will record transaction gains or losses as a component of other (expense)/income in our Consolidated Statements of Operations.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2005, we issued the following unregistered securities:

•                  On March 21, 2005, we issued 46,746 shares of common stock pursuant to the “earn-out” provision in the February 20, 2004 Share Purchase Agreement, thereby completing the acquisition of bmd wireless AG (our wholly owned Swiss subsidiary).  These shares were issued to the former stockholders of bmd wireless AG pursuant to Regulation S, the exemption from registration for offers and sales of securities made outside the United States.

•                  On March 21, 2005, we issued 2,337 shares of common stock as a “finder’s fee” to White Hawk Associates, LLC, the agent of the former stockholders of bmd wireless AG.  These shares, which represent 5% of the earn-out shares issued to the former stockholders of bmd wireless AG, were issued pursuant to Section 4(2) of the Securities Act of 1933.

TEM 6.  EXHIBITS.

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

Date: May 10, 2005

INTRADO INC.
a Delaware corporation

By:	/s/ George Heinrichs
	Name:	George Heinrichs
	Title:	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Michael D. Dingman, Jr.
	Name:	Michael D. Dingman, Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)