Form 10-Q
period 2005-06-30
INTRADO INC
filed 2005-08-09
CIK 924505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2005

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

Yes  ☒     No  ☐

As of August 1, 2005, there were 17,732,039 shares of common stock outstanding.

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

•                  Whether acquisitions, consolidations, bankruptcies and reorganizations among our telecommunications customers will result in volume pricing discounts or otherwise have a material adverse effect on our market share, revenue, liquidity and profitability;

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

•                  Whether our efforts to expand into European, Asian and other international markets will prove to be economically viable and whether we will be able to generate revenue sufficient to recover our investment in bmd wireless AG or other international investments;

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

ii

INDEX

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited):
Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004
Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004
Consolidated Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004
Notes to Consolidated Financial Statements
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Item 4 – Controls and Procedures

PART II – OTHER INFORMATION

Item 4 – Submission of Matters to a Vote of Security Holders
Item 6 – Exhibits
Signatures
Certifications

iii

PART I - FINANCIAL INFORMATION

INTRADO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data; Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Wireline	$19,852	$18,612	$42,934	$37,305
Wireless	14,653	12,925	29,135	23,787
Total revenues	34,505	31,537	72,069	61,092

Costs and expenses:
Direct costs—Wireline	12,316	11,634	25,866	21,960
Direct costs—Wireless	6,893	7,005	14,152	12,809
Sales and marketing	5,868	4,845	11,332	9,355
General and administrative	5,186	6,013	10,828	11,543
Research and development	803	756	1,746	1,339
Total costs and expenses	31,066	30,253	63,924	57,006
Income from operations	3,439	1,284	8,145	4,086

Other income (expense):
Interest and other income	278	93	443	180
Interest and other expense	(180)	(326)	(388)	(694)
Income before income taxes	3,537	1,051	8,200	3,572

Income tax expense	1,306	478	2,985	1,406

Income from continuing operations	2,231	573	5,215	2,166

Discontinued operations:
Income (loss) from discontinued operations before income taxes	27	(653)	(106)	(123)
Income tax benefit (expense)	(10)	251	41	49

Income (loss) from discontinued operations	17	(402)	(65)	(74)

Net income	$2,248	$171	$5,150	$2,092

Net income (loss) per share:

Basic:
Continuing operations	$0.13	$0.03	$0.29	$0.13
Discontinued operations	0.00	(0.02)	(0.00)	(0.01)
Total	$0.13	$0.01	$0.29	$0.12

Diluted:
Continuing operations	$0.12	$0.03	$0.29	$0.12
Discontinued operations	0.00	(0.02)	(0.01)	(0.00)
Total	$0.12	$0.01	$0.28	$0.12

Shares used in computing net income per share:
Basic	17,676,123	17,069,354	17,603,089	16,937,933
Diluted	18,284,288	18,072,533	18,219,403	18,114,282

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands; Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$44,959	$10,657
Short-term investments	—	28,705
Accounts receivable, net of allowance for doubtful accounts of $309 and $190	16,986	17,556
Unbilled revenue	2,146	1,675
Prepaids and other	3,052	3,032
Deferred contract costs	4,183	5,775
Deferred tax asset	3,043	7,507
Total current assets	74,369	74,907
Property and equipment, net of accumulated depreciation of $50,540 and $46,591	21,288	22,703
Goodwill	29,573	30,278
Other intangibles, net of accumulated amortization of $8,499 and $7,836	3,597	4,260
Long-term investments	—	898
Deferred contract costs	2,838	1,541
Deferred tax asset	854	—
Software development costs, net of accumulated amortization of $12,112 and $8,875	15,281	16,551
Other assets	325	410

Total assets	$148,125	$151,548

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$9,418	$9,777
Current portion of capital lease obligations	1,689	1,504
Mandatorily redeemable preferred stock payable	—	4,431
Deferred contract revenue	13,000	19,742
Total current liabilities	24,107	35,454
Capital lease obligations, net of current portion	1,776	1,312
Line of credit	2,000	2,000
Deferred rent, net of current portion	1,689	1,643
Deferred contract revenue	7,847	5,620
Deferred tax liability	—	1,174
Total liabilities	37,419	47,203
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; 0 and 4,552 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 17,726,400 and 17,473,860 shares issued and outstanding	18	17
Accumulated other comprehensive income (loss)	(144)	656
Additional paid-in capital	114,202	112,192
Accumulated deficit	(3,370)	(8,520)
Total stockholders’ equity	110,706	104,345
Total liabilities and stockholders’ equity	$148,125	$151,548

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands; Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Cash flows from operating activities:
Net income	$2,248	$171	$5,150	$2,092
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,865	3,966	9,039	7,845
Asset impairment	—	2,536	—	2,536
Tax benefit for stock option exercises	149	289	353	1,302
Loss from sale of discontinued operations, net of tax	10	—	5	—
Accretion of interest on mandatorily redeemable preferred stock payable	52	(140)	120	(2)
Stock-based compensation	52	31	111	101
Provision for doubtful accounts	59	119	129	161
Other, including loss on disposal of assets	10	3	36	9
Change in:
Accounts receivable and unbilled revenue	1,417	(6,500)	(97)	(4,716)
Prepaids and other assets	537	(142)	49	(1,100)
Deferred contract costs	179	(115)	257	(421)
Deferred income taxes	1,014	(63)	2,468	39
Accounts payable and accrued liabilities	(1,217)	(1,828)	(385)	(2,174)
Deferred revenue	3,385	1,340	(4,145)	997
Net cash provided by (used in) operating activities	11,760	(333)	13,090	6,669

Cash flows from investing activities:
Acquisition of property and equipment	(665)	(321)	(1,274)	(806)
Purchases of investments	(413)	(22,093)	(9,109)	(29,726)
Proceeds from sales of investments	34,653	14,803	38,713	23,153
Capitalized software development costs	(1,248)	(2,616)	(2,944)	(4,587)
Cash paid on disposal of discontinued operations	9	—	(282)	—
Acquisition, net of cash acquired	—	20	—	(4,354)
Net cash provided by (used in) investing activities	32,336	(10,207)	25,104	(16,320)

Cash flows from financing activities:
Principal payments on capital lease obligations	(404)	(804)	(859)	(1,762)
Principal payments on notes payable and mandatorily redeemable preferred stock	(4,552)	(5,380)	(4,552)	(6,464)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	881	1,192	1,567	3,712
Net cash used in financing activities	(4,075)	(4,992)	(3,844)	(4,514)

Effect of exchange rate changes on cash	(24)	4	(48)	4

Net increase (decrease) in cash and cash equivalents	39,997	(15,528)	34,302	(14,161)

Cash and cash equivalents, beginning of period	4,962	18,648	10,657	17,281
Cash and cash equivalents, end of period	$44,959	$3,120	$44,959	$3,120

Supplemental schedule of noncash financing and investing activities:

Property and equipment acquired under capital leases and accounts payable	$1,512	$685	$1,757	$979

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements included herein reflect all adjustments, consisting only of normal and/or recurring adjustments, which in the opinion of management are necessary to fairly state the consolidated financial position, results of operations and cash flows of Intrado Inc. (“Intrado” or the “Company”) for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for subsequent quarterly periods or for the entire fiscal year ending December 31, 2005.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s presentation.  These reclassifications included modifications to the Company’s segment reporting (see Note 5).

Financial Instruments

As of December 31, 2004, the Company re-evaluated the maturity dates associated with the underlying investments, and reclassified its auction rate securities (“ARS”), previously classified as cash equivalents, as short-term investments.  The amounts reclassified from cash equivalents to short- and long-term investments at December 31, 2004 and June 30, 2004 were $20.5 million and $27.3 million, respectively.  The Company also made corresponding adjustments to its consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.  These reclassifications had no impact on the Company’s consolidated results of operations.

Investments are recorded at fair market value. Unrealized gains or losses pertaining to ARS are reported as part of Other Comprehensive Income because they are classified as available-for-sale securities. Purchases and sales of available-for-sale investments are shown at their fair market values in the investing section of the consolidated statements of cash flows. The following table summarizes the aggregate fair values of all available-for-sale securities by major security types and the contractual maturities of these securities as of June 30, 2005 and December 31, 2004, respectively (amounts in thousands, except for maturity ranges):

	Fair Value as of June 30, 2005	Fair Value as of December 31, 2004	Range of Contractual Maturities
US government debt	$—	$2,704	15 to 75 days
Corporate debt	—	3,768	3 to 13 months
Auction rate securities	—	31,042	5 days to 3 years
Total	$—	$37,514

Goodwill and Other Intangibles

During the six months ended June 30, 2005, the change in the goodwill balance is attributed to foreign currency translation adjustments between the Swiss Franc and U.S. dollar.

Other intangibles related to the Company’s acquisitions are being amortized over their estimated lives ranging from three to seven years. The following table provides information about the Company’s other intangibles as of June 30, 2005 (in thousands):

	Gross	Accumulated
	Balance	Amortization	Total
Amortizable other intangibles:
Customer contracts	$3,916	$(3,681)	$235
Intellectual property	8,180	(4,818)	3,362

Total	$12,096	$(8,499)	$3,597

During the six months ended June 30, 2005, the Company recognized amortization expense of $85,000 related to customer contracts and $578,000 related to intellectual property.

Software

During the six months ended June 30, 2005 and 2004, the Company eliminated fully-amortized capitalized software assets of $849,000 and $1.0 million, respectively, from its software development costs and related accumulated amortization balances. During the six months ended June 30, 2005, the Company amortized $4.2 million of capitalized software and capitalized an additional $2.9 million of software development costs.

Income Taxes

For the three and six months ended June 30, 2005, the Company recognized $1.3 million and $3.0 million, respectively, of income tax expense on income from continuing operations, based on the Company’s estimated effective tax rate of 36.4% for income from continuing operations for the year ending December 31, 2005.  The Company also recognized $10,000 of tax expense and $41,000 of tax benefit related to its income from discontinued operations of $27,000 for the three months ended June 30, 2005 and its loss from discontinued operations of $106,000 for the six months ended June 30, 2005, respectively.  For the three and six months ended June 30, 2004, the Company recognized

$478,000 and $1.4 million, respectively, of income tax expense on income from continuing operations, based on the Company’s estimated effective tax rate of 39.4% for income from continuing operations for the year ended December 31, 2004; the Company also recognized $251,000 and $49,000 of income tax benefit related to its loss from discontinued operations of $653,000 and $123,000 for the three and six months ended June 30, 2004, respectively.

Stock-Based Compensation Plans

At June 30, 2005, the Company has two stock-based employee compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to stock-based employee compensation (in thousands except per share amounts).  For the purposes of pro forma disclosure presented in the table to follow, the Company has computed the fair values of options granted under the plans using the Black-Scholes option pricing model and the following weighted-average assumptions for the periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.65%	3.80%	3.65%	3.80%
Expected dividend yield	—	—	—	—
Estimated life	4.2 years	4.2 years	4.2 years	4.2 years
Volatility	52.40%	47.56%	44.14%	47.56%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income, as reported	$2,248	$171	$5,150	$2,092
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(691)	(1,085)	(1,433)	(2,223)

Pro forma net income (loss)	$1,557	$(914)	$3,717	$(131)

Net income (loss) per share:
Basic – as reported	$0.13	$0.01	$0.29	$0.12
Basic – pro forma	$0.09	$(0.05)	$0.21	$(0.01)

Diluted – as reported	$0.12	$0.01	$0.28	$0.12
Diluted – pro forma	$0.09	$(0.05)	$0.20	$(0.01)

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources, including unrealized holding gains and losses from available-for-sale securities, and cumulative translation adjustments related to the Company’s Swiss subsidiary.

Total comprehensive income for the three and six months ended June 30, 2005 and 2004 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income	$2,248	$171	$5,150	$2,092
Cumulative translation adjustment	(423)	4	(836)	4
Reclassification adjustment for realized losses included in net income	31	—	36	—
Comprehensive income	$1,856	$175	$4,350	$2,096

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

The 49,083 Earn-out Shares were issued at $12.02 per share, the closing price of Intrado’s common stock on March 21, 2005.  In 2004, the Company had recorded approximately $594,000 for the Earn-out Shares as additional paid-in capital and as an additional goodwill impairment charge in conjunction with its 2004 annual asset impairment analysis under SFAS No. 142, “Goodwill and Other Intangible Assets.”

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of Intrado and bmd, on a pro forma basis, as though the companies had been combined as of the beginning of 2004. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the six-month period ended June 30, 2004. The pro forma condensed combined statement of operations for the six months ended June 30, 2004 combines the historical results for Intrado for the six months ended June 30, 2004, and the historical results for bmd for the six months ended June 30, 2004.  The following amounts are in thousands, except per share amounts:

Six Months Ended June 30, 2004

Revenues	$64,472
Net income	$2,054
Basic income per share	$0.12
Diluted income per share	$0.11

NOTE 3 – DISCONTINUED OPERATIONS

On February 10, 2005, the Company sold its Palladium business, a reporting unit in the Company’s Wireline business unit, to Tel-Control, Inc. (“TCI”). Under the terms of the Asset Purchase Agreement, the Company agreed to assign its maintenance contracts and certain intellectual property rights acquired from Lucent Public Safety Systems (“LPSS”) to TCI. The Company retained rescission rights if TCI fails to adequately perform future maintenance, or if TCI becomes insolvent. The Company wrote off $322,000 of assets as of December 31, 2004, which included a goodwill impairment charge of $222,000 and the write-off of other intangible assets.  During the three and six months ended June 30, 2005, the Company recorded $17,000 of net income and $65,000 of net loss, respectively, from discontinued operations from the Palladium reporting unit.

The following amounts related to the Palladium business have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Total revenues	$50	$804	$391	$3,381
Direct costs	23	1,194	292	3,264
Gross profit	27	(390)	99	117
Total costs and expenses	0	(263)	(277)	(240)
Income (loss) from operations	27	(653)	(178)	(123)
Other income	0	—	72	—
Income (loss) before income taxes	27	(653)	(106)	(123)
Income tax benefit (expense)	(10)	251	41	49
Net income (loss)	$17	$(402)	$(65)	$(74)

The assets and liabilities of the discontinued operations as of February 10, 2005, the date of the Palladium sale, were considered to be immaterial to the Company’s consolidated balance sheet.

During the six months ended June 30, 2005, and pursuant to the terms of the Asset Purchase Agreement, the Company paid TCI approximately $291,000 for amounts previously billed to customers and collected by the Company that were classified as deferred revenue.  During the second quarter of 2005, and in accordance with the terms of the Asset Purchase Agreement, the Company also billed certain customers on TCI’s behalf and remitted approximately $386,000 in related collections to TCI.

NOTE 4 – INCOME PER SHARE

The Company presents basic and diluted income or loss per share in accordance with SFAS No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted income per share.  Under this statement, basic income per share is determined by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  The treasury stock method, using the average price of the Company’s common stock for the period, is applied to determine dilution from options and warrants.  The as-if-converted method is used for convertible securities.  Common stock options with exercise prices greater than market price on June 30, 2005 were not included in the calculations of dilutive income per share for the three and six months ended June 30, 2005; these options totaled 1,102,417 and 1,125,620, respectively.  Common stock options with exercise prices greater than market price on June 30, 2005 were not included in the calculations of dilutive income per share for the three and six months ended June 30, 2004; these options totaled 219,740 and 136,336, respectively.

A reconciliation of the numerators and denominators used in computing per share net income is as follows (in thousands except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$2,248	$171	$5,150	$2,092
Denominator for basic income per share:
Weighted average common shares outstanding	17,676,123	17,069,354	17,603,089	16,937,933
Denominator for diluted income per share:
Weighted average common shares outstanding	17,676,123	17,069,354	17,603,089	16,937,933
Options issued to employees and warrants outstanding	608,165	1,003,179	616,314	1,176,349
Denominator for diluted income per share	18,284,288	18,072,533	18,219,403	18,114,282

NOTE 5 – REPORTABLE SEGMENTS

The Company manages its internal operating units by aggregating similar service offerings with organizational supervision and decision-making authorities.  Effective January 1, 2005, the Company realigned its internal operating units based on the economic characteristics of the operating units and their respective products, services and customers.  As a result, the Company has two reportable segments:  Wireline and Wireless. Wireline provides 9-1-1 data management systems and services, IntelliCastSM notification services and Commercial Database services to incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), independent operating companies (“IOCs”), Voice over Internet Protocol (“VoIP”) carriers and the State of Texas. Wireless provides wireless E9-1-1 Phase I and Phase II and hosted Position Determination Entity (“PDE”) services to wireless carriers.

Direct costs in each business unit include all costs directly attributable to a business unit’s operations and revenue-earning activities. Indirect expenses include indirect business unit costs, corporate overhead and income taxes.  Indirect business unit costs consist of the costs of business unit support functions, including sales and marketing, general and administrative, and research and development. Corporate overhead includes these same costs allocated from corporate to the Wireline and Wireless business units based on the percentage of total Company revenue each unit generates in the reported period. Income taxes are also allocated to the business units based on the percentage of income before taxes each unit generated in the period. The expenses allocated from corporate are shown as a separate line item below direct and indirect costs. Corresponding items for segments in 2004 have been reclassified to conform to the Company’s new segments in 2005.

The Company does not segregate assets between segments as it is currently impractical to do so. On a geographical basis, the vast majority of the Company’s revenues are derived in the United States, and segments are determined based on aggregation of customers and associated products and services, not geographical regions. The Company operates its bmd subsidiary in Zug, Switzerland, but bmd’s revenue and operating income contributions are not material to the Company’s consolidated results of operations. The Company included the results of operations for bmd within the Wireless business unit for the period February 20, 2004 (date of acquisition) through June 30, 2005.  Also, the Company formed Intrado International Ltd., an Irish corporation, to conduct certain European business development activity in 2004, but the Irish subsidiary has had no revenue-generating activities to date.

	For the Three Months Ended June 30,
	(dollars in thousands)
	WIRELINE		WIRELESS		TOTAL
	2005	2004	2005	2004	2005	2004

Data management	$13,370	$13,278	$13,620	$11,989	$26,990	$25,267
Maintenance	5,290	4,351	116	78	5,406	4,429
Systems	716	583	242	413	958	996
Professional services	476	400	675	445	1,151	845
Total revenues	19,852	18,612	14,653	12,925	34,505	31,537

Direct costs (1)	12,316	11,634	6,893	7,005	19,209	18,639
Indirect business unit costs	2,559	2,486	1,540	1,084	4,099	3,570
Corporate overhead	4,500	4,827	3,258	3,217	7,758	8,044
Total costs and expenses	19,375	18,947	11,691	11,306	31,066	30,253

Income (loss) from operations	477	(335)	2,962	1,619	3,439	1,284

Interest and other income	161	56	117	37	278	93
Interest and other expense	(109)	(196)	(71)	(130)	(180)	(326)
Net interest income (expense)	52	(140)	46	(93)	98	(233)

Income (loss) before income taxes	529	(475)	3,008	1,526	3,537	1,051
Income tax expense	195	298	1,111	180	1,306	478

Income (loss) from continuing operations	334	(773)	1,897	1,346	2,231	573
Income (loss) from discontinued operations, net of income taxes	17	(402)	—	—	17	(402)

Net income (loss)	$351	$(1,175)	$1,897	$1,346	$2,248	$171

	For the Six Months Ended June 30,
	(dollars in thousands)
	WIRELINE		WIRELESS		TOTAL
	2005	2004	2005	2004	2005	2004

Data management	$26,441	$27,236	$27,512	$22,527	$53,953	$49,763
Maintenance	9,756	7,756	143	116	9,899	7,872
Systems	5,970	1,809	359	426	6,329	2,235
Professional services	767	504	1,121	718	1,888	1,222
Total revenues	42,934	37,305	29,135	23,787	72,069	61,092

Direct costs (1)	25,866	21,960	14,152	12,809	40,018	34,769
Indirect business unit costs	5,051	5,289	3,024	2,481	8,075	7,770
Corporate overhead	9,424	9,129	6,407	5,338	15,831	14,467
Total costs and expenses	40,341	36,378	23,583	20,628	63,924	57,006

Income from operations	2,593	927	5,552	3,159	8,145	4,086

Interest and other income	263	114	180	66	443	180
Interest and other expense	(236)	(443)	(152)	(251)	(388)	(694)

Net interest income (expense)	27	(329)	28	(185)	55	(514)

Income before income taxes	2,620	598	5,580	2,974	8,200	3,572
Income tax expense	1,320	853	1,665	553	2,985	1,406

Income (loss) from continuing operations	1,300	(255)	3,915	2,421	5,215	2,166
Loss from discontinued operations, net of income taxes	(65)	(74)	—	—	(65)	(74)

Net income (loss)	$1,235	$(329)	$3,915	$2,421	$5,150	$2,092

(1)          Includes asset impairment charges of $588,000 for Wireless and $1.9 million for Wireline for the three and six months ended June 30, 2004.

The following tables depict: (a) the amount of capitalized software assets assigned to each reportable segment; and (b) the amount of depreciation and amortization expenses recorded in each segment for the respective periods used in determining the segment’s operating results by the chief operating decision maker.  Certain capitalized software and other fixed assets, and the resulting depreciation and amortization expense, are not assigned to reporting segments as they represent assets not specifically identifiable to any given segment.  Rather, these assets are recorded in various corporate support units and allocated to segments via a corporate overhead allocation that is based on weighted revenue of the given segment for the given period.  These expenses are recorded in indirect costs for purposes of determining segment profitability.

	As of and for the Three Months Ended June 30,
	(dollars in thousands)
	WIRELINE		WIRELESS		TOTAL
	2005	2004	2005	2004	2005	2004
Carrying value, gross	$18,005	$14,533	$6,123	$5,379	$24,128	$19,912
Accumulated amortization	(6,854)	(4,760)	(3,920)	(1,920)	(10,774)	(6,680)
Carrying value, net	$11,151	$9,773	$2,203	$3,459	$13,354	$13,232
Total depreciation and amortization expenses included in direct costs for the period	$1,939	$1,807	$1,132	$1,199	$3,071	$3,006
Total depreciation and amortization expenses included in indirect costs for the period	$485	$582	$309	$334	$794	$916
Total depreciation and amortization expenses included in discontinued operations for the period	$—	$44	$—	$—	$—	$44

	For the Six Months Ended June 30,
	(dollars in thousands)
	WIRELINE		WIRELESS		TOTAL
	2005	2004	2005	2004	2005	2004
Total depreciation and amortization expenses included in direct costs for the period	$5,030	$3,464	$2,319	$2,281	$7,349	$5,745
Total depreciation and amortization expenses included in indirect costs for the period	$1,022	$1,130	$661	$882	$1,683	$2,012
Total depreciation and amortization expenses included in discontinued operations for the period	$7	$88	$—	$—	$7	$88

NOTE 6 – RELATED PARTY TRANSACTIONS

TechnoCom Corporation

During the year ended December 31, 2002, the Company purchased 294,118 shares of TechnoCom Corporation’s Series A Preferred Stock for $500,000, representing 2.9% of the aggregate dilutive voting power of TechnoCom as of September 30, 2002. The Company did not exercise any control or influence over TechnoCom and did not have any board representation. As a result, the Company accounted for its investment on a cost rather than equity basis.  On March 25, 2004, TechnoCom redeemed the Company’s preferred stock by issuing a $500,000 promissory note, which bears interest at 4% per year. The Company will receive principal and interest payments on the remaining $275,000 note balance as of June 30, 2005 in quarterly installments of $27,000 through March 2008.

TechnoCom is under contract to provide development and implementation services to the Wireless business unit in connection with the Company’s Position Determination Entity (“PDE”) product offering.  TechnoCom also provides subcontracted services to the Company’s ILEC customers.  During the three and six months ended June 30, 2005, TechnoCom provided total services to the Company of $242,000 and $355,000, respectively.  During the three and six months ended June 30, 2004, TechnoCom provided total services to the Company of $178,000 and $199,000, respectively.

NOTE 7 - LITIGATION

The Company is subject to various claims and business disputes in the ordinary course of business, none of which are considered to be material to the financial position, results of operations, or cash flows of the Company.

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 and provided in Note 1 will no longer be an alternative to financial statement recognition. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which expresses views of the SEC staff about the application of SFAS 123R. SFAS 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123R will be effective for annual reporting periods beginning on or after June 15, 2005. The Company is required to adopt SFAS 123R for the fiscal year beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated as of the beginning of the year of adoption. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first fiscal year of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first fiscal year restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  This statement, which replaces APB Opinion No. 20, “Accounting Changes,”and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective for fiscal years beginning after December 15, 2005. Management does not believe adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 9 – SUBSEQUENT EVENT

During the third quarter of 2005, the Company resolved a billing issue with one of its Wireless customers for approximately $717,000.  Approximately $678,000 of the $717,000 will be recorded as revenue during the third quarter of 2005; the remainder will be recorded as deferred revenue to be recognized ratably over the remaining contract term.

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

Executive Summary

Our revenue is derived from monthly data management services, ongoing software and hardware maintenance, sales of software enhancements, sales of new products and systems and professional services. The majority of our revenue is derived from monthly data management services and ongoing maintenance of existing systems. We consider this “recurring revenue” as it is derived from long-term contracts with terms of up to 10 years. During the three months ended June 30, 2005, recurring revenue comprised $32.4 million, or 93.9%, of our total revenue of $34.5 million; during the three months ended June 30, 2004, recurring revenue was $29.7 million, or 94.2%, of our total revenue of $31.5 million.  During the six months ended June 30, 2005, recurring revenue comprised $63.9 million, or 88.6%, of our total revenue of $72.1 million; during the six months ended June 30, 2004, recurring revenue was $57.6 million, or 94.3%, of our total revenue of $61.1 million.  A detailed discussion of results of operations, both at a company level and at a business unit level, is contained in the analysis of the results of operations and our liquidity and capital resources section.

The following tables represent revenue amounts (dollars in thousands) and percentages by business unit:

	Three Months Ended June 30,
	Revenue		Percent
	2005	2004	2005	2004
Wireline	$19,852	$18,612	58%	59%
Wireless	14,653	12,925	42%	41%
Total	$34,505	$31,537	100%	100%

	Six Months Ended June 30,
	Revenue		Percent
	2005	2004	2005	2004
Wireline	$42,934	$37,305	60%	61%
Wireless	29,135	23,787	40%	39%
Total	$72,069	$61,092	100%	100%

The following tables represent operating income (loss) amounts (dollars in thousands) and percentages by business unit:

	Three Months Ended June 30,
	Operating Income		Percent
	2005	2004	2005	2004
Wireline	$477	$(335)	14%	(26)%
Wireless	2,962	1,619	86%	126%
Total	$3,439	$1,284	100%	100%

	Six Months Ended June 30,
	Operating Income		Percent
	2005	2004	2005	2004
Wireline	$2,593	$927	32%	23%
Wireless	5,552	3,159	68%	77%
Total	$8,145	$4,086	100%	100%

Discussion of Operating Results

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Total Company

The following table sets forth, for the periods indicated, our consolidated statements of operations reflected as a percentage of total revenue:

	Three Months Ended June 30,
	2005	2004
Revenue	100%	100%
Costs and expenses:
Direct costs	56%	59%
Sales and marketing	17%	16%
General and administrative	15%	19%
Research and development	2%	2%

Total costs and expenses	90%	96%

Income from operations	10%	4%
Interest income (expense), net	0%	(1)%

Income before income taxes	10%	3%
Income tax expense	4%	2%

Income from continuing operations	6%	1%
Income (loss) from discontinued operations, net of income tax benefit	0%	(1)%
Net income	6%	0%

Revenue

Total revenue increased $3.0 million to $34.5 million, or 9%.  This is primarily attributable to an increase in Wireline revenue of $1.2 million, or 7%, and an increase in Wireless revenue of $1.7 million, or 13%.

Wireline revenue increased from $18.6 million to $19.9 million for the three months ended June 30, 2005.  The increase resulted from maintenance revenue attributable to a customer renewal announced in the second quarter of 2004, and additional systems and software enhancement sales to our license customers.

Wireless revenue increased from $12.9 million to $14.7 million for the three months ended June 30, 2005 as a result of continued deployments of Phase I services and Phase II services.  Phase I service allows wireless carriers to provide the public safety answering points, or PSAPs, with the caller’s telephone number and the location of the cell sector from which the call originated. Phase I service also enables an emergency call to be routed to an assigned PSAP that is nearest to the caller. Since April 1998, wireless service providers have been required by the Federal Communications Commission, or FCC, to comply with the Phase I mandate within six months of a valid PSAP request. Phase II service allows carriers to locate wireless 9-1-1 callers within even more precise location parameters, as specified by the FCC.

Costs

While revenue increased $3.0 million, or 9%, total costs increased $813,000 or 3%, during the second quarter of 2005 as compared to the same period in 2004.  The significant areas where costs increased include:

•                  Compensation and fringe expense (including payroll taxes, vacation, medical insurance coverage, 401(k) employer matching contributions, and commissions), which increased approximately $2.6 million due to annual merit increases and the hiring of additional personnel to support growth in the Wireless unit and in the sales, marketing and business development areas;

•                  Capitalized software amortization expenses, which increased approximately $102,000 as a result of the general availability of certain previously capitalized software assets;

•                  Software development expenses, which increased approximately $1.4 million; and

•                  Maintenance, rent and telecom costs, which increased approximately $834,000 due to an increase in infrastructure needed to support the growing customer and revenue base.

The significant areas where costs decreased include:

•                  Consulting and professional services expenses, which decreased $1.5 million as a result of the completion of certain significant software development projects that were in progress during the second quarter of 2004, and a reduction in outside legal costs; and

•                  Asset impairment charges, of which no such charges were recorded during the second quarter of 2005 as compared to a $2.5 million charge that was recorded during the second quarter of 2004 to write off certain Commercial Database and Wireless capitalized software projects.

Income Before Income Taxes

Income before income taxes increased $2.5 million, or 237%, to $3.5 million for the three months ended June 30, 2005.

Wireline income before income taxes increased from a loss of $475,000 for the three months ended June 30, 2004 to income of $529,000 for the three months ended June 30, 2005.  The $1.0 million increase in income before income taxes is primarily attributable to $1.2 million in revenue growth.

Wireless income before income taxes increased to $3.0 million for the three months ended June 30, 2005 from $1.5 million for the three months ended June 30, 2004.  The $1.4 million increase was attributable to $1.7 million in incremental revenues from continued cell site deployments of Phase I and Phase II services, offset by $300,000 of incremental costs to deliver the services.

Income Tax Expense

Income tax expense increased from $478,000 to $1.3 million based on higher income before income taxes of $3.5 million compared to $1.1 million in 2004.

Results of Operations by Business Unit

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The following table sets forth, for the periods indicated, our consolidated statements of operations by business segment reflected as a percentage of total revenue:

	Wireline		Wireless
	2005	2004	2005	2004
Total revenue	100%	100%	100%	100%
Direct costs	62%	63%	47%	54%
Indirect business unit costs	13%	13%	10%	8%
Corporate overhead	22%	26%	22%	25%
Total costs and expenses	97%	102%	79%	87%
Income (loss) from operations	3%	(2)%	21%	13%
Net interest income (expense)	0%	(1)%	0%	(1)%
Income (loss) before income taxes	3%	(3)%	21%	12%
Income tax expense	1%	1%	8%	1%
Income (loss) from continuing operations	2%	(4)%	13%	11%
Income (loss) from discontinued operations, net of income tax benefit (expense)	0%	(3)%	0%	0%
Net income (loss)	2%	(7)%	13%	11%

Wireline Business Unit

Wireline revenue increased from $18.6 million to $19.9 million for the three months ended June 30, 2005 (see previous discussion in “Total Company” section).

Direct costs increased $682,000 to $12.3 million during the three months ended June 30, 2005, resulting in a gross margin of 38% for the three months ended June 30, 2005 as compared to 37% for the three months ended June 30, 2004. The increase in direct costs is primarily attributable to a $1.3 million increase in software engineering expenses, an increase in maintenance and equipment costs directly associated with revenue of $435,000, an increase in headcount and other costs associated with supporting operations of $579,000, offset by a reduction in asset impairment charges of $1.9 million.

Indirect costs increased from $2.5 million to $2.6 million for the three months ended June 30, 2005 due to primarily to annual merit pay increases for employees.

Wireless Business Unit

Wireless revenue increased $1.7 million to $14.7 million for the three months ended June 30, 2005 as a result of continued deployments of Phase I and Phase II services (see previous discussion in “Total Company” section).

Direct costs decreased $112,000 to $6.9 million. Direct costs decreased as a percentage of revenue, from 54% to 47%, primarily due to economies of scale associated with the increase in the number of cell sites under management and the resulting increased revenue base.

Corporate Overhead

Corporate overhead expenses, consisting of expenses incurred by various corporate support units, decreased by $286,000 to $7.8 million, due primarily to a reduction in outside legal fees and accounting fees.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Total Company

The following table sets forth, for the periods indicated, our consolidated statements of operations reflected as a percentage of total revenue:

	Six Months Ended June 30,
	2005	2004
Revenue	100%	100%
Costs and expenses:
Direct costs	56%	57%
Sales and marketing	16%	15%
General and administrative	15%	19%
Research and development	2%	2%

Total costs and expenses	89%	93%

Income from operations	11%	7%
Interest income (expense), net	0%	(1)%

Income before income taxes	11%	6%
Income tax expense	4%	2%

Income from continuing operations	7%	4%
Loss from discontinued operations, net of income tax benefit	(0)%	(1)%
Net income	7%	3%

Revenue

Total revenue increased $11.0 million to $72.1 million, or 18%.  This is primarily attributable to an increase in Wireline revenue of $5.6 million, or 15%, and an increase in Wireless revenue of $5.3 million, or 23%.

Wireline revenue increased from $37.3 million to $42.9 million for the six months ended June 30, 2005.  The increase is the result of increased maintenance revenue attributable to a customer renewal announced in the second quarter of 2004, and additional systems and software enhancement sales to our license customers.

Wireless revenue increased from $23.8 million to $29.1 million for the six months ended June 30, 2005 as a result of continued deployments of Phase I services and Phase II services.  Phase I service allows wireless carriers to provide the PSAPs with the caller’s telephone number and the location of the cell sector from which the call originated. Phase I service also enables an emergency call to be routed to an assigned PSAP that is nearest to the caller. Since April 1998, wireless service providers have been required by the Federal Communications Commission, or FCC, to comply with the Phase I mandate within six months of a valid PSAP request. Phase II service allows carriers to locate wireless 9-1-1 callers within even more precise location parameters, as specified by the FCC.

Costs

While revenue increased $11.0 million, or 18%, total costs increased $6.9 million or 12%, during the first six months of 2005 as compared to the same period in 2004.  The significant areas where costs increased include:

•                  Compensation and fringe expense (including payroll taxes, vacation, medical insurance coverage, 401(k) employer matching contributions, and commissions), which increased approximately $4.7 million due to annual merit increases and the hiring of additional personnel to support growth in the Wireless unit and in the sales, marketing and business development areas;

•                  Capitalized software amortization expenses, which increased approximately $1.8 million as a result of software enhancement sales to our license customers;

•                  Software development expenses, which increased approximately $1.4 million due;

•                  Increase in direct costs associated with systems and software enhancement sales to our licensed customers of $1.0 million; and

•                  Maintenance, lease, rent and telecom costs, which increased $1.5 million.

The significant areas where costs decreased include:

•                  Consulting and professional services, which decreased $1.7 million as a result of the completion of certain significant software development projects, and a reduction in outside legal and accounting costs;

•                  Asset impairment charges, of which no such charges were recorded during the six months ended June 30, 2005 as compared to a $2.5 million charge that was recorded during the six months ended June 30, 2004 to write off certain Commercial Database and Wireless capitalized software projects.

Income Before Income Taxes

Income before income taxes increased $4.6 million, or 130%, for the six months ended June 30, 2005 to $8.2 million.

Wireline income before income taxes increased from $598,000 for the six months ended June 30, 2004 to $2.6 million for the six months ended June 30, 2005.  The $2.0 million increase in income before income taxes was primarily attributable to $5.6 million in revenue growth, partially offset by equipment and maintenance costs, and to the absence of asset impairment charges in the six months ended June 30, 2005 compared to a $1.9 million asset impairment charge for the same period in 2004.

Wireless income before income taxes increased to $5.6 million for the six months ended June 30, 2005 from $3.0 million for the six months ended June 30, 2004.  The $2.6 million increase was primarily attributable to $5.3 million in revenues from continued cell site deployments of Phase I and Phase II services, offset by $2.9 million of costs to deliver the services.

Income Tax Expense

Income tax expense increased from $1.4 million to $3.0 million based on higher income before income taxes of $8.2 million compared to $3.6 million in 2004.

Results of Operations by Business Unit

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

The following table sets forth, for the periods indicated, our consolidated statements of operations by business segment reflected as a percentage of total revenue:

	Wireline		Wireless
	2005	2004	2005	2004
Total revenue	100%	100%	100%	100%
Direct costs	60%	59%	49%	54%
Indirect business unit costs	12%	14%	10%	10%
Corporate overhead	22%	25%	22%	22%
Total costs and expenses	94%	98%	81%	86%
Income from operations	6%	2%	19%	14%
Net interest expense	0%	1%	0%	1%
Income before income taxes	6%	1%	19%	13%
Income tax expense	3%	2%	6%	2%
Income (loss) from continuing operations	3%	(1)%	13%	11%
Loss from discontinued operations, net of income tax benefit	0%	0%	0%	0%
Net income (loss)	3%	(1)%	13%	11%

Wireline Business Unit

Wireline revenue increased from $37.3 million to $42.9 million for the six months ended June 30, 2005 (see previous discussion in “Total Company” section).

Direct costs increased $3.9 million to $25.9 million during the six months ended June 30, 2005, resulting in a gross margin of 40% for the six months ended June 30, 2005 as compared to 41% for the six months ended June 30, 2004. The increase in direct costs is primarily attributable to a $1.4 million increase in software engineering expenses, an increase in maintenance and equipment costs associated directly with revenue of $1.3 million, an increase of capitalized software amortization of $1.8 million, an increase in headcount and other costs associated with supporting operations of $1.0 million, offset by a reduction in asset impairment charges of $1.9 million.

Indirect costs decreased from $5.3 million to $5.1 million for the six months ended June 30, 2005 due primarily to cost-savings initiatives.

Wireless Business Unit

Wireless revenue increased $5.3 million to $29.1 million for the six months ended June 30, 2005 as a result of continued deployments of Phase I and Phase II services (see previous discussion in “Total Company” section).

Direct costs increased $1.3 million to $14.2 million for the six months ended June 30, 2004.  Direct costs decreased as a percentage of revenue, from 54% to 49%, primarily due to economies of scale associated with the increase in the number of cell sites under management and the resulting increased revenue base.

Corporate Overhead

Corporate overhead expenses, consisting of expenses incurred by various corporate support units, increased by $1.4 million to $15.8 million due primarily to increases in salaries, bonuses, and benefits costs.

Balance Sheet Items

As of June 30, 2005 Compared to December 31, 2004

Current assets decreased $538,000 to $74.4 million at June 30, 2005.  This decrease is primarily the result of the following factors:

•                  Cash and cash equivalents increased $34.3 million to $45.0 million at June 30, 2005. The increase is attributable to net cash provided by operating activities of $13.1 million and by investing activities of $25.1 million, offset by net cash used in financing activities of $3.8 million;

•                  Short-term investments decreased $28.7 million to $0 at June 30, 2005, due to the transfer of investments to funds considered to be cash equivalents based on their liquidity status;

•                  Deferred contract costs decreased $1.6 million to $4.2 million at June 30, 2005 due primarily to the year-to-date recognition of previously deferred contract costs; and

•                  The current portion of the deferred tax asset decreased $4.5 million to $3.0 million due to utilization of the short-term deferred tax asset to offset income taxes.

Non-current assets decreased $2.9 million to $73.8 million at June 30, 2005, primarily due to the following:

•                  Software development costs decreased $1.3 million to $15.3 million at June 30, 2005, primarily due to amortization of $4.2 million, offset by $2.9 million of additional investments in several significant projects during the first six months of 2005;

•                  Property and equipment, net decreased $1.4 million to $21.3 million at June 30, 2005, primarily attributable to depreciation expense;

•                  Long-term investments decreased $898,000 to $0 at June 30, 2005 as the investments were liquidated as of June 30, 2005; and

•                  Goodwill decreased $705,000 to $29.6 million at June 30, 2005 due to foreign currency exchange rate fluctuations between the Swiss franc and the US dollar.

Current liabilities decreased $11.3 million to $24.1 million at June 30, 2005 primarily as a result of the following factors:

•                  Accounts payable and accrued liabilities decreased $350,000 due to the timing of certain payments during month-end processing at June 30, 2005;

•                  The current portion of deferred contract revenue decreased $6.7 million to $13.0 million at June 30, 2005, primarily attributable to the recognition of previously deferred revenue associated with additional cell site deployments in Wireless and the recognition of previously deferred revenue associated with the delivery of software feature and system sales in Wireline; and

•                  Mandatorily redeemable preferred stock payable decreased $4.4 million to $0 at June 30, 2005, due to the final payment to Lucent related to the 2001 acquisition of their LPSS division.

Long-term liabilities increased $1.6 million to $13.3 million at June 30, 2005 as a result of an $1.2 million reduction in the net deferred tax liability, a $464,000 increase in capital lease obligations due to new capital leases entered into during the first six months of 2005, and a $2.2 million increase in long-term deferred revenue due to new customer contracts and contract extensions with one-time fees or upfront charges.

Liquidity and Capital Resources

Cash Requirements

In addition to our known significant contractual obligations, which are comprised of $26.6 million of operating lease obligations, $3.5 million of capital lease obligations, and a $2.0 million line of credit, we estimate that we will require cash to:

•                  Continue to fund ongoing operations, including the addition of sales and product development personnel;

•                  Complete existing product strategies, including our major wireline and wireless product initiatives;

•                  Complete market penetration strategies, particularly with respect to our bmd subsidiary and our international initiatives in Europe and Asia;

•                  Invest in new product development, including IEN, VoIP and applications of bmd product lines in North America;

•                  Invest in the buildout of a national VoIP gateway network;

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

•                  Continue to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002; and

•                  Complete potential acquisitions.

During the third quarter of 2005, we estimate that we will spend $1.0 million to $2.0 million for capital expenditures to support the above initiatives and $1.2 million to $1.6 million related to capitalized software projects.  We expect to fund our capital obligations and ongoing operational activities with cash provided by operations and existing cash and cash equivalents at June 30, 2005 of $45.0 million.

We cannot predict with certainty the cash and ongoing operational requirements for our proposed strategies as technological requirements for new product strategies, contemplated market conditions, competitive pressure, regulatory requirements and customer requirements change rapidly. If we are unable to generate the cash from operations at currently estimated levels, our efforts to complete existing products, complete potential acquisitions, enhance our platforms and enter new markets could be adversely impacted.

We estimate that we will enter into additional capital leases during the third quarter of 2005 to finance major hardware and software purchases at a level commensurate with past years. We may also require cash to complete acquisitions. At present, we have no binding commitments with any third parties to obtain any material amount of equity or debt financing other than the equity and debt financing arrangements described in this report. However, if business opportunities arise in the future, we may enter into equity and/or debt financing arrangements to satisfy actual or anticipated capital needs.

In 2003, we expanded our revolving line of credit with GE Capital from $15.0 million to $20.0 million to provide additional flexibility and capacity to meet our short- and long-term needs and to lower the effective interest rate. The expansion of our revolving credit facility also lowered the interest rate on outstanding principal to a floating LIBOR-based rate, which was 7.0% at June 30, 2005, and extended the due date on outstanding principal on the revolver from July 2004 to December 2006.  We cannot predict the future direction of interest rates.  A rise in interest rates would negatively impact our net income and cash flow. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Sources and Uses of Cash

Operating Activities

The following summarizes our cash provided by (used in) operating activities:

•                  Three and six months ended June 30, 2005—$11.8 million and $13.1 million, respectively

•                  Three and six months ended June 30, 2004—$(333,000) and $6.7 million, respectively

Our cash from operations of $11.8 million for the three months ended June 30, 2005 was due primarily to net income of $2.2 million, $3.9 million of non-cash depreciation and amortization and benefits of deferred tax assets of $1.0 million, cash inflows from changes in deferred revenue of $3.4 million, and inflows of cash from other working capital of $1.3 million. The increase in cash provided by operating activities from 2005 to 2004 was primarily a result of improved collections on outstanding accounts receivable balances during the three months ended June 30, 2005, as well as an increase in revenue that was deferred and not recognizable in the three months ended June 30, 2005.  Also, our days sales outstanding, or DSO, defined as ending gross accounts receivable and unbilled revenue divided by the trailing 90 days average daily sales, decreased from 62 days at June 30, 2004 to 52 days at June 30, 2005.  We cannot predict whether we will be able to improve or maintain our DSO performance.

Investing Activities

The following summarizes our cash provided by (used in) investing activities:

•                  For three and six months ended June 30, 2005—$32.3 million and $25.1 million, respectively

•                  For three and six months ended June 30, 2004—$(10.2) million and $(16.3) million, respectively

Our cash provided by investing activities of $32.3 million for the three months ended June 30, 2005 was primarily due to proceeds from investments of $34.2 million, offset by capitalized software development projects totaling $1.2 million.  Capital asset purchases of $665,000 during the three months ended June 30, 2005 related primarily to additional hardware and software investments to enhance our infrastructure and software applications.  Such purchases during the same period in 2004 totaled $321,000.  We also acquired $1.8 million of additional equipment and software through capital leases during the first six months of 2005, compared to $979,000 of equipment through capital leases during the first six months of 2004.

Our software development investments during the first six months of 2005 totaled $2.9 million, compared to $4.6 million during the same period in 2004. We invested in several significant software development efforts during these periods, including new product offerings in Wireline, our IEN product and our V9-1-1SM Mobility Service (designated for VoIP 9-1-1 services).

Financing Activities

The following summarizes our cash used in financing activities:

•                  Three and six months ended June 30, 2005—$4.1 million and $3.8 million, respectively

•                  Three and six months ended June 30, 2004—$5.0 million and $4.5 million, respectively

During the first six months of 2005, we repaid $859,000 on capital lease obligations and redeemed $4.6 million of mandatorily redeemable preferred stock, offset by proceeds received from stock options and warrants totaling $1.6 million.  During the six months ended June 30, 2004, we repaid $1.8 million on capital lease obligations and paid principal payments of $4.6 million payment on our redeemable preferred stock, as well as $1.9 million in payments on our outstanding notes with GE Capital.  Those notes were paid off in full in December 2004 which is why there are no notes payable payments made during the six months ended June 30, 2005.  Also, in the six months ended June 30, 2004, we received $3.7 million in proceeds from stock option and warrant exercises.

As of June 30, 2005, we have a revolving line of credit that is available to meet operating needs. Borrowing availability may not exceed the lower of: (i) $20.0 million; or (ii) two times the adjusted trailing twelve month EBITDA (or $20.0 million at June 30, 2005) as defined in the line of credit agreement, which was amended in November 2003. The interest rate on amounts borrowed under the line of credit is equal to the lower of the prime rate plus 1.5%, which was 7.75% as of June 30, 2005, or LIBOR plus 3.75% per annum, which was 7.0% as of June 30, 2005. The line of credit matures on December 31, 2006, requires a $2.0 million minimum balance to be maintained and is collateralized by accounts receivable and certain other assets. As of June 30, 2005, $2.0 million was outstanding and an additional $17.2 million was available for additional borrowings.  We are utilizing $850,000 of the credit line to satisfy letter of credit obligations related to the occupancy of our primary facilities in Longmont, Colorado and Lisle, Illinois.

We also have access to a maximum of $15.5 million through capital lease lines with three entities. The interest rate is equal to each lessor’s cost of funds plus an additional interest rate profit at the time of each lease. Each lease schedule is collateralized by the underlying assets and is subject to review and approval by the lessor at the time of our application.

Each lease has a 36-month term. As of June 30, 2005, we have utilized approximately $3.5 million of the $15.5 million available under the capital lease lines.

Covenant Compliance

We were in compliance with all debt covenants as of June 30, 2005.

Assessment of Future Liquidity and Results of Operations

Liquidity.  Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to adequately fund our operations through at least the next twelve months. In making this assessment, we have considered:

•                  Our consolidated cash and cash equivalents of $45.0 million as of June 30, 2005;

•                  The availability of funding under our revolving credit facility;

•                  The anticipated level of capital expenditures and investments in capitalized software during the remainder of 2005;

•                  Our expectation of realizing positive cash flow from operations through the remainder of 2005.

The availability of borrowings under our credit facility and lease line of credit is subject to covenants and limitations and require us to maintain compliance with specified operating and financial covenants. While we were in compliance with all covenants at June 30, 2005, there can be no assurance that we will continue to be in compliance with these covenants over time, especially if our debt borrowings increase or our operating results are not sufficient to cover our fixed financing payments.

Results of Operations.  Although we will continue to generate positive cash flows from operations, there are several factors that may affect our results of operations in the last six months of 2005.  These factors include, but are not limited to, the following:

•                  Consolidations among our Wireline and Wireless customers, which may result in volume price discounts;

•                  Uncertainty regarding the size and timing of near-term licensed product sales;

•                  Contract renegotiations and extensions, which are subject to competitive pressure and may result in discounted prices and recognition of deferred revenue over an extended contract term; and

•                  Operating deficits for our new product initiatives, such as IntelliCast, and international market initiatives, including our Swiss subsidiary, bmd wireless AG.

Among other things, consolidations among our telecommunications customers, especially in the wireless sector, involve integration risk and create uncertainties related to our pricing structure and operating results.

Summary.  Although we believe that we are well positioned to compete, customer consolidations and contract renegotiations may have a material adverse effect on our ability to renew contracts as they expire or to maintain current price levels, especially where a consolidated customer base will be able to negotiate volume price discounts and where we must recognize deferred revenue over an extended contract term. Many of our customers have substantially greater resources, and we may experience some price degradation or customer loss. Moreover, the size and timing of license product sales are expected to be erratic over the next several quarters. As a result, we cannot be certain that third party financial forecasts will prove to be accurate. Customer consolidations, uncertain license product sales and contract renegotiations may have a material adverse effect on our revenues and operating results in the last six months of 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk to the extent that United States interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. The interest payable on our line of credit is determined based on the lower of prime rate plus 1.5% or LIBOR plus 3.75% per annum, and, therefore, is affected by changes in market interest rates. Interest rates on our capital lease lines are dependent on interest rates in effect at the time the lease line is drawn upon. Total liabilities outstanding at June 30, 2005 under the line of credit and capital lease lines were approximately $5.5 million. Based on amounts borrowed as of June 30, 2005, we would have a resulting decline in future annual earnings and cash flows of approximately $55,000 for every 1% increase in prime lending rates. We have no plans to use derivative instruments or engage in hedging activities.

Foreign Currency Risk

bmd wireless AG, our Swiss subsidiary, conducts substantially all of its business in Euros and Swiss francs.  As of June 30, 2005, bmd had approximately $513,000 in accounts receivable and $10,000 in unbilled receivables that are exposed to foreign currency exchange risk.  During the three and six months ended June 30, 2005, we recorded transaction losses of $24,000 and $48,000, respectively, on foreign currency denominated receivables.  Although we do not believe that this risk is material to Intrado, we will continue to monitor our foreign currency risk and will record transaction gains or losses as a component of other (expense)/income in our Consolidated Statements of Operations.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.                                                     Submission of Matters to a Vote of Security Holders.

The following two matters were submitted to a vote of security holders at the Annual Meeting of Stockholders held on May 17, 2005 and were passed by a majority vote of our stockholders.

1.               Election of two Class B directors, each for a term of three years.

	For	Withheld
David Kronfeld	15,191,913	741,169
Art Zeile	15,188,580	744,502

2.               Ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors of 2005.

For	Against	Abstain
15,876,920	16,429	39,733

ITEM 6.                                                     Exhibits.

Exhibit Number	Description

31.01	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.02	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.01	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005

INTRADO INC.
a Delaware corporation

	By:	/s/ George Heinrichs
		Name:	George Heinrichs
		Title:	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ Michael D. Dingman, Jr.
		Name:	Michael D. Dingman, Jr.
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)