Form 10-Q
period 2005-09-30
INTRADO INC
filed 2005-11-02
CIK 924505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of October 31, 2005, there were 17,846,909 shares of common stock outstanding.

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

•                  Whether acquisitions, consolidations, bankruptcies and reorganizations among our telecommunications customers will result in volume pricing discounts or otherwise have a material, adverse effect on our market share, revenue, liquidity and profitability;

•                  Competition in service, price and technological innovation from entities with substantially greater resources, especially in light of the fact that the increased use of Voice over Internet Protocol (VoIP) technology has opened our traditional 9-1-1 data management services business to new competition;

•                  Our ability to enter and renew wireline, wireless and VoIP contracts at prices that will allow us to maintain current profit margins;

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

•                  Our ability to expand beyond our traditional business and into highly competitive notification and data management sectors, including, but not limited to, our efforts to deploy IntelliCast® Target Notification and Commercial Database (CDB) services;

•                  The unpredictable rate of adoption of wireless 9-1-1 services, including further delays in the Federal Communications Commission’s mandated deployment of VoIP 9-1-1 services and Phase I and Phase II wireless location services;

•                  The potential for liability claims, including product liability claims relating to our software and services;

i

•                  Technical difficulties and network downtime, including those caused by sabotage or unauthorized access to our systems;

•                  Changes in interest rates, including the LIBOR and prime rates, and in foreign currency exchange rates, and their potentially adverse effect on our results of operations and cash flows;

•                  The possibility that we will not generate taxable income in an amount sufficient to allow us to utilize previously generated research and development tax credits;

•                  Our ability to economically attract, motivate and retain high-quality employees with skills that match our business needs;

•                  Developments in telecommunications regulation and the unpredictable manner in which existing or new legislation and regulation may be applied to our business;

•                  The potential impact of recent accounting pronouncements related to share-based payments on our prospective financial statements; and

•                  Developments in governance, accounting and financial regulations, and their impact on general and administrative expenses.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed risks included in our 2004 Annual Report on Form 10-K under the caption “Item 1. Business—Risk Factors,” our other Securities and Exchange Commission filings, and our press releases.

ii

INDEX

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited):
Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004
Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004
Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004
Notes to Consolidated Financial Statements
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
Item 4 – Controls and Procedures

PART II – OTHER INFORMATION

Item 6 – Exhibits
Signatures
Certifications

iii

PART I - FINANCIAL INFORMATION

INTRADO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data; Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Wireline	$21,170	$21,427	$64,104	$58,732
Wireless	14,226	13,884	43,361	37,671
Total revenues	35,396	35,311	107,465	96,403

Costs and expenses:
Direct costs—Wireline	12,123	11,341	37,989	33,301
Direct costs—Wireless	6,358	6,535	20,510	19,344
Sales and marketing	5,414	5,124	16,746	14,479
General and administrative	5,302	4,615	16,130	16,158
Research and development	848	787	2,594	2,126
Total costs and expenses	30,045	28,402	93,969	85,408

Equity in loss from joint venture	(48)	—	(48)	—

Income from operations	5,303	6,909	13,448	10,995

Other income (expense):
Interest and other income	361	102	804	282
Interest and other expense	(59)	(277)	(447)	(971)
Income before income taxes	5,605	6,734	13,805	10,306

Income tax expense	2,156	2,669	5,141	4,075

Income from continuing operations	3,449	4,065	8,664	6,231

Discontinued operations:
Income (loss) from discontinued operations before income taxes	40	(108)	(66)	(231)
Income tax benefit (expense)	(16)	39	25	88
Income (loss) from discontinued operations	24	(69)	(41)	(143)

Net income	$3,473	$3,996	$8,623	$6,088

Net income (loss) per share:

Basic:
Continuing operations	$0.20	$0.23	$0.49	$0.37
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Total	$0.20	$0.23	$0.49	$0.36

Diluted:
Continuing operations	$0.19	$0.22	$0.47	$0.35
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Total	$0.19	$0.22	$0.47	$0.34
Shares used in computing net income (loss) per share:
Basic	17,753,690	17,360,546	17,646,486	17,102,066
Diluted	18,559,656	17,803,487	18,342,108	18,073,339

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands; Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$49,096	$10,657
Short-term investments	—	28,705
Accounts receivable, net of allowance for doubtful accounts of $126 and $190	13,366	17,556
Unbilled revenue	3,384	1,675
Prepaids and other	3,940	3,032
Deferred contract costs	5,065	5,775
Deferred tax asset	4,073	7,507
Total current assets	78,924	74,907
Property and equipment, net of accumulated depreciation of $52,484 and $46,591	23,140	22,703
Goodwill	29,532	30,278
Other intangibles, net of accumulated amortization of $8,764 and $7,836	3,217	4,260
Long-term investments	—	898
Deferred contract costs	3,129	1,541
Software development costs, net of accumulated amortization of $13,763 and $8,875	14,910	16,551
Investment in joint venture	952	—
Other assets	314	410

Total assets	$154,118	$151,548

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$12,346	$9,777
Current portion of capital lease obligations	1,777	1,504
Mandatorily redeemable preferred stock payable	—	4,431
Deferred contract revenue	9,465	19,742
Total current liabilities	23,588	35,454
Capital lease obligations, net of current portion	1,710	1,312
Line of credit	2,000	2,000
Deferred rent, net of current portion	1,708	1,643
Deferred contract revenue	8,110	5,620
Deferred tax liability	1,750	1,174
Total liabilities	38,866	47,203
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; 0 and 4,552 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 17,817,940 and 17,473,860 shares issued and outstanding	18	17
Accumulated other comprehensive income (loss)	(233)	656
Additional paid-in capital	115,364	112,192
Retained earnings (accumulated deficit)	103	(8,520)
Total stockholders’ equity	115,252	104,345

Total liabilities and stockholders’ equity	$154,118	$151,548

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands; Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Cash flows from operating activities:
Net income	$3,473	$3,996	$8,623	$6,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,919	3,801	12,958	11,646
Asset impairment	—	—	—	2,536
Tax benefit for stock option exercises	228	47	581	1,349
Loss from sale of discontinued operations, net of tax	—	—	5	—
Equity in loss from joint venture	48	—	48	—
Accretion of interest on mandatorily redeemable preferred stock payable	—	68	120	66
Stock-based compensation	87	172	198	273
Provision for doubtful accounts	(182)	44	(53)	205
Other, including loss on disposal of assets	1	3	37	12
Change in:
Accounts receivable and unbilled revenue	2,554	(963)	2,457	(5,679)
Prepaids and other assets	(881)	31	(832)	(1,069)
Deferred contract costs	(1,173)	937	(916)	516
Deferred income taxes	1,572	2,582	4,040	2,621
Accounts payable and accrued liabilities	2,924	452	2,539	(1,722)
Deferred revenue	(3,257)	(234)	(7,402)	763
Net cash provided by operating activities	9,313	10,936	22,403	17,605

Cash flows from investing activities:
Acquisition of property and equipment	(3,346)	(367)	(4,620)	(1,173)
Purchases of investments	—	(655)	(9,109)	(31,119)
Proceeds from sales of investments	—	—	38,713	23,153
Investment in joint venture	(1,000)	—	(1,000)	—
Capitalized software development costs	(1,213)	(3,122)	(4,157)	(7,709)
Cash paid on disposal of discontinued operations	(9)	—	(291)	—
Acquisition, net of cash acquired	—	—	—	(4,354)
Net cash provided by (used in) investing activities	(5,568)	(4,144)	19,536	(21,202)

Cash flows from financing activities:
Principal payments on capital lease obligations	(483)	(804)	(1,342)	(2,566)
Principal payments on notes payable and mandatorily redeemable preferred stock	—	(1,083)	(4,552)	(7,547)
Proceeds from exercise of stock options, warrants and employee stock purchase plan	862	408	2,429	4,120
Net cash provided by (used in) financing activities	379	(1,479)	(3,465)	(5,993)

Effect of exchange rate changes on cash	13	9	(35)	13

Net increase (decrease) in cash and cash equivalents	4,137	5,322	38,439	(9,577)

Cash and cash equivalents, beginning of period	44,959	23,082	10,657	37,981
Cash and cash equivalents, end of period	$49,096	$28,404	$49,096	$28,404

Supplemental schedule of noncash financing and investing activities:

Property and equipment acquired under capital leases	$503	$606	$2,010	$1,585

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements included herein reflect all adjustments, consisting only of normal or recurring adjustments, which in the opinion of management are necessary to fairly state the consolidated financial position, results of operations and cash flows of Intrado Inc. (“Intrado” or the “Company”) for the periods presented.  Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for subsequent quarterly periods or for the entire fiscal year ending December 31, 2005.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s presentation.  These reclassifications included modifications to the Company’s segment reporting (see Note 6).

Financial Instruments

As of December 31, 2004, the Company re-evaluated the maturity dates associated with the underlying investments, and reclassified its auction rate securities (“ARS”), previously classified as cash equivalents, as short-term investments.  The amounts reclassified from cash equivalents to short- and long-term investments at December 31, 2004 and September 30, 2004 were $20.5 million and $18.6 million, respectively.  The Company also made corresponding adjustments to its consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.  These reclassifications had no impact on the Company’s consolidated results of operations.

Investments are recorded at fair market value. Unrealized gains or losses pertaining to ARS are reported as part of Other Comprehensive Income because they are classified as available-for-sale securities. Purchases and sales of available-for-sale investments are shown at their fair market values in the investing section of the consolidated statements of cash flows. The following table summarizes the aggregate fair values of all available-for-sale securities by major security types and the contractual maturities of these securities as of September 30, 2005 and December 31, 2004, respectively (amounts in thousands, except for maturity ranges):

	Fair Value as of September 30, 2005	Fair Value as of December 31, 2004	Range of Contractual Maturities
US government debt	$—	$2,704	15 to 75 days
Corporate debt	—	3,768	3 to 13 months
Auction rate securities	—	31,042	5 days to 3 years
Total	$—	$37,514

Goodwill and Other Intangibles

During the nine months ended September 30, 2005, the change in the goodwill and customer contracts balances is attributed to foreign currency translation adjustments between the Swiss franc and U.S. dollar.

The following table provides information about the Company’s other intangibles as of and for the nine months ended September 30, 2005 (in thousands):

	Gross Balance	Accumulated Amortization	Amortization Expense	Amortization Life
Customer contracts	$3,801	$3,658	$77	3 Years
Intellectual property	8,180	5,106	865	7 Years
Total	$11,981	$8,764	$942

Software

During the nine months ended September 30, 2005 and 2004, the Company eliminated fully-amortized capitalized software assets of $849,000 and $1.0 million, respectively, from its software development costs and related accumulated amortization balances.  During the nine months ended September 30, 2005, the Company amortized $5.8 million of capitalized software assets and capitalized an additional $4.2 million of software development costs.  During the nine months ended September 30, 2004, the Company amortized $3.5 million of capitalized software assets and capitalized an additional $7.7 million of software development costs.

Income Taxes

For the three and nine months ended September 30, 2005, the Company recognized $2.2 million and $5.1 million, respectively, of income tax expense on income from continuing operations, based on the Company’s estimated effective tax rate of 37.2% for income from continuing operations for the year ending December 31, 2005.  The Company also recognized $16,000 of tax expense and $25,000 of tax benefit related to its income from discontinued operations of $40,000 for the three months ended September 30, 2005 and its loss from discontinued operations of $66,000 for the nine months ended September 30, 2005, respectively.  During the three and nine months ended September 30, 2005, the Company utilized net operating loss carryforwards totaling $4.9 million and $15.3 million, respectively.

For the three and nine months ended September 30, 2004, the Company recognized $2.7 million and $4.1 million, respectively, of income tax expense on income from continuing operations, based on the Company’s estimated effective tax rate of 39.5% for income from continuing operations for the year ended December 31, 2004; the Company also recognized $39,000 and $88,000 of income tax benefit related to its loss from discontinued operations of $108,000 and $231,000 for the three and nine months ended September 30, 2004, respectively.

Stock-Based Compensation Plans

At September 30, 2005, the Company has two stock-based employee compensation plans.  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to stock-based employee compensation (in thousands except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income, as reported	$3,473	$3,996	$8,623	$6,088
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(548)	(843)	(1,977)	(2,277)

Pro forma net income	$2,925	$3,153	$6,646	$3,811

Net income per share:
Basic – as reported	$0.20	$0.23	$0.49	$0.36
Basic – pro forma	$0.16	$0.18	$0.38	$0.22

Diluted – as reported	$0.19	$0.22	$0.47	$0.34
Diluted – pro forma	$0.16	$0.18	$0.36	$0.21

For the purposes of pro forma disclosure presented in the table above, the Company has computed the fair values of options granted under the plans using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.13%	6.00%	4.13%	4.50%
Expected dividend yield	—	—	—	—
Estimated life	4.2 years	4.2 years	4.2 years	4.2 years
Volatility	30.9%	60.4%	41.3%	60.4%

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

Other Comprehensive Income

Other comprehensive income includes all changes in stockholders’ equity during a period from non-owner sources, including unrealized holding gains and losses from available-for-sale securities, and cumulative translation adjustments related to the Company’s Swiss subsidiary.

Total comprehensive income for the three and nine months ended September 30, 2005 and 2004 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income	$3,473	$3,996	$8,623	$6,088
Cumulative translation adjustment	(120)	9	(925)	13
Reclassification adjustment for realized losses included in net income	—	—	36	—
Comprehensive income	$3,353	$4,005	$7,734	$6,101

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

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of Intrado and bmd, on a pro forma basis, as though the companies had been combined as of the beginning of 2004. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the nine-month period ended September 30, 2004. The pro forma condensed combined statement of operations for the nine months ended September 30, 2004 combines the historical results for Intrado for the nine months ended September 30, 2004, and the historical results for bmd for the nine months ended September 30, 2004.  The following amounts are in thousands, except per share amounts:

Nine Months Ended September 30, 2004
Revenues	$100,884
Net income	$6,280
Basic income per share	$0.37
Diluted income per share	$0.35

NOTE 3 – INVESTMENT IN JOINT VENTURE

During the third quarter of 2005, Intrado International Ltd., a wholly owned Irish subsidiary of Intrado, entered into a joint venture with a Chinese company.  The limited liability company established through the joint venture, Intrado (XieAn) Technology (China) Co. Ltd., was granted a business license by the Chinese government on August 18, 2005.  The joint venture company plans to develop, market, and sell public safety-related telecommunications software products in China.  During the quarter, Intrado International Ltd. invested $1.0 million of its $2.0 million required contribution in the joint venture company, which represents a 49% share of the registered capital of the joint venture company.  The Company expects to fund the remaining $1.0 million of its required investment during or subsequent to 2006.  Intrado International Ltd. accounted for its investment in the joint venture company under the equity method of accounting.  For the three months ended September 30, 2005, Intrado International Ltd. recognized a $48,000 loss on its investment in the joint venture company.

NOTE 4 – DISCONTINUED OPERATIONS

On February 10, 2005, the Company sold its Palladium business, a reporting unit in the Company’s Wireline business unit, to Tel-Control, Inc. (“TCI”). Under the terms of the Asset Purchase Agreement, the Company agreed to assign its maintenance contracts and certain intellectual property rights to TCI. The Company retained rescission rights if TCI fails to adequately perform future maintenance, or if TCI becomes insolvent. The Company wrote off $322,000 of assets as of December 31, 2004, which included a goodwill impairment charge of $222,000 and the write-off of other intangible assets.

The following amounts related to the Palladium business have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Total revenues	$—	$756	$441	$4,137
Direct costs	—	802	315	4,066
Gross profit	—	(46)	126	71
Indirect expenses (income)	(40)	62	237	302
Income (loss) from operations	40	(108)	(111)	(231)
Net interest income	—	—	45	—
Income (loss) before income taxes	40	(108)	(66)	(231)
Income tax benefit (expense)	(16)	39	25	88
Net income (loss)	24	(69)	(41)	(143)

The assets and liabilities of the discontinued operations as of February 10, 2005, the date of the Palladium sale, were considered to be immaterial to the Company’s consolidated balance sheet.

During the nine months ended September 30, 2005, and pursuant to the terms of the Asset Purchase Agreement, the Company paid TCI approximately $291,000 for amounts previously billed to customers and collected by the Company that were classified as deferred revenue.  During the third quarter of 2005, and in accordance with the terms of the Asset Purchase Agreement, the Company also billed certain customers on TCI’s behalf and remitted approximately $254,000 in related collections to TCI.

NOTE 5 – INCOME PER SHARE

The Company presents basic and diluted income or loss per share in accordance with SFAS No. 128, “Earnings Per Share,” which establishes standards for computing and presenting basic and diluted income per share.  Under this statement, basic income per share is determined by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  The treasury stock method, using the average price of the Company’s common stock for the period, is applied to determine dilution from options and warrants.  The as-if-converted method is used for convertible securities.  Common stock options with exercise prices greater than market price on September 30, 2005 were not included in the calculations of dilutive income per share for the three and nine months ended September 30, 2005; these options totaled 773,919 and 959,372, respectively.  Common stock options with exercise prices greater than market price on September 30, 2004 were not included in the calculations of dilutive income per share for the three and nine months ended September 30, 2004; these options totaled 1,051,435 and 544,120, respectively.

A reconciliation of the numerators and denominators used in computing per share net income is as follows (in thousands except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$3,473	$3,996	$8,623	$6,088
Denominator for basic income per share:
Weighted average common shares outstanding	17,753,690	17,360,546	17,646,486	17,102,066
Denominator for diluted income per share:
Weighted average common shares outstanding	17,753,690	17,360,546	17,646,486	17,102,066
Options issued to employees and warrants outstanding	805,966	442,941	695,622	971,273
Denominator for diluted income per share	18,559,656	17,803,487	18,342,108	18,073,339

NOTE 6 – REPORTABLE SEGMENTS

The Company manages its internal operating units by aggregating similar service offerings with organizational supervision and decision-making authorities.  Effective January 1, 2005, the Company realigned its internal operating units based on the economic characteristics of the operating units and their respective products, services and customers.  As a result, the Company has two reportable segments:  Wireline and Wireless. Wireline provides 9-1-1 data management systems and services, IntelliCast® notification services and Commercial Database services to incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), independent operating companies (“IOCs”), Voice over Internet Protocol (“VoIP”) carriers and the State of Texas. Wireless provides wireless E9-1-1 Phase I and Phase II and hosted Position Determination Entity (“PDE”) services to wireless carriers.

Direct costs in each business unit include all costs directly attributable to a business unit’s operations and revenue-earning activities. Indirect business unit costs consist of the costs of business unit support functions, including sales and marketing, general and administrative, and research and development. Corporate overhead includes these same costs allocated from corporate to the Wireline and Wireless business units based on the percentage of total Company revenue each unit generated in the reported period. Income taxes are also allocated to the business units based on the percentage of total Company revenue each unit generated in the reported period. The expenses allocated from corporate are shown as a separate line item below direct and indirect costs. Corresponding items for segments in 2004 have been reclassified to conform to the Company’s new segments in 2005.

The Company does not segregate assets between segments as it is currently impractical to do so. On a geographical basis, the vast majority of the Company’s revenues are derived in the United States, and segments are determined based on aggregation of customers and associated products and services, not geographical regions. The Company operates its bmd subsidiary in Zug, Switzerland, but bmd’s revenue and operating income contributions are not material to the Company’s consolidated results of operations. The Company included the results of operations for bmd within the Wireless business unit for the period February 20, 2004 (date of acquisition) through September 30, 2005.   In addition, the Company has formed several foreign subsidiaries to conduct certain international business development activities:  Intrado International Ltd., a wholly owned Irish corporation, Intrado International Singapore Pte. Ltd., a Singaporean corporation and wholly owned subsidiary of Intrado International Ltd., and Intrado (XieAn) Technology (China) Co. Ltd., a 49%-owned Sino-foreign joint venture company of Intrado International Ltd. The results of operations for these subsidiaries, which have had no revenue-generating activities to date, are included within the Wireless business unit.

	For the Three Months Ended September 30,
	(dollars in thousands)
	WIRELINE		WIRELESS		TOTAL
	2005	2004	2005	2004	2005	2004

Data management	$14,559	$13,097	$13,370	$12,948	$27,929	$26,045
Maintenance	5,198	4,585	107	85	5,305	4,670
Systems	1,008	3,349	114	429	1,122	3,778
Professional services	405	396	635	422	1,040	818
Total revenues	21,170	21,427	14,226	13,884	35,396	35,311

Direct costs	12,123	11,341	6,358	6,535	18,481	17,876
Indirect business unit costs	2,207	2,436	1,375	1,049	3,582	3,485
Corporate overhead	4,789	4,366	3,193	2,675	7,982	7,041
Total costs and expenses	19,119	18,143	10,926	10,259	30,045	28,402

Equity in loss from joint venture	—	—	(48)	—	(48)	—

Income from operations	2,051	3,284	3,252	3,625	5,303	6,909

Interest and other income	231	64	130	38	361	102
Interest and other expense	(36)	(173)	(23)	(104)	(59)	(277)
Net interest income (expense)	195	(109)	107	(66)	302	(175)

Income before income taxes	2,246	3,175	3,359	3,559	5,605	6,734
Income tax expense	1,289	1,620	867	1,049	2,156	2,669

Income from continuing operations	957	1,555	2,492	2,510	3,449	4,065
Income (loss) from discontinued operations, net of income taxes	24	(69)	—	—	24	(69)

Net income	$981	$1,486	$2,492	$2,510	$3,473	$3,996

	For the Nine Months Ended September 30,
	(dollars in thousands)
	WIRELINE		WIRELESS		TOTAL
	2005	2004	2005	2004	2005	2004

Data management	$41,001	$40,332	$40,883	$35,474	$81,884	$75,806
Maintenance	14,953	12,342	250	201	15,203	12,543
Systems	6,978	5,158	473	855	7,451	6,013
Professional services	1,172	900	1,755	1,141	2,927	2,041
Total revenues	64,104	58,732	43,361	37,671	107,465	96,403

Direct costs (1)	37,989	33,301	20,510	19,344	58,499	52,645
Indirect business unit costs	7,258	7,725	4,399	3,531	11,657	11,256
Corporate overhead	14,213	13,495	9,600	8,012	23,813	21,507
Total costs and expenses	59,460	54,521	34,509	30,887	93,969	85,408

Equity in loss from joint venture	—	—	(48)	—	(48)	—

Income from operations	4,644	4,211	8,804	6,784	13,448	10,995

Interest and other income	486	179	318	103	804	282
Interest and other expense	(265)	(616)	(182)	(355)	(447)	(971)
Net interest income (expense)	221	(437)	136	(252)	357	(689)

Income before income taxes	4,865	3,774	8,940	6,532	13,805	10,306
Income tax expense	3,067	2,482	2,074	1,593	5,141	4,075

Income from continuing operations	1,798	1,292	6,866	4,939	8,664	6,231
Loss from discontinued operations, net of income taxes	(41)	(143)	—	—	(41)	(143)

Net income	$1,757	$1,149	$6,866	$4,939	$8,623	$6,088

(1)    Includes asset impairment charges of $588,000 for Wireless and $1.9 million for Wireline for the nine months ended September 30, 2004.

The increase in Wireline revenue during the quarter ended September 30, 2005 is partially due to the correction of an error in revenue recognition under the Company’s first ILEC data management services contract, which was entered into in 1994 (the “1994 Contract”).  As a result, the Company recognized an additional $595,000 of data management services revenue during the quarter (with no impact on quarterly cash flow).  Since the inception of the 1994 Contract, the Company has consistently recognized revenue upon billing, one month in arrears. This method was originally adopted due to uncertainties about customer acceptance and receivable collectibility.  The revenue recognition approach related to the 1994 Contract came to the Company’s attention in July 2005 when the Company entered into a new contract that superseded the 1994 Contract.  Under the new contract, the Company has begun to recognize revenue in the month that the services are performed, consistent with the application of the Company’s revenue recognition policy to its other ILEC data management contracts.  Thus, the Company recognized an additional $595,000 of base services revenue from the 1994 Contract during the three months ended September 30, 2005.  Management does not believe that this amount is material to any prior reported quarterly or annual financial statements, nor do they believe that this amount will be material to the annual operating results for 2005. The revenue stream from this contract has been consistent each month over the term of the 1994 Contract.

During the three months ended September 30, 2005, the Company resolved a billing issue with one of its Wireless customers for $718,000.  Approximately $678,000 of the $718,000 was recorded as data management revenue and was included in total in income before income taxes.  The remainder was recorded as deferred revenue to be recognized ratably as data management revenue over the remaining contract term.

The following tables depict: (a) the amount of capitalized software assets assigned to each reportable segment; and (b) the amount of depreciation and amortization expenses recorded in each segment for the respective periods used in determining the segment’s operating results by the chief operating decision maker.  Certain capitalized software and other fixed assets, and the resulting depreciation and amortization expense, are not assigned to reporting segments as they represent assets not specifically identifiable to any given segment.  Rather, these assets are recorded in various corporate support units, and the related amortization expense is allocated to segments via a corporate overhead allocation that is based on weighted revenue of the given segment for the given period.  These expenses are recorded in indirect costs for purposes of determining segment profitability.

	As of and for the Three Months Ended September 30,
	(dollars in thousands)
	WIRELINE		WIRELESS		TOTAL
	2005	2004	2005	2004	2005	2004
Capitalized software carrying value, gross	$18,598	$15,248	$6,217	$5,138	$24,815	$20,386
Accumulated amortization	7,944	3,995	4,125	2,548	12,069	6,543
Carrying value, net	$10,654	$11,253	$2,092	$2,590	$12,746	$13,843
Total depreciation and amortization expenses included in direct costs for the period	2,024	1,737	1,065	1,185	3,089	2,922
Total depreciation and amortization expenses included in indirect costs for the period	493	512	337	323	830	835
Total depreciation and amortization expenses included in discontinued operations for the period	—	44	—	—	—	44

	For the Nine Months Ended September 30,
	(dollars in thousands)
	WIRELINE		WIRELESS		TOTAL
	2005	2004	2005	2004	2005	2004
Total depreciation and amortization expenses included in direct costs for the period	7,056	5,200	3,383	3,466	10,439	8,666
Total depreciation and amortization expenses included in indirect costs for the period	1,513	1,642	999	1,205	2,512	2,847
Total depreciation and amortization expenses included in discontinued operations for the period	7	133	—	—	7	133

NOTE 7 – RELATED PARTY TRANSACTIONS

TechnoCom Corporation

During the year ended December 31, 2002, the Company purchased 294,118 shares of TechnoCom Corporation’s Series A Preferred Stock for $500,000, representing 2.9% of the aggregate dilutive voting power of TechnoCom as of September 30, 2002. The Company did not exercise any control or influence over TechnoCom and did not have board representation. As a result, the Company accounted for its investment on a cost rather than equity basis.  On March 25, 2004, TechnoCom redeemed the Company’s preferred stock by issuing a $500,000 promissory note, which bears interest at 4% per year. The Company has been receiving quarterly principal and interest installment payments of $27,000 and will continue to receive such payments through March 2008.  The balance due on the note is $250,000 as of September 30, 2005.

Under a contract that expired during the third quarter of 2005, TechnoCom provided development, implementation and performance-monitoring services to the Wireless business unit in connection with the Company’s Position Determination Entity (“PDE”) product offering.  TechnoCom also provided subcontracted services to the Company’s ILEC customers.  During the three and nine months ended September 30, 2005, TechnoCom provided total services to the Company of $139,570 and $494,930, respectively.  During the three and nine months ended September 30, 2004, TechnoCom provided total services to the Company of $38,340 and $237,340, respectively.

NOTE 8 - LITIGATION

The Company is subject to various claims and business disputes in the ordinary course of business, none of which are considered to be material to the financial position, results of operations, or cash flows of the Company.

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 and provided in Note 1 will no longer be an alternative to financial statement recognition. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which expresses views of the SEC staff about the application of SFAS 123R. SFAS 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123R will be effective for annual reporting periods beginning on or after June 15, 2005. The Company is required to adopt SFAS 123R for the fiscal year beginning January 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include the modified prospective and modified retrospective adoption options. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock over the remaining award service period beginning on January 1, 2006, while the modified retrospective method requires that all prior periods presented be adjusted to reflect compensation expense under the fair value method of accounting for awards granted, modified or settled after December 31, 1994. The Company continues to evaluate the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company plans to use the modified prospective transition method, but it has not yet concluded which valuation model is best for the Company's circumstances, or whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  This statement, which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate affected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective for fiscal years beginning after December 15, 2005. Management does not believe adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 10 – SUBSEQUENT EVENT

Subsequent to the third quarter of 2005, bmd, the Company’s wholly owned Swiss subsidiary, received a payment of approximately $216,000 from a customer in settlement of a disputed contract claim. The dispute involved the customer’s failure to make payments for software purchased from bmd.  In prior periods, the Company had reserved the full amount of the receivable.

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

Executive Summary

Our revenue is derived from monthly data management services, sales of new hardware and software products and systems, ongoing software and hardware maintenance, software enhancements, and professional services. The majority of our revenue is derived from monthly data management services and ongoing maintenance of existing systems. We consider this “recurring revenue” as it is derived from long-term contracts with terms of up to 10 years. During the three months ended September 30, 2005, recurring revenue comprised $33.2 million, or 93.9%, of our total revenue of $35.4 million; during the three months ended September 30, 2004, recurring revenue comprised $30.7 million, or 87.0% of our total revenue of $35.3 million.  During the nine months ended September 30, 2005, recurring revenue comprised $97.1 million, or 90.3%, of our total revenue of $107.5 million; during the nine months ended September 30, 2004, recurring revenue comprised $88.3 million, or 91.6%, of our total revenue of $96.4 million.  A detailed discussion of results of operations, both at a company level and at a business unit level, is contained in the following discussion and analysis.

The following tables represent revenue amounts (dollars in thousands) and percentages by business unit:

	Three Months Ended September 30,
	Revenue		Percent
	2005	2004	2005	2004
Wireline	$21,170	$21,427	60%	61%
Wireless	14,226	13,884	40%	39%
Total	$35,396	$35,311	100%	100%

	Nine Months Ended September 30,
	Revenue		Percent
	2005	2004	2005	2004
Wireline	$64,104	$58,732	60%	61%
Wireless	43,361	37,671	40%	39%
Total	$107,465	$96,403	100%	100%

The following tables represent operating income amounts (dollars in thousands) and percentages by business unit:

	Three Months Ended September 30,
	Operating Income		Percent
	2005	2004	2005	2004
Wireline	$2,051	$3,284	39%	48%
Wireless	3,252	3,625	61%	52%
Total	$5,303	$6,909	100%	100%

	Nine Months Ended September 30,
	Operating Income		Percent
	2005	2004	2005	2004
Wireline	$4,644	$4,211	35%	38%
Wireless	8,804	6,784	65%	62%
Total	$13,448	$10,995	100%	100%

Discussion of Operating Results

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Total Company

The following table sets forth, for the periods indicated, our consolidated statements of operations reflected as a percentage of total revenue:

	Three Months Ended September 30,
	2005	2004
Revenue	100%	100%
Costs and expenses:
Direct costs	52%	50%
Sales and marketing	15%	15%
General and administrative	15%	13%
Research and development	3%	2%
Total costs and expenses	85%	80%

Equity in loss from joint venture	0%	—

Income from operations	15%	20%
Interest income (expense), net	1%	(1)%

Income before income taxes	16%	19%
Income tax expense	6%	8%

Income from continuing operations	10%	11%
Income (loss) from discontinued operations, net of income tax benefit (expense)	0%	0%
Net income	10%	11%

Revenue

Total revenue increased $85,000 to $35.4 million.  This is primarily attributable to a decrease in Wireline revenue of $257,000, offset by an increase in Wireless revenue of $342,000.

Wireline revenue decreased from $21.4 million to $21.2 million for the three months ended September 30, 2005.  The decrease is due to a $2.3 million reduction in non-recurring systems and software enhancement sales, offset by a $1.5 million increase in recurring data management revenue and a $613,000 increase in recurring maintenance revenue attributable to a customer renewal.  The increase in Wireline data management revenue during the quarter ended September 30, 2005 is partially attributable to the correction of an error in revenue recognition under our first ILEC data management services contract, which was entered into in 1994 (the “1994 Contract”).  As a result, we recognized an additional $595,000 of data management services revenue during the quarter (with no impact on quarterly cash flow).  Since the inception of the 1994 Contract, we have consistently recognized revenue upon billing, one month in arrears. This method was originally adopted due to uncertainties about customer acceptance and receivable collectibility.  The revenue recognition approach related to the 1994 Contract came to our attention in July 2005 when we entered into a new contract that superseded the 1994 Contract.  Under the new contract, we have begun to recognize revenue in the month that the services are performed, consistent with the application of our revenue recognition policy to our other ILEC data management contracts.  Thus, we recognized an additional $595,000 of base services revenue from the 1994 Contract during the three months ended September 30, 2005. We do not believe that this amount is material to any prior reported quarterly or annual financial statements, nor do we believe that this amount will be material to the annual operating results for 2005.  The revenue stream from this contract has been consistent each month over the term of the 1994 Contract.

Wireless revenue increased from $13.9 million to $14.2 million for the three months ended September 30, 2005, primarily as a result of the resolution of a customer billing issue for $718,000.  Approximately $678,000 of the $718,000 was recorded as data management revenue, and was included in total in income before income taxes.  The remainder was recorded as deferred revenue to be recognized ratably as data management revenue over the remaining contract term.

Wireless revenue also increased as a result of continued deployments of Phase I and Phase II services.  Phase I service allows wireless carriers to provide the public safety answering points, or PSAPs, with the caller’s telephone number and the location of the cell sector from which the call originated. Phase I service also enables an emergency call to be routed to an assigned PSAP that is nearest to the caller. Since April 1998, wireless service providers have been required by the Federal Communications Commission, or FCC, to comply with the Phase I mandate within nine months of a valid PSAP request. Phase II service allows carriers to locate wireless 9-1-1 callers within even more precise location parameters, as specified by the FCC.  The increase in Wireless revenue was partially offset by a reduction in deferred revenue recognized as a result of contract extensions which lengthened the deferred revenue amortization period.

Costs

While revenue increased $85,000, total costs increased $1.6 million, or 6%, during the third quarter of 2005 as compared to the same period in 2004.  The significant areas where costs increased include:

•                  Compensation and benefits expense (including payroll taxes, vacation, medical insurance coverage, 401(k) employer matching contributions, and commissions), which increased approximately $2.5 million due to annual merit increases, bonuses, and the hiring of additional personnel to support growth of VoIP operations and domestic and international sales and marketing initiatives; and

•                  Software development expenses, which increased approximately $1.8 million as software development personnel spent more time on projects that were not eligible for capitalization because the work was related to research and development, customer support or maintenance, or because the projects had not yet achieved technological feasibility.

The significant areas where costs decreased include:

•                  Consulting and professional services expenses, which decreased $547,000 as a result of the completion of certain significant software development projects that were in progress during the third quarter of 2004, and a reduction in accounting fees;

•                  Direct costs associated with systems sales in Wireline, which decreased $1.4 million; and

•                  Deferred costs recognized, which decreased $596,000 due to lower deferred revenue being recognized.

Income Before Income Taxes

Income before income taxes decreased $1.1 million, or 17%, to $5.6 million for the three months ended September 30, 2005.

Wireline income before income taxes decreased from $3.2 million for the three months ended September 30, 2004 to $2.2 million for the three months ended September 30, 2005.  The $1.0 million decrease in income before income taxes is primarily due to a reduction of $2.3 million in non-recurring systems revenue along with an increase in total costs of $976,000.  The reduction in Wireline income before income taxes was partially offset by higher database management services revenue of $1.5 million during the third quarter of 2005, of which $595,000 was attributable to the 1994 Contract (as discussed above), as well as an increase in maintenance revenue of $613,000, and an increase in net interest income of $304,000.

Wireless income before income taxes decreased to $3.4 million for the three months ended September 30, 2005 from $3.6 million for the three months ended September 30, 2004.  The $171,000 decrease was attributable to an increase in total costs exceeding the incremental revenues from continued cell site deployments of Phase I and Phase II services.  Included in the incremental revenues was $678,000 of data management revenue from the resolution of a customer billing dispute.  The $678,000 was included in total in income before income taxes.

Income Tax Expense

Income tax expense decreased from $2.7 million to $2.2 million based on lower income before income taxes of $5.6 million in 2005 compared to $6.7 million in 2004.

Results of Operations by Business Unit

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

The following table sets forth, for the periods indicated, our consolidated statements of operations by business segment reflected as a percentage of total revenue:

	Wireline		Wireless
	2005	2004	2005	2004
Total revenue	100%	100%	100%	100%
Direct costs	57%	53%	45%	47%
Indirect business unit costs	10%	11%	10%	8%
Corporate overhead	23%	21%	22%	19%
Total costs and expenses	90%	85%	77%	74%
Equity in loss from joint venture	0%	0%	0%	0%
Income from operations	10%	15%	23%	26%
Net interest income (expense)	1%	(1)%	1%	(1)%
Income before income taxes	11%	14%	24%	25%
Income tax expense	6%	8%	6%	6%
Income from continuing operations	5%	6%	18%	19%
Income (loss) from discontinued operations, net of income tax benefit (expense)	0%	0%	0%	0%
Net income	5%	6%	18%	19%

Wireline Business Unit

Wireline revenue decreased from $21.4 million to $21.2 million for the three months ended September 30, 2005 primarily due to a $2.3 million reduction of non-recurring systems sales, partially offset by $1.5 million of increased VoIP and 9-1-1 data management revenue, including $595,000 of revenue attributable to the 1994 Contract (see previous discussion in “Total Company” section), and $613,000 of increased maintenance revenue.

Direct costs increased $782,000 to $12.1 million during the three months ended September 30, 2005, resulting in a gross margin of 43% for the three months ended September 30, 2005 as compared to 47% for the three months ended September 30, 2004. The increase in direct costs is primarily attributable to a $953,000 increase in software engineering costs, a $362,000 increase in capitalized software amortization and an $867,000 increase in other costs to operate the business, including the hiring of additional personnel and merit pay increases. These increases were partially offset by a reduction in equipment costs directly associated with system sales of $1.4 million.

Indirect costs decreased from $2.4 million to $2.2 million for the three months ended September 30, 2005 due primarily to cost-cutting measures.

Wireless Business Unit

Wireless revenue increased $342,000 to $14.2 million for the three months ended September 30, 2005, primarily as a result of the resolution of a customer billing issue for $718,000.  Approximately $678,000 of the $718,000 was recorded as data management revenue, and was included in total in income before income taxes.  The remainder was recorded as deferred revenue to be recognized ratably as data management revenue over the remaining contract term.

Wireless revenue also increased as a result of continued deployments of Phase I and Phase II services (see previous discussion in “Total Company” section), and the sale of related software enhancements and professional services.  The increase in Wireless revenue was partially offset by a reduction in deferred revenue recognized as a result of contract extensions which lengthened the deferred revenue amortization period.

Direct costs decreased $177,000 to $6.4 million. Direct costs decreased as a percentage of revenue, from 47% to 45%, primarily due to economies of scale associated with the increase in the number of cell sites under management and the resulting increased revenue base.

Corporate Overhead

Corporate overhead expenses, consisting of expenses incurred by various corporate support units, increased by $941,000 to $8.0 million, due primarily to merit pay increases, increase in accrued bonuses and an increase in international sales and marketing efforts.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Total Company

The following table sets forth, for the periods indicated, our consolidated statements of operations reflected as a percentage of total revenue:

	Nine Months Ended September 30,
	2005	2004
Revenue	100%	100%
Costs and expenses:
Direct costs	54%	55%
Sales and marketing	16%	15%
General and administrative	15%	17%
Research and development	2%	2%

Total costs and expenses	87%	89%
Equity in loss from joint venture	0%	—
Income from operations	13%	11%
Interest income (expense), net	0%	(1)%

Income before income taxes	13%	10%
Income tax expense	5%	4%

Income from continuing operations	8%	6%
Loss from discontinued operations, net of income tax benefit	0%	0%
Net income	8%	6%

Revenue

Total revenue increased $11.1 million, or 11%, to $107.5 million.  This is primarily attributable to an increase in Wireline revenue of $5.4 million, or 9%, and an increase in Wireless revenue of $5.7 million, or 15%.

Wireline revenue increased from $58.7 million to $64.1 million for the nine months ended September 30, 2005.  The increase is primarily attributable to $2.6 million of maintenance revenue related to a customer renewal in the second quarter of 2005, as well as $595,000 of revenue attributable to the 1994 Contract (as discussed above) and an increase in 9-1-1 and

VoIP database management services revenue.  Under an FCC mandate, VoIP service providers are required to provide 9-1-1 services by November 28, 2005.  However, the FCC may extend this deadline.

Wireless revenue increased from $37.7 million to $43.4 million for the nine months ended September 30, 2005 as a result of continued deployments of Phase I and Phase II services (as discussed above), the resolution of a customer billing issue (as discussed above), and the sale of related software enhancements and professional services.

Costs

While revenue increased $11.1 million, or 11%, total costs increased $8.6 million, or 10%, during the first nine months of 2005 as compared to the same period in 2004.  The significant areas where costs increased include:

•                  Compensation and fringe expense (including payroll taxes, vacation, medical insurance coverage, 401(k) employer matching contributions, and commissions), which increased approximately $7.3 million due to annual merit increases and the hiring of additional personnel to support growth in the Wireline and Wireless units and in the sales, marketing and business development areas, as well as increases in bonuses and commissions;

•                  Capitalized software amortization expenses, which increased approximately $2.0 million as the software underlying certain capitalized software projects reached availability and began to be amortized;

•                  Software development expenses, which increased approximately $3.2 million as software development personnel spent more time on projects that were not eligible for capitalization because the work was related to research and development, customer support or maintenance, or because the projects had not yet achieved technological feasibility; and

•                  Telecom costs, which increased $356,000 due to the addition of data circuits to support VoIP services.

The significant areas where costs decreased include:

•                  Consulting and professional services, which decreased $2.2 million as a result of the completion of certain significant software development projects, and a reduction in outside legal and accounting costs; and

•                  Asset impairment charges, of which no such charges were recorded during the nine months ended September 30, 2005 as compared to a $2.5 million charge that was recorded during the nine months ended September 30, 2004 to write off certain Commercial Database and Wireless capitalized software projects.

Income Before Income Taxes

Income before income taxes increased $3.5 million, or 34%, for the nine months ended September 30, 2005 to $13.8 million.

Wireline income before income taxes increased from $3.8 million for the nine months ended September 30, 2004 to $4.9 million for the nine months ended September 30, 2005.  The $1.1 million increase in income before income taxes was primarily attributable to $5.4 million in revenue growth, including $595,000 of revenue and income attributable to the 1994 Contract (as discussed above) and the absence of asset impairment charges in the nine months ended September 30, 2005 compared to a $1.9 million asset impairment charge for the same period in 2004.  These additions to income before income taxes were partially offset by a $2.6 million increase in software engineering costs, a $2.0 million increase in capitalized software amortization, and a $1.6 million increase in other costs, including the hiring of additional personnel to support growth in VoIP operations and international development.

Wireless income before income taxes increased $2.4 million to $8.9 million for the nine months ended September 30, 2005, primarily due to a $5.7 million increase in revenues from continued cell site deployments of Phase I and Phase II services, a $678,000 increase in data management revenue from resolution of a customer billing issue, and a $388,000 increase in net interest income, offset by an additional $3.6 million of costs to deliver Phase I and Phase II services.

Income Tax Expense

Income tax expense increased from $4.1 million to $5.1 million based on higher income before income taxes of $13.8 million compared to $10.3 million in 2004.

Results of Operations by Business Unit

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

The following table sets forth, for the periods indicated, our consolidated statements of operations by business segment reflected as a percentage of total revenue:

	Wireline		Wireless
	2005	2004	2005	2004
Total revenue	100%	100%	100%	100%
Direct costs	59%	57%	47%	51%
Indirect business unit costs	11%	13%	10%	10%
Corporate overhead	22%	23%	22%	21%
Total costs and expenses	92%	93%	79%	82%
Equity in loss from unconsolidated subsidiary	0%	0%	0%	0%
Income from operations	8%	7%	21%	18%
Net interest expense	0%	(1)%	0%	(1)%
Income before income taxes	8%	6%	21%	17%
Income tax expense	5%	5%	5%	3%
Income from continuing operations	3%	1%	16%	14%
Loss from discontinued operations, net of income tax benefit	0%	0%	0%	0%
Net income	3%	1%	16%	14%

Wireline Business Unit

Wireline revenue increased from $58.7 million to $64.1 million for the nine months ended September 30, 2005, including $595,000 of revenue attributable to the 1994 Contract (as discussed above).

Direct costs increased $4.7 million to $38.0 million during the nine months ended September 30, 2005, resulting in a gross margin of 41% for the nine months ended September 30, 2005 as compared to 43% for the nine months ended September 30, 2004. The increase in direct costs is primarily attributable to a $2.6 million increase in software engineering expenses, a $2.0 million increase in capitalized software amortization, and a $2.0 million increase in other support costs, including the hiring of additional personnel, offset by a reduction in asset impairment charges of $1.9 million.

Indirect costs decreased from $7.7 million to $7.3 million for the nine months ended September 30, 2005 due primarily to cost-savings initiatives.

Wireless Business Unit

Wireless revenue increased $5.7 million to $43.4 million for the nine months ended September 30, 2005 as a result of continued deployments of Phase I and Phase II services (as discussed above), and the sale of related software enhancements and professional services.  During the three months ended September 30, 2005, we resolved a billing issue with one of our Wireless customers for $718,000.  Approximately $678,000 of the $718,000 was recorded as data management revenue, and was included in total in income before income taxes. The remainder was recorded as deferred revenue to be recognized ratably as data management revenue over the remaining contract term.

Direct costs increased $1.2 million to $20.5 million for the nine months ended September 30, 2005.  Direct costs decreased as a percentage of revenue, from 51% to 47%, primarily due to economies of scale associated with the increase in the number of cell sites under management and the resulting increased revenue base.

Corporate Overhead

Corporate overhead expenses, consisting of expenses incurred by various corporate support units, increased by $2.3 million to $23.8 million due primarily to increases in salaries, bonuses, and employee benefits costs.

Balance Sheet Items

As of September 30, 2005 Compared to December 31, 2004

Current assets increased $4.0 million to $78.9 million at September 30, 2005.  This increase is primarily the result of the following factors:

•                  Cash and cash equivalents increased $38.4 million to $49.1 million at September 30, 2005. The increase is attributable to net cash provided by operating activities of $22.4 million and by investing activities of $19.5 million, offset by net cash used in financing activities of $3.5 million;

•                  Short-term investments decreased $28.7 million to $0 at September 30, 2005, due to the transfer of investments to funds considered to be cash equivalents based on their liquidity status;

•                  Accounts receivable decreased $4.2 million to $13.4 million as a result of collection efforts;

•                  Unbilled revenue increased $1.7 million to $3.4 million due to a quarter end timing issue associated with a contract renewal and a Hurricane Rita notification event;

•                  Prepaids and other increased $908,000 to $3.9 million due to prepaid insurance and maintenance contracts;

•                  Deferred contract costs decreased $710,000 to $5.1 million at September 30, 2005 due primarily to the year-to-date recognition of previously deferred contract costs; and

•                  The current portion of the deferred tax asset decreased $3.4 million to $4.1 million due to the utilization of net operating loss carryforwards.

Non-current assets decreased $1.4 million to $75.2 million at September 30, 2005, primarily due to the following:

•                  Software development costs decreased $1.6 million to $14.9 million at September 30, 2005, primarily due to amortization of $5.8 million, offset by $4.2 million of additional investments in several significant projects, during the first nine months of 2005;

•                  Property and equipment, net increased $437,000 to $23.1 million at September 30, 2005, primarily attributable to capital expenditures related to the build out of the VoIP peering network, offset by depreciation expense;

•                  Investment in joint venture increased from $0 at December 31, 2004 to $952,000 as September 30, 2005 as a result of our investment in a Chinese joint venture during the quarter ended September 30, 2005;

•                  Long-term deferred contract costs increased $1.6 million to $3.1 million at September 30, 2005, primarily as a result of new Wireless Phase I and Phase II cell site deployments;

•                  Intangibles decreased $1.0 million to $3.2 million at September 30, 2005 due to current period amortization primarily in relation to Wireless cell site deployment contracts;

•                  Long-term investments decreased $898,000 to $0 at September 30, 2005 as the investments were liquidated to cash and cash equivalents during the second quarter of  2005; and

•                  Goodwill decreased $746,000 to $29.5 million at September 30, 2005 due to foreign currency exchange rate fluctuations between the Swiss franc and the US dollar.

Current liabilities decreased $11.9 million to $23.6 million at September 30, 2005 primarily as a result of the following factors:

•                  Accounts payable and accrued liabilities increased $2.6 million primarily due to outstanding VoIP peering network invoices at September 30, 2005, as well as an increase in accrued bonuses at September 30, 2005;

•                  The current portion of deferred contract revenue decreased $10.3 million to $9.5 million at September 30, 2005, primarily attributable to the recognition of previously deferred revenue associated with additional cell site deployments in Wireless and the recognition of previously deferred revenue associated with the delivery of software feature and system sales in Wireline; and

•                  Mandatorily redeemable preferred stock payable decreased $4.4 million to $0 at September 30, 2005, due to the final payment to NV Partners II LP, a former affiliate of Lucent Technologies Inc., related to our 2001 acquisition of Lucent Public Safety Systems.

Long-term liabilities increased $3.5 million to $15.3 million at September 30, 2005 as a result of a $576,000 increase in the net deferred tax liability, a $398,000 increase in capital lease obligations due to new capital leases entered into during the first nine months of 2005, and a $2.5 million increase in long-term deferred revenue due to new customer contracts and contract extensions with upfront charges.

Liquidity and Capital Resources

Cash Requirements

In addition to our known significant contractual obligations, which include $25.7 million of operating lease obligations, $3.5 million of capital lease obligations, and a $2.0 million line of credit, we estimate that we will require cash to:

•                  Continue to fund ongoing operations, including the addition of sales and product development personnel and investment in additional hardware and software to maintain and enhance our existing networks and software applications;

•                  Complete existing product strategies, including our major wireline and wireless product initiatives;

•                  Invest in new product development, including our Intelligent Emergency Network (“IEN”), VoIP and applications of bmd product lines in North America;

•                  Invest in the build out of a national VoIP peering network;

•                  Increase research and development efforts to implement our IEN platform, a key element of the strategy to enhance our existing 9-1-1 services business, and deliver the next generation of emergency communications services;

•                  Complete market penetration strategies, particularly with respect to our Swiss subsidiary and our international initiatives in Europe and Asia, including our investment of an additional $1.0 million in our joint venture in China during or subsequent to 2006;

•                  Begin paying federal and state income taxes once available tax assets and credits are fully utilized;

•                  Continue to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002; and

•                  Complete potential acquisitions.

During the remainder of 2005, we estimate that we will spend $1.5 million to $2.5 million for capital expenditures to support the above initiatives and $1.5 million related to capitalized software projects.  We expect to fund our capital obligations and ongoing operational activities with cash provided by operations and existing cash and cash equivalents at September 30, 2005 of $49.1 million.

We cannot predict with certainty the cash and ongoing operational requirements for our proposed strategies as technological requirements for new product strategies, market conditions, competitive pressures, regulatory requirements and customer requirements change rapidly. If we are unable to generate the cash from operations at currently estimated levels, our efforts to complete existing products, complete potential acquisitions, enhance our platforms and enter new markets could be adversely impacted.

We do not expect to enter into additional capital leases during the fourth quarter of 2005 to finance major hardware and software purchases. We may use cash to complete acquisitions. At present, we have no binding commitments with any third parties to obtain any material amount of equity or debt financing other than the financing arrangements described in this report. However, if business opportunities arise in the future, we may enter into financing arrangements to satisfy actual or anticipated capital needs.

In 2003, we expanded our revolving line of credit with GE Capital from $15.0 million to $20.0 million to provide additional flexibility and capacity to meet our short- and long-term needs and to lower the effective interest rate. The expansion of our revolving credit facility also lowered the interest rate on outstanding principal to a floating LIBOR-based rate, which was 7.37% at September 30, 2005, and extended the due date on outstanding principal on the revolver from July 2004 to December 2006.  We cannot predict the future direction of interest rates.  A rise in interest rates would negatively impact our net income and cash flow. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Based on the information available today, we estimate that we will spend approximately $50 million on our IEN strategic initiative over the next five years.  The actual timing and aggregate amount of such investment may fluctuate substantially, from quarter to quarter and from year to year, and will ultimately depend on numerous evolving factors, including but not limited to:

•                  The near- and long-term demand for VoIP peering solutions, the timing of the FCC’s mandate for VoIP 9-1-1, and future connectivity negotiations with carriers;

•                  The pace of market development for IEN-related products and services, outside of VoIP, and the demand for such services by alarm service companies, Telematics service providers, wireless customers, federal, state and local public safety entities, and end users;

•                  Engineering development cycles, go-to-market strategies and continuing refinement of product and service offerings in specific vertical markets;

•                  The market for wireless connectivity to legacy infrastructure, emergency first responder services, and consumer oriented service offerings;

•                  Negotiations with third-party suppliers of IEN-related hardware and software; and

•                  The nature, capacity and topology of network architecture, and its evolution over the next several years.

Moreover, we cannot yet predict how the total aggregate investment will be split between capital expenditures and operating expenses, but the amount apportioned to operating expenses may be as high as 50%.

Sources and Uses of Cash

Operating Activities

The following summarizes our cash provided by operating activities:

•                  Three and nine months ended September 30, 2005—$9.3 million and $22.4 million, respectively

•                  Three and nine months ended September 30, 2004—$10.9 million and $17.6 million, respectively

Our cash from operations of $9.3 million for the three months ended September 30, 2005 was due primarily to net income of $3.5 million, $3.9 million of non-cash depreciation and amortization, collections of accounts receivable balances of $2.6 million, and inflows of cash from other working capital of $2.6 million, offset by cash outflows in deferred revenue of $3.3 million.  The decrease in cash provided by operating activities from 2004 to 2005 was primarily a result of lower net income for the three months ended September 30, 2005, and a decrease in revenue that was deferred and not recognizable in the three months ended September 30, 2005, a decrease in deferred contract costs of $2.1 million, offset by improvement in collections of $3.5 million.  Also, our days outstanding, or DSO, defined as ending gross accounts receivable and unbilled revenue divided by the trailing 90 days average sales decreased from 59 days at September 30, 2004 to 43 days at September 30, 2005.  We cannot predict whether we will be able to improve or maintain our DSO performance.

Investing Activities

The following summarizes our cash provided by (used in) investing activities:

•                  For three and nine months ended September 30, 2005—$(5.6) million and $19.5 million, respectively

•                  For three and nine months ended September 30, 2004—$(4.1) million and $(21.2) million, respectively

Our cash used in investing activities of $5.6 million for the three months ended September 30, 2005 was primarily due to capital expenditures totaling $3.3 million and capitalized software development projects totaling $1.2 million.  We also made a $1.0 million investment in a Chinese joint venture during the quarter.  Capital asset purchases of $3.3 million during the three months ended September 30, 2005 related primarily to additional equipment costs required for the build out of the national VoIP peering network, and additional hardware and software investments to enhance our infrastructure and software applications.  Capital asset purchases during the same period in 2004 totaled $367,000.

Our software development investments during the first nine months of 2005 totaled $4.2 million, compared to $7.7 million during the same period in 2004. We invested in several significant software development efforts during these periods, including new product offerings in Wireline, our IEN product and our V9-1-1SM Mobility Service (designated for VoIP 9-1-1 services).

During the nine months ended September 30, 2005 and 2004, we had cash flow activity from the purchases and sales of certain investments.  We liquidated our short-term and long-term investments to cash and cash equivalents during the second quarter of 2005.

Financing Activities

The following summarizes our cash provided by (used in) financing activities:

•                  Three and nine months ended September 30, 2005—$379,000 and $(3.5) million, respectively

•                  Three and nine months ended September 30, 2004—$(1.5) million and $(6.0) million, respectively

During the first nine months of 2005, we repaid $1.3 million on capital lease obligations and redeemed $4.6 million of mandatorily redeemable preferred stock, offset by proceeds received from the exercise of stock options and warrants totaling $2.4 million.  During the nine months ended September 30, 2004, we repaid $2.6 million on capital lease obligations and paid principal payments of $4.3 million on our redeemable preferred stock, as well as $3.2 million in payments on our outstanding notes with GE Capital.  Notes payable were paid off in full in December 2004.  Also, in the nine months ended September 30, 2004, we received $4.1 million in proceeds from the exercise of stock option and warrants.

As of September 30, 2005, we have a revolving line of credit that is available to meet operating needs. Borrowing availability may not exceed the lower of: (i) $20.0 million; or (ii) two times the adjusted trailing twelve month EBITDA (or $20.0 million at September 30, 2005) as defined in the line of credit agreement, which was amended in November 2003. The interest rate on amounts borrowed under the line of credit is equal to the lower of the prime rate plus 1.5%, which was 8.25% as of September 30, 2005, or LIBOR plus 3.75% per annum, which was 7.37% as of September 30, 2005. The line of credit matures on December 31, 2006, requires a $2.0 million minimum balance to be maintained and is collateralized by accounts receivable and certain other assets. As of September 30, 2005, $2.0 million was outstanding and an additional $17.3 million was available for additional borrowings.  We are utilizing $665,000 of the credit line to satisfy letter of credit obligations related to the occupancy of our primary facilities in Longmont, Colorado and Lisle, Illinois.

We also have access to a maximum of $10.5 million through capital lease lines with three entities. The interest rate is equal to each lessor’s cost of funds plus an additional interest rate profit at the time of each lease. Each lease schedule is collateralized by the underlying assets and is subject to review and approval by the lessor at the time of our application.

Each lease has a 36-month term. As of September 30, 2005, we have utilized approximately $3.5 million of the $10.5 million available under the capital lease lines.

Covenant Compliance

We were in compliance with all debt covenants as of September 30, 2005.

Assessment of Future Liquidity and Results of Operations

Liquidity.  Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to adequately fund our operations through at least the next twelve months. In making this assessment, we have considered:

•                  Our consolidated cash and cash equivalents of $49.1 million as of September 30, 2005;

•                  The availability of funding under our revolving credit facility;

•                  The anticipated level of capital expenditures and investments in capitalized software during the remainder of 2005 and into 2006; and

•                  Our expectation of realizing positive cash flow from operations through the remainder of 2005 and into 2006.

The availability of borrowings under our credit facility and lease line of credit is subject to covenants and limitations that require us to maintain compliance with specified operating and financial covenants. While we were in compliance with all covenants at September 30, 2005, there can be no assurance that we will continue to be in compliance with these covenants over time, especially if our debt borrowings increase or our operating results are not sufficient to cover our fixed financing payments.

Results of Operations.  Although we expect to generate positive cash flows from operations, there are several factors that may affect our results of operations in the last quarter of 2005.  These factors include, but are not limited to, the following:

•                  Consolidations among our Wireline and Wireless customers, which may result in volume price discounts;

•                  Uncertainty regarding the size and timing of near-term licensed product sales;

•                  Contract renegotiations and extensions, which are subject to competitive pressure and may result in discounted prices and recognition of deferred revenue over an extended contract term; and

•                  Operating deficits for our new product initiatives and international market initiatives, including our Swiss subsidiary and Chinese joint venture.

Among other things, consolidations among our telecommunications customers, especially in the wireless sector, involve integration risk and create uncertainties related to our pricing structure and operating results.

Summary.  Although we believe that we are well positioned to compete, customer consolidations and contract renegotiations may have a material, adverse effect on our ability to renew contracts as they expire or to maintain current price levels, especially where a consolidated customer base will be able to negotiate volume price discounts and where we must recognize deferred revenue over an extended contract term. Many of our customers have substantially greater resources, and we may experience some price degradation or customer loss. Moreover, the size and timing of license product sales are expected to be erratic over the next several quarters. As a result, we cannot be certain that third party financial forecasts will prove to be accurate. Customer consolidations, uncertain license product sales and contract renegotiations may have a material, adverse effect on our revenues and operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk to the extent that United States interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. The interest payable on our line of credit is determined based on the lower of prime rate plus 1.5% or LIBOR plus 3.75% per annum, and, therefore, is affected by changes in market interest rates. Interest rates on our capital lease lines are dependent on interest rates in effect at the time the lease line is drawn upon. Total liabilities outstanding at September 30, 2005 under the line of credit and capital lease lines were approximately $5.5 million. Based on amounts borrowed as of September 30, 2005, we would have a resulting decline in future annual earnings and cash flows of approximately $55,000 for every 1% increase in prime lending rates. We have no plans to use derivative instruments or engage in hedging activities.

Foreign Currency Risk

bmd wireless AG, our Swiss subsidiary, conducts substantially all of its business in Euros and Swiss francs.  As of September 30, 2005, bmd had approximately $570,970 in accounts receivable that are exposed to foreign currency exchange risk.  During the three and nine months ended September 30, 2005, we recorded a transaction gain of $13,000 and a transaction loss of $35,000, respectively, on foreign currency denominated receivables.  Although we do not believe that this risk is material to Intrado, we will continue to monitor our foreign currency risk and will record transaction gains or losses as a component of other income (expense) in our Consolidated Statements of Operations.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 2, 2005

INTRADO INC.
a Delaware corporation

By:	/s/ George Heinrichs
	Name:	George Heinrichs
	Title:	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ Michael D. Dingman, Jr.
	Name:	Michael D. Dingman, Jr.
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)