Form 10-K
period 2005-12-31
INTRADO INC
filed 2006-03-07
CIK 924505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

The aggregate market value of voting common stock held by non-affiliates of the Registrant was approximately $252,516,000 as of the end of the Registrant’s second fiscal quarter, based upon the closing sale price of the common stock as reported on the NASDAQ National Market on June 30, 2005.

As of February 28, 2006, the registrant had 18,110,739 shares of common stock outstanding.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Item 1. Business, Item 3. Legal Proceedings, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Item 9A. Controls and Procedures. We intend the forward-looking statements throughout this Annual Report on Form 10-K and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “will,” “anticipate,” “estimate,” “expect,” “intend” and other words and phrases of similar meaning. Known and unknown risks, uncertainties and other factors could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on information available as of the date of this Annual Report on Form 10-K and on numerous assumptions and developments that are not within our control. Although we believe these forward-looking statements are reasonable, we cannot assure you they will turn out to be correct. Actual results could be materially different from our expectations due to a variety of factors, including the following:

•                  Our reliance on large contracts from a limited and potentially decreasing number of significant telecommunications customers and their ability to pay for our services, especially in light of competitive pressures in the telecommunications industry;

•                  Whether acquisitions, consolidations, bankruptcies and reorganizations among our telecommunications customers will result in volume pricing discounts or otherwise have a material, adverse effect on our market share, revenue, liquidity and profitability;

•                  Competition in service, price and technological innovation from entities with substantially greater resources, especially in light of the fact that the increased use of Voice over Internet Protocol, or VoIP, technology has opened our traditional 9-1-1 data management services business to new competition;

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

•                  Our ability to expand beyond our traditional business and into highly competitive notification and data management sectors, including, but not limited to, our efforts to deploy IntelliCast® Target Notification services;

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

•                  Changes in foreign currency exchange rates, and their potentially adverse effect on our results of operations and cash flows;

•                  The possibility that we will not generate taxable income in an amount sufficient to allow us to utilize previously generated research and development tax credits;

•                  Developments in telecommunications regulation and the unpredictable manner in which existing or new legislation and regulation may be applied to our business;

•                  The impact of recent accounting pronouncements related to share-based payments on our future financial statements;

•                  Developments in governance, accounting and financial regulations, and their impact on general and administrative expenses; and

•                  With respect to West Corporation’s proposed acquisition of Intrado: (1) the potential failure of the parties to satisfy the conditions to consummation of the merger and the possibility that we may be required to pay a termination fee of $15.0 million to West Corporation if the merger agreement is terminated, (2) the effect of the announcement of the merger on our customer relationships, operating results and business generally, including our ability to retain key employees, and (3) if the merger is consummated, our common stock will no longer be traded on The Nasdaq National Market and stockholders will no longer participate in our growth or in any synergies resulting from the merger.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business and should be read in conjunction with the more detailed cautionary statements included in this Annual Report on Form 10-K under the caption Item 1A. Risk Factors, our other Securities and Exchange Commission filings and our press releases.

INTRADO INC.

2005 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART II

Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

ITEM 1.  BUSINESS

Overview

For over 25 years, telecommunications providers, public safety organizations and government agencies have turned to Intrado Inc. for their emergency communications needs. A global provider of integrated data and telecommunications solutions, we provide the core of the United States’ 9-1-1 infrastructure and a wide range of safety and mobility offerings. Our primary business is the support of the nation’s 9-1-1 emergency response infrastructure for wireline, wireless and Voice over Internet Protocol, or VoIP, networks. The data we manage enables a 9-1-1 call to be routed to the appropriate public safety answering point, or PSAP. We also provide the PSAP with callback data and the caller’s location. This critical information enables public safety organizations to respond to calls quickly and efficiently. In addition, our infrastructure enables telecommunications carriers to meet state and federal regulatory mandates. Since we launched our 9-1-1 data management services in 1994, our 9-1-1 data integrity infrastructure has provided robust and reliable service to our telecommunications and public safety customers.

Our customers include all of the major incumbent local exchange carriers, or ILECs, 41 competitive local exchange carriers, or CLECs, 32 VoIP providers, 60 wireless service providers, and a variety of state, local and federal government agencies. We directly manage more than 104 million wireline subscriber data records and support another 130 million wireline records under customer management with Intrado-provided licensed software. In wireless, we provide 9-1-1 infrastructure and deployment services that support nearly 100 million subscribers in the United States.

During 2005, we continued to strengthen and expand our 9-1-1 leadership position in our two primary business units: wireline and wireless. In our wireline business, we renewed or extended certain long-term contracts with major ILECs and acquired new CLEC and VoIP customers. We continued to expand our wireless business as we added new customers and continued service deployments that enable wireless carriers to comply with Federal Communications Commission, or FCC, Phase I and Phase II mandates.

We provide a location-positioning platform to support both Phase I and Phase II wireless deployments. Our internally-developed technology includes a Mobile Positioning Center, or MPC, and a Gateway Mobile Location Center, or GMLC. The MPC and GMLC and the Intrado Wireless Gateway are essential components for the proper routing and processing of wireless emergency calls. The platform is also used for our VoIP solutions and Intrado® Enhanced Emergency Services.

We also operate IntelliCast® Target Notification that enables city, state or federal governments to geographically target and notify individuals of emergencies.

In 2005, we continued to invest in the Intelligent Emergency NetworkTM, or IEN, which will enable the next generation of emergency communications services. IEN is a key element of our strategy to expand our existing 9-1-1 services business. In 2005, we also continued global expansion plans with the formation of a joint venture in China and a new subsidiary in Singapore.  bmd wireless AG, or bmd, in Switzerland continues to provide a suite of commercial services and access to important carrier relationships in Europe, and its capabilities and expertise have now been fully integrated into our operations.

We continue to maintain ISO 9001 certification, which we first achieved in December 2001 and is an integral part of our corporate compliance program. This certification demonstrates our strong commitment to the quality and continuous improvement of our products, services and internal processes in both domestic and international markets.

We maintain a website with the address www.intrado.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report. Through our website, we make available all of our filings with the Securities and Exchange Commission, or SEC.

We were founded and incorporated in July 1979 in Colorado under the name Systems Concepts of Colorado, Inc. and reincorporated in September 1993 in Delaware under the name SCC Communications Corp. We completed our initial public offering in June 1998. We acquired Lucent Public Safety Systems, or LPSS, in May 2001, after which we changed our name to Intrado Inc.

On January 29, 2006, we entered into an Agreement and Plan of Merger with West Corporation, a Delaware corporation headquartered in Omaha, Nebraska. Under the terms of the agreement, West Corporation agreed to acquire all of the outstanding Intrado common stock for a purchase price of $26.00 per share. If our stockholders approve the merger at a meeting expected to be held during the second quarter of 2006, we will become a wholly owned subsidiary of West Corporation.

Our corporate offices are located at 1601 Dry Creek Drive, Longmont, Colorado, and our telephone number is
(720) 494-5800.

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

During 2005, the use of VoIP, a technology that enables voice traffic to be carried over an Internet Protocol-based network, grew significantly. We expect this trend to continue.  In a VoIP call, voice is broken into packets at the transmitting end device and then reassembled at the receiving end device. The location of the VoIP caller is not necessarily fixed, presenting a challenge related to the handling and routing of emergency calls. Regulators, industry trade groups, carriers and suppliers are working together to address this issue. In May 2005, the FCC issued a ruling making E9-1-1 access mandatory for interconnected VoIP providers who offer fixed and nomadic services. This ruling requires VoIP providers to expeditiously develop a solution to deliver VoIP placed 9-1-1 calls directly into the emergency services network and to provide the caller’s telephone number and address location in areas where E9-1-1 is available. The deadline for complying with this ruling was November 28, 2005.

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

The European Union’s, or EU’s, initiative to implement location information for emergency services through their common emergency number, 1-1-2, was launched via the EU directive issued in July 2003.  Based on a formal review in 2005 of the status of 1-1-2 implementations, the EU will establish an expert group of officials from the 25 member states to seek practical solutions to the continuing challenges facing 1-1-2 implementations.

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

Retain and grow our existing wireless 9-1-1-customer base. We have contracts to provide Phase I wireless 9-1-1 services to 60 wireless customers. There is a significant opportunity to increase our Phase I wireless 9-1-1 penetration by deploying service to a larger portion of the subscribers we have under contract and signing contracts with additional wireless service providers. We also have been deploying Phase II wireless services since late 2001. The significant growth in the number of wireless telephone users, wireless carrier consolidation and the increased demand for enhanced wireless service offerings present opportunities for growth in our wireless 9-1-1 services.

Continue development and roll out of IEN. As the leader in 9-1-1 infrastructure, systems and services, we are well positioned to deliver the next generation of emergency communications services. The IEN initiatives will encompass secure Internet Protocol, or IP, networking and allow the industry to move away from relying solely on outdated analog technologies. We are designing and building the next generation of 9-1-1 network infrastructure, in which we plan to incorporate the latest technologies such as IP and message switching. We intend to use our expertise in providing highly accurate 9-1-1 data management services over the past two decades to ensure that the same high standards are applied to future emergency management solutions.

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

Extend Our Emergency Communications Leadership Beyond North America. We continue to gain visibility into the European emergency communications and notification market. We are actively involved with the European Telecommunications Standards Institute, or ETSI, in defining requirements for Enhanced 1-1-2, or E1-1-2, deployment. In addition, we have been active with the European Emergency Number Association, or EENA, in advancing the development and implementation of E1-1-2. We are engaged in discussions with key European and Asian carriers, government organizations and potential deployment partners.

Focus on Government Opportunities. In 2005, we continued to focus attention in the federal, state and local government markets through our Government Markets Group. This group acts as a cross business-unit marketing and sales resource in identifying, analyzing and pursuing potential government market opportunities and developing and executing cohesive product portfolio plans, promotional programs and distribution strategies.  The Government Markets Group focuses on the sale of Intrado’s products and services as well as partner solutions, consulting, and system integration services to prospective public safety government buyers.

Intrado Products and Services

We provide a wide range of products and services for the telecommunications, public safety and commercial markets. Our key products are listed below.

Wireline Offerings

Intrado® Data Management Services and Systems

We provide wireline 9-1-1 solutions on both service-based and license-based models. In the service model, we house and maintain the customer’s data; and the customer outsources virtually all of its 9-1-1 data management operations, including system activation, routine data administration, and event transaction processing and performance management. Our services are secure, reliable and easily interface with an individual carrier’s proprietary or open systems. In the license model, we provide licensed software applications bundled with systems hardware that allows carriers to manage the data, at their own facilities, with their own personnel.

9-1-1 Data Management Services—Outsourced Model

Customers: ILECs, CLECs, Independent Operating Companies (IOCs), State and Local Governments, State of Texas, VoIP carriers.

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

Our VoIP services, including V9-1-1® Mobility Services, enable VoIP providers to support emergency calls over their VoIP networks by providing a VoIP call interface to the Public Switched Telephone Network and call routing and call delivery to the appropriate PSAP. Our proven solution helps VoIP service providers comply with regulatory mandates by enabling a comprehensive routing and call delivery solution for VoIP 9-1-1 calls.  In addition to call delivery capability through our network, our real-time provisioning system performs geo-coding , data storage and file maintenance of our customers subscriber data to ensure that calls received by us can be delivered via our network to the appropriate selective router for 9-1-1 call termination.  The information delivered to the PSAP will be consistent with current and existing wireline 9-1-1 data delivery, meaning a validated Master Street Address Guide, or MSAG, and the call back number of the VoIP 9-1-1 caller will be displayed.

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

Enhancements to 9-1-1 Data Management Services.  We also offer the following enhancements to 9-1-1 Data Management Services:

•                  9-1-1Net® is a web-based tool for maintaining the MSAG and Automated Location Identification, or ALI, databases. Using 9-1-1Net®, users can view live address routing rules, send address updates, review inbound call load, error statistics and ALI discrepancy reports and receive product updates.

•                  V9-1-1®  Level of Service is a tool that allows VoIP providers to verify their end subscriber’s level of 9-1-1 emergency service during the initial registration of their calling location.

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

9-1-1 Training. Customized training on a variety of 9-1-1-related topics.

9-1-1 Batch MSAG Translation. Validates addresses against the Master Street Address Guide database.  This is a database of street names and house number ranges within their associated communities and Emergency Services Numbers (ESNs) to enable proper monitoring and routing of 9-1-1 calls.

Intrado Target Notification/Call List Services

Customers: Government (Federal/State/Local) and Commercial Enterprises

The concept of public safety officials and police and fire departments using the public telephone system to notify citizens of crisis situations has modernized emergency communications services. Our Intrado Target Notification and Call List services provide a fast and efficient means of notifying the public and specialized groups during a crisis. Call events can be launched on a geographical basis or through the use of dedicated lists of telephone numbers. At the onset of an incident, target notification services can be used to provide citizens and emergency personnel with critical information and ongoing updates until the situation is resolved. In 2005, we completed a trial with the National Weather Service to explore weather-based scenarios for targeted notification.  The trial validated the ability to integrate all hazards threat modeling into emergency notification.

Intrado Target Notification is an emergency telephone notification tool used by local officials to rapidly identify, notify and instruct individuals and first responders in crisis situations. Target Notification is a fully redundant, hosted service, combining a high-capacity calling platform with in-house expertise in database management. A web-based application, it can be accessed via the Internet or any telephone.

Intrado Call List is a telephone-based communications tool for reliably distributing information to public safety officials, first responders and others who must rapidly mobilize in response to a crisis. Call list services are based on telephone number data supplied by the customer. The list typically contains the name, title and telephone number of specific individuals to be contacted. Call lists are built and maintained via the Internet. Call lists may contain multiple wireline and wireless telephone numbers for each individual.

Intercarrier Information Exchange

Customers : VoIP Providers, ILECs, CLECs, Wireless Carriers, Data Aggregators, Other Telecom Service Providers

Intrado’s Intercarrier Information Exchange, or IIE, platform focuses on two broad areas of service: (1) data services, and (2) Operation Support Systems, or OSS, provisioning services.  IIE services support many aspects of carrier back office applications including billing reconciliation, call routing, Customer Account Record Exchange, or CARE, compliance and routing, carrier identification, billing validity, private Caller Identification with Name, or CNAM, functionality, Local Service Request, or LSR processing, Access Service Request, or ASR, processing, Line Information Database, or LIDB, functionality, and Directory Assistance, or DA.  Several of the nation’s largest carriers use the Intrado IIE services to solve complex and, in some cases, previously unsolvable issues.

IIE Data Services include the following:

National Repository Line Level Database – Intrado maintains the National Repository Line Level Database, or NRLLDB, for the telecom industry.  An award from the Alliance for Telecommunications Industry Solutions, or ATIS, the database contains specific line level information that is CLEC specific and found no where else in the industry, including unbundled network element, or UNE, and resale CLEC information.

Private CNAM Services – Intrado maintains a private CNAM database service that allows carriers to house data internally for completion of CNAM, rather than having to continually pay query charges to use the SS7 or IP networks to transport or obtain queries.

IIE OSS Provisioning Services are unique in the OSS field because they involve an outsourced model.  Intrado handles all issues associated with LSRs, ASRs, service order activation (local number portability), LIDB, CNAM, DA, and CARE population.  Some of the largest competitive carriers in the country have found this model to be advantageous and are currently being rewarded with lower costs of customer acquisition and reduced time between customer order and customer payment.

Wireless Offerings

Intrado® Wireless Services

We are the leading provider of outsourced emergency response services and solutions for wireless service providers. We provide a range of products and services, including outsourced transaction management, system integration and a host of educational and professional services, all centered on our scalable and redundant software platforms.

Intrado wireless network transaction services and systems route information quickly and accurately, assuring that callers receive rapid and appropriate responses to their calls. These services provide a wide range of applications, including support of Phase I and Phase II E9-1-1 deployments, enhanced emergency services and wireless data services. We offer both service and licensed models. In the service model, we manage the entire E9-1-1 call delivery to the local exchange carrier infrastructure, which in turn delivers the calls to the PSAPs. We manage all of the wireless PSAP boundary data and provisioning of all cell site information for our service customers. In the licensed model, we deliver our location-positioning platform to our customers and provide professional services to implement, train and engineer the in-house solution. We can also provide on-going remote provisioning and PSAP boundary data access for our licensed customers. In either model, our wireless routing data is utilized in the provision of emergency response services throughout the United States.

Enhanced 9-1-1 Services

Customers: Wireless service providers

We host wireless E9-1-1 services, and provide deployment and integration services to enable wireless service providers to comply with the FCC’s Phase I and Phase II mandates. After a wireless service provider receives a valid activation request from a PSAP, our program managers develop a plan with the wireless service provider to activate the service the PSAP is requesting. This plan includes development of LEC network interconnections for both data and voice that are specific to the local wireless network configuration and interface requirements. The program managers develop graphic cell site coverage area maps that are superimposed on current maps of public safety agency boundaries. Routing recommendations can then be made and coordinated with the appropriate PSAP. As a result, 9-1-1 calls are routed to the appropriate PSAP, and the callback number and cell location of the caller are delivered to that PSAP. Wireless 9-1-1 offerings include the following:

Intrado Wireless Gateway (IWG) is a network and services solution for integrating and maintaining connectivity to national and regional ALI systems. IWG has the flexibility to handle the real-time ALI exchange interfaces, messaging requirements, and data formats required by ILECs and PSAPs while using standards-based interfaces.

Intrado Mobile Positioning Center and Gateway Mobile Location Center (MPC and GMLC) serve as the core network element between a wireless network, location determination equipment and the 9-1-1 network.  The Intrado MPC and GMLC give wireless service providers the maximum level of flexibility and reliability required as they deploy emergency services.  The MPC and GMLC provide call routing services to wireless switches in a wireless service provider’s network and provide call-back number and caller location information to the PSAP, as required by the FCC mandate.

Intrado Coordinate Routing Database (CRDB) is the industry’s most comprehensive and accurate PSAP database. Associated CRDB services include data provisioning, data collection, mapping, call routing facilitation, Emergency Services Messaging Entity and Emergency Services Network Entity provisioning.  Program management for CRDB services is handled by experienced professionals who understand E9-1-1 infrastructure.

Intrado Position Determination Entity (PDE) offers wireless service providers access to a full-service hosted hardware and software application for their Phase II handset based location deployments. Our hosted PDE service utilizes third party PDE software to locate the latitude and longitude of the wireless caller with remarkable precision without the need for expensive additions or changes to the wireless service provider’s network. Hosted PDE service provides access to a centralized PDE server as well as the necessary application software and engineering expertise for a complete PDE solution.

Intrado Standalone ALI connects PSAPs that utilize on-site ALI databases with IWG Services, enabling PSAPs to receive caller location information when wireless 9-1-1 calls are initiated.

Intrado Accuracy Compliance Testing Services provide wireless carriers the opportunity to satisfy the location testing and accuracy verification objectives of the FCC’s guidelines and industry standards. By providing the capabilities to monitor the “health” of the emergency services network with an automated solution, carriers minimize the amount of time, money and resources spent on repeated compliance testing.

9-1-1 for Mobile Satellite Services (MSS) provides a highly reliable solution that interfaces between MSS subscribers and PSAPs to meet the FCC mandate for MSS 9-1-1 service. MSS subscribers simply dial 9-1-1, and the call is routed to the Intrado Emergency Call Relay Center (ECRC) where experienced emergency call takers determine the appropriate PSAP and transfer the call.

Professional Services

Customers: Wireless service providers

Our wireless professional services provide customers with the opportunity to meet their unique E9-1-1 project management requirements as well as their need to allocate resources effectively.

Intrado E9-1-1 Implementation Services provide assessment of existing capabilities with the technical and operational requirements for successful deployment and management of E9-1-1.

Intrado E9-1-1 Infrastructure Services provide drive testing, translations and mapping information.

Intrado Cost Recovery Services provides expertise in customized cost recovery and billing services.

Intrado E9-1-1 Analytics evaluate the on-going performance of your E9-1-1 environment by accessing key data collected by Intrado. Intrado E9-1-1 Analytics presents performance indicators in areas such as uncertainty (potential distance between wireless caller and calculated Phase II x,y coordinates) and sector call counts that provide insight to E9-1-1 system efficiency and integrity.

Government Professional Services

Intrado E9-1-1 Consulting Services provide states, counties and municipalities with technical and operational readiness assessments, facility reviews, personnel training and other services that enable government entities to meet their unique E9-1-1 project management requirements.

Integration Lab Services

Customers: Wireless service providers

Intrado Integration Lab Services allow wireless service providers and vendors to perform regression testing, verification testing and location testing of new hardware, software and applications and ensure efficient optimization and operation of all technologies.

Enhanced Emergency Services

Customers: Telematics Service Providers, Automotive Manufacturers, Call Centers

Intrado Enhanced Emergency Services (EES) allow commercial fleet operators, Telematics Service Providers and roadside assistance call centers to receive emergency verbal or text messages from their subscribers. EES delivers vital information to call centers so that calls are quickly and correctly routed to the appropriate PSAP. After the PSAP dispatches the emergency first responders, EES is able to deliver critical, driver-approved medical and health care provider information to the emergency medical service vehicle.

Location Services

Customers: Wireless service providers

Intrado Hosted User Plane PDE Services provide the enhanced functionality needed to successfully launch location-based applications and increase the reliability and accuracy of location-based services while minimizing costs and reducing risks.

Mobility Services

Customers: Wireless service providers

Application-SMSC (A-SMSC) is a scalable and resilient carrier-grade solution for receiving, storing and forwarding short messages for mobile originated (MO) and mobile terminated (MT) application traffic.

Direct Messaging Platform (DMP) enables mobile originated (MO) short message services (SMS) messages to be sent directly to a person or application and mobile terminated (MT) messages to bypass the SMSC and be delivered directly to the user’s handset, allowing existing messaging infrastructure to be offloaded.

High Speed Bulk Messaging (HSB) enables wireless operators and service providers the ability to send high volumes of SMS messages to a large base of on-net or off-net mobile users with exceptional speed.

The SMS Spam Filtering and Fraud Protection Platform (SSF) enables wireless operators to offer their subscribers a service for detecting, filtering and blocking unwanted SMS messages from different networks.

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

Seasonality

Although we do not consider our business to be highly seasonal, in recent years, the timing of our customers’ internal capital budgeting processes occasionally has resulted in higher revenue in the second half of the year, especially in the area of system and software sales and enhancements. While the bulk of our business is stable and recurring, customer buying patterns and our ability to deliver and obtain customer acceptance relative to our expectations can create fluctuations in quarter-to-quarter results of operations.

Customers

We provide our products, services and systems to a range of customers, including ILECs, CLECs, VoIP carriers, Interexchange Carriers, or IXCs, wireless service providers, and federal, state and local government agencies. Although we license our software to ILECs and provide 9-1-1 data management services indirectly to a large number of independent telephone companies, we are primarily dependent upon large service contracts from a limited number of significant customers. In 2005, we received approximately 54% of our revenue from four customers. See “Risk Factors.”

Historically, we have entered into contracts with carriers and their affiliates to provide services to some or all of the carriers’ operating entities, and we have contracts that govern the licensing of our proprietary software. In 2005, we had two revenue-generating segments: wireless and wireline. Following is a partial list of carriers and government entities using our services or products within these segments. We believe this list is representative of our overall customer base.

Wireline Customers

ILECs	Alaska Communications, BellSouth, Cincinnati Bell, Frontier Communications, Qwest, SBC, Verizon

CLECs/IXCs	Focal Communications, MCI, XO Communications

VoIP Providers	AT&T, Qwest, Verizon, Vonage

Government Entities	Texas Commission for State Emergency Communications

IntelliCastCustomers	Chicago, Denver, Greater Harris County (Houston), Maricopa County (Phoenix), Qwest, SBC, Virginia Beach

Wireless Customers	ALLTEL, Cingular, Nextel, Qwest Wireless, Sprint PCS, Verizon, Western Wireless

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

In addition, a number of companies currently market or have under development software products and services to provide 9-1-1 administration. In the wireless market, we compete primarily with TeleCommunications Systems, Inc. for the provision of 9-1-1 data management services to wireless carriers. In the ILEC and CLEC markets, we compete primarily with internally developed solutions of major carriers, as well as with HBF Group. However, the development of new technologies, including VoIP, may open the traditional 9-1-1 data services to new competitors with substantially greater resources.

In the target notification market, our competitors include, among others, Dialogic Communications Corporation, Sigma Communications LLC, FirstCall Network, Inc., and Twenty First Century Communications, Inc. The Intrado Target Notification system is primarily designed for emergency warning applications, which require high-volume, high-availability capabilities for the mass notification of the general public within a dynamically defined geographic area. Most of our competitors’ systems have been designed for workforce mobilization applications, where a pre-defined list of individuals is notified in the event of an incident. Intrado Target Notification and competing products can individually support both applications to some degree; however, the difference in application focus impacts features, system architecture and cost structure.

Intellectual Property Rights

We have patent rights to protect some of our innovations and proprietary products and technology. We market our products and services under our own names and marks, many of which are registered in our principal markets in the United States and Europe.  We own five issued patents. In addition, we have 24  patent applications pending at the U.S. Patent and Trademark Office and patent applications pending in numerous foreign patent offices for each of 11 separate inventions. We also have a limited exclusive license under 15 other issued patents and four other pending patent applications. The foreign patents and applications are, for the most part, counterparts to our U.S. patents and applications, although foreign patent rights might not be available or pursued in technology areas for which U.S. patent rights are sought. We cannot assure you that these patent applications will result in issued patents, nor guarantee that, if issued, such patents will be valid and enforceable.

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

Employees

As of February 15, 2006, we employed 776 full-time employees in 16 states and three countries. No employees are covered by any collective bargaining agreements. We believe that our relationships with our employees are good. The majority of our employees are located in our Longmont headquarters. We have several satellite locations, including our bmd wireless AG operations in Zug, Switzerland and sales, development and support staff in Texas, Washington, DC and Illinois.

Facilities

Our corporate headquarters and principal administrative, sales and marketing, research and development and support facilities are located in:

•                  Longmont, Colorado, where we occupy 277,000 square feet of office space under a lease expiring December 2011. As of December 31, 2005, the annual base rent for this facility was approximately $2.8 million.

•                  Lisle, Illinois, where we occupy 29,000 square feet of office and warehouse space under a lease that expires August 2014. As of December 31, 2005, the annual base rent for this facility was approximately $572,000.

•                  Austin, Texas, where we occupy approximately 2,600 square feet of office space on a month-to month basis. As of December 31, 2005, the annual base rent for this facility was approximately $35,000.

•                  Zug, Switzerland, where we occupy 6,500 square feet of office space, with an annual base rent of approximately $148,515.

All of the above leases provide for periodic defined increases in rent over the life of the lease.

Securities and Exchange Commission Filings

We file the following reports with the SEC under Section 13(a) of the Securities Exchange Act of 1934: Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q; Proxy Statements on Schedule 14A, Current Reports on Form 8-K; and any amendments to these reports. We make these reports available free of charge on or through our Internet website, www.intrado.com, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC; however, information on our website should not be considered to be a part of this report or any other SEC filing. You may request a copy of these filings at no cost. Please direct your requests to:

Michael D. Dingman, Jr.

Chief Financial Officer

Intrado Inc.

1601 Dry Creek Drive

Longmont, Colorado 80503

You can also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 “F” Street, N.E., Washington DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains our reports, proxy and information statements and other information that we file electronically with the SEC.

ITEM 1A.                     RISK FACTORS

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

We depend on large contracts from a limited number of significant customers. We provide our services to a range of customers, including ILECs, CLECs, wireless carriers and state and local government agencies. During the year ended December 31, 2005, we recognized approximately 46% of our total revenue from SBC, Cingular Wireless and Verizon, each of which accounted for approximately 10% or greater of our revenue in 2005. During the year ended December 31, 2004, we recognized approximately 46% of our total revenue from BellSouth, SBC and Verizon, each of which accounted for greater than 10% of our revenue in 2004.  During the year ended December 31, 2003, we recognized approximately 55% of total revenue from BellSouth, Qwest, SBC and Verizon each of which accounted for greater than 10% of our revenue. No other customers accounted for more than 10% of our total revenue during those periods.

We believe that these customers and others may continue to represent a substantial portion of our total revenue in the future.  No ILEC contracts are scheduled to expire in 2006. Contracts for four of our largest 14 wireless customers are scheduled to expire in 2006. As we enter negotiations to renew these contracts, our customers may demand price or other contractual concessions. Our ILEC customers could decide to develop and utilize their own proprietary 9-1-1 software and to perform internally the services that they presently outsource to us. Our wireless customers may also choose to not renew with us or to significantly decrease the amount of services they outsource to us in favor of competitors or their own in-house solutions. Moreover, existing contract provisions allow these customers and others to receive contract concessions or to cancel their contracts in the event of customer consolidations, changes in regulatory, legal, labor or business conditions. Contract concessions, or the loss of a major customer, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The market for our services is characterized by intense competition, rapid technological change, frequent new product or service introductions, evolving industry standards and changing customer needs. Existing products may become obsolete and unmarketable when products featuring new technologies are introduced. To be successful, we must be able to enhance existing products and to develop new products that keep pace with technological changes, satisfy our customers and achieve market acceptance. This is best evidenced by the increasing use of VoIP in the traditional wireline market during 2005. VoIP is an innovative technology that enables voice traffic to be carried over an IP-based network. The location of the VoIP caller is not necessarily fixed, presenting a challenge related to the handling and routing of emergency 9-1-1 calls. Increased use of VoIP and other new technologies could open the traditional 9-1-1 data services market to new competition with substantially greater resources than us. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, support service, technical and other competitive resources.

If we do not realize anticipated benefits from our capitalized software, we may be forced to record an impairment, thereby adversely affecting our operating results.

In assessing the recoverability of our existing capitalized software assets, we rely on estimates and judgments to determine the net realizable value of each product. When evaluating the net realizable value of a given product, we prepare a forward-looking business case that is comprised of an assessment of future expected benefits to be generated. The expected benefits are compared to the direct costs associated with supporting the product on an ongoing basis to arrive at a contribution margin, defined as expected benefits less direct costs. This contribution margin is compared to the carrying value of the asset at the reporting date to determine if the contribution margin exceeds the asset carrying value plus any additional investments such as hardware or additional development required to enhance or maintain the product. If the aggregate contribution margin is less than the carrying value, an impairment is recorded. Our ability to estimate future expected revenue and benefits with a measured degree of probability is the most significant factor in our estimate of recoverability. If our ability to estimate the expected benefits changes significantly in any given period, we could record impairment charges for certain assets and our operating results could be adversely affected.   In the second quarter of 2004, we determined that, due to the continued limited visibility regarding the timing of forecasted revenue opportunities for our Commercial Database product offerings, it was necessary to impair $1.7 million of software assets. We also recorded an impairment charge of $588,000 in the second quarter of 2004 related to a subset of our MPC product offerings based on limited revenue visibility.

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

Our success greatly depends on our ability to attract and retain key technical, sales and executive personnel. We are especially dependent on the continued services of our senior management team. Although members of our executive team are subject to non-competition agreements, they are not presently subject to employment contracts. As a result, they can terminate their employment at any time. The loss of any member of our senior management team could adversely affect our operating results and growth potential.

Restrictions on state and local government budgets and other factors may cause our operating results to fluctuate and, as a result, our stock price may decline.

Our revenue, operating results and cash flows are difficult to predict and may fluctuate significantly from quarter to quarter as a result of restrictions on state and local government budgets, adverse trends in the telecommunications industry and other factors. Therefore, you should not rely on period-to-period comparisons of revenue or operating results as an indication of our future performance. If our revenue, operating results and cash flows fall below the expectations of investors or securities analysts, the price of our common stock could fall substantially.

The value of your common stock may decrease if employees and other security holders exercise their options and warrants.

As shown in the table below, as of February 15, 2006, we have reserved 3,253,678 shares of common stock for future issuance upon exercise of outstanding options and redeemable warrants.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options and Share Right Awards
Equity compensation plans approved by stockholders
Stock Options	2,565,655	$11.27
Share Right Awards(1)	685,023	—
Restricted Stock Units	3,000	—
Total	3,253,678

(1)          Represents the maximum number of shares issuable upon vesting of share right awards.  Share right awards vest (i) upon the achievement of three performance goals (revenue, operating margin and return on invested capital) during the 12-month period ending June 30, 2008; or (ii) upon a change in control.  For each performance goal, there are four levels of achievement (less than 90%, 90%, 100%, and 110%).  Upon a change in control, share right awards vest at the 100% performance level (in which case only 620,039 shares would be issued).  For more information regarding share right awards, refer to the disclosure in our Current Report on Form 8-K/A, as filed with the SEC on July 1, 2005.

We may issue additional equity-based securities in the future, including stock options, share right awards, restricted stock units and other securities that are convertible into common stock. Our 1998 Stock Incentive Plan, which was approved by stockholders, includes an evergreen provision in which the number of shares issuable under the Plan automatically increases on the first trading day in January of each calendar year by an amount equal to 3% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year (but in no event in excess of 731,000 shares). Equity securities representing an additional 900,233 shares are presently issuable under the 1998 Stock Incentive Plan.  As these securities are exercised or vest, you will experience dilution in the market value and earnings per share of your common stock.

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

providers of interconnected VoIP service provide E9-1-1 capabilities to their customers in accordance with regulations imposed by the FCC in WC Docket Nos. 04-36 and 05-196;

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

•                  The responsibilities of local exchange carriers to provide subscriber records to emergency service providers under the Wireless Communications and Public Safety Act of 1999; and

•                  The impact of various federal and state regulations on wireless carriers that provide E9-1-1 service, including, but not limited to, regulations imposed by the FCC in C.C. Docket No. 94-102.

Any changes to these legal requirements, including those caused by the adoption of new laws and regulations or by legal challenges, could have a material adverse effect upon the market for our services and products. In particular, any delay in implementation of the newly imposed regulatory requirements imposed by the FCC on VoIP services could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to reporting and governance requirements that have significantly increased our compliance costs in the impacted areas.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the SEC and the NASDAQ Stock Market, have recently issued new regulations and requirements and are currently developing additional regulations and requirements in response to laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our compliance with current and proposed rules, such as Section 404 of the Sarbanes-Oxley Act, has required and is likely to continue to require the commitment of significant financial and managerial resources. Our Sarbanes-Oxley compliance costs were approximately $500,000 in 2005 and exceeded $2 million in 2004. We also cannot predict whether our compliance efforts will result in operational efficiencies that will help to offset past or ongoing compliance costs. The expenditures necessary to comply with new regulations and regulatory requirements may continue to have a material adverse impact on our financial condition and results of operations.

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

Although our consolidated financial statements are prepared in U.S. dollars, the operations of our foreign subsidiaries, bmd wireless AG, Intrado International Ltd., and Intrado International Singapore Pte. Ltd., and our China joint venture, Intrado (XieAn) Technology (China) Co. Ltd., are conducted primarily in Swiss francs, euros, Singapore dollars, and Chinese yuan renminbi. Consequently, changes in exchange rates can unpredictably and adversely affect our consolidated operating results and could result in exchange losses. We do not currently hedge against the risks associated with fluctuations in exchange rates. Although we may use hedging techniques in the future, we may not be able to eliminate or reduce the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

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

Although our international operations do not presently represent a material portion of our business, we intend to seek other opportunities in Europe and Asia. If we do not anticipate and respond to the risks associated with international operations, it could have a material adverse effect on our operating results and stock price.

The adoption of new accounting requirements relating to expensing stock options is expected to significantly reduce our results of operations in future periods and may impact our ability to retain existing employees and directors.

We currently account for the issuance of stock options under Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  With the adoption of new accounting requirements related to historical and prospective stock awards and incentives, including Statement of Financial Accounting Standards, or SFAS, No. 123R (revised 2004), Share-Based Payment (SFAS 123R), we will now be required to treat the value of the stock options granted to employees and directors as compensation expense beginning in the first quarter of 2006. As a result, we may decide to reduce the number of stock options granted to employees and directors or to grant other forms of equity-based compensation, including restricted stock, restricted stock units and stock appreciation rights. This could adversely affect our ability to retain existing employees or directors and attract qualified candidates. Moreover, this could force us to increase the cash compensation we would have to pay employees.

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

As of February 15, 2006, approximately 73.4% of our outstanding common stock is owned by large institutional investors. These institutions and others may sell their shares of common stock at any time, causing the market price of our common stock to decline.

If we fail to integrate businesses and assets that we may acquire, we may lose customers and our liquidity, capital resources and profitability may be adversely affected.

We acquired bmd wireless AG in February 2004. In the past, we have also acquired product source code rights to help broaden and strengthen our product portfolio. We may continue to evaluate strategic acquisitions as a part of our long-term business strategy. Acquisitions often involve a number of special risks, including the following:

•                  We may encounter difficulties integrating acquired software, operations and personnel and our management’s attention could be diverted from other business concerns;

•                  We may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures and policies;

•                  The businesses or assets we acquire may fail to achieve the revenue and earnings we anticipated, causing us to incur additional debt to fund operations and to write down the value of acquisitions on our financial statements;

•                  We may assume product liability or intellectual property liability associated with the sale of the acquired company’s products;

•                  Our resources may be diverted in asserting and defending our legal rights and we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire;

•                  Acquisitions may disrupt our ongoing business and dilute your ownership interest;

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

With regard to our acquisition of bmd wireless AG, we expect significantly greater competitive pressure and a slower path for penetration of bmd’s technology into the European and North American markets.  We recorded a goodwill impairment charge of $14.0 million in the fourth quarter of 2004. There can be no assurance that we will realize the full benefits that we anticipated from our acquisition of bmd wireless AG or any future acquisitions. Our failure to successfully gain market acceptance of the products acquired or to gain market share could seriously harm our business, operating results, cash flows and financial condition.

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

If our proposed merger with West Corporation is approved by our stockholders, our common stock will no longer be traded on The Nasdaq Stock Market and you will not be able to participate in our growth or any synergies resulting from the merger.

On January 29, 2006, our Board of Directors announced that it had entered into a merger agreement with West Corporation in which West had agreed to purchase all or our outstanding common stock for $26.00 per share.  If the proposed merger is approved by our stockholders at an upcoming special meeting, then:

•                  we will be wholly owned by West Corporation;

•                  you will no longer participate in our growth and will not participate in any synergies resulting from the merger; and

•                  we will no longer be a public company, and our common stock will no longer be quoted on The Nasdaq National Market.

If we fail to satisfy the conditions to consummation of the proposed merger, you may not receive the offering price and we may have to pay a termination fee to West Corporation.

If we or West Corporation fail to satisfy the conditions to consummation of the merger, you may not be entitled to receive the offering price of $26.00 per share and the market price of our common stock may decline significantly. In certain circumstances, we may be required to pay a termination fee of $15.0 million to West Corporation if the merger agreement is terminated. Moreover, the announcement of the merger may have a material adverse effect on our customer relationships, operating results and business generally, including our ability to retain key employees.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

We have not received any written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2005 fiscal year and that remain unresolved.

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

ITEM 5.                             MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market under the symbol “TRDO.” We commenced our initial public offering of the common stock on June 24, 1998 at a price of $12.00 per share. Prior to this date, there was no public market for our common stock. The following table sets forth the high and low market prices for each full quarterly period within the last two fiscal years and from January 1, 2006 through February 23, 2006.

	Stock Price
	High	Low
2006
January 1-February 28	$25.75	$22.37

2005
Fourth Quarter	$23.97	$16.76
Third Quarter	$18.08	$13.44
Second Quarter	$15.49	$10.62
First Quarter	$14.66	$11.24

2004
Fourth Quarter	$14.22	$10.06
Third Quarter	$16.21	$8.54
Second Quarter	$21.15	$15.33
First Quarter	$25.14	$18.69

As of February 28, 2006, there were 107 stockholders of record.

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

PART II

ITEM 6.          SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data at December 31, 2005 and 2004 are derived from the audited consolidated financial statements and notes included in “Item 8. Financial Statements and Supplementary Data.” The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data at December 31, 2003, 2002 and  2001 are derived from consolidated financial statements not included in this Annual Report on Form 10-K.

	December 31,
	2005	2004	2003	2002		2001
		(Amounts in Thousands, Except Per Share Data)
Consolidated Statement of Operations Data:
Revenue	$146,317	$131,730	$120,855	$103,364		$75,796
Costs and expenses:
Direct costs	79,145	70,652 (1)	62,779	52,711		44,116
Goodwill impairment	—	14,233	—	—		—
Sales and marketing	22,670	19,753	16,748	16,753		12,891
General and administrative	21,299	21,665	22,242	25,052	(2)	16,682
Research and development	3,393	2,909	2,322	2,769		6,423
Total costs and expenses	126,507	129,212	104,091	97,285		80,112
Equity in loss from joint venture	(87)	—	—	—		—
Interest and other income (expense), net	845	(809)	(1,118)	(1,134)		(579)
Income tax expense (benefit)	7,552	5,312 (3)	5,100	(6,046	)(4)	—
Income (loss) from continuing operations	13,016	(3,603)	10,546	10,991		(4,895)
Income (loss) from discontinued operations, net of tax	(83)	(399)	168	71		(931)
Net income (loss)	$12,933	$(4,002)	$10,714	$11,062		$(5,826)
Net income (loss) per share:
Basic (5):
Continuing operations	$0.74	$(0.21)	$0.67	$0.72		$(0.36)
Discontinued operations	(0.01)	(0.02)	$0.01	0.00		(0.07)
Total	$0.73	$(0.23)	$0.68	$0.72		$(0.43)
Diluted (5):
Continuing operations	$0.70	$(0.21)	$0.62	$0.67		$(0.36)
Discontinued operations	0.00	(0.02)	0.01	0.00		(0.07)
Total	$0.70	$(0.23)	$0.63	$0.67		$(0.43)
Shares used in computing net income (loss) per share:
Basic (5)	17,708	17,167	15,764	15,264		13,456
Diluted (5)	18,500	17,167	16,924	16,551		13,456

(1)   Includes asset impairment charges of $2.5 million: Commercial Database asset impairments of $1.9 million, and wireless MPC capitalized software impairment of $0.6 million (see Note 2 of Notes to Consolidated Financial Statements for further information).

(2)   Includes a write-off of $4.7 million of inventory included in our acquisition of Lucent Public Safety Systems from Lucent in May 2001 (see Note 3 of Notes to Consolidated Financial Statements for further information).

(3)   Income tax expense of $5.1 million was the result of an effective tax rate of 311% on consolidated pre-tax income of $1.7 million in 2004. The disproportional tax expense was attributable to a pre-tax loss of $14.8 million in our international bmd reporting unit and $500,000 at our Intrado International Ltd. subsidiary. The effective tax rate of 31.8% for domestic pre-tax income of $17.0 million was prior to consolidation of the losses in the international subsidiaries.

(4)   Reversal of valuation allowance previously recorded for net operating loss carryforwards and for temporary differences between book and tax (see Note 12 of Notes to Consolidated Financial Statements for further information).

(5)   See Note 2 of Notes to Consolidated Financial Statements for an explanation of the determination of the shares used in computing net income (loss) per share.

	December 31,
	2005	2004	2003	2002	2001
		(Amounts in Thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term and long-term investments	$65,616	$40,260	$37,981	$12,895	$15,716
Current assets	$93,959	$74,907	$72,214	$43,391	$44,161
Current liabilities	$33,522	$35,454	$38,259	$25,369	$31,816
Working capital	$60,437	$39,453	$33,955	$18,022	$12,345
Goodwill and other intangibles, net	$32,343	$34,538	$30,103	$19,650	$22,148
Total assets	$170,109	$151,548	$145,267	$117,380	$95,435
Short-term notes payable	$—	$—	$4,250	$3,312	$4,393
Mandatorily redeemable preferred stock payable	$—	$4,431	$8,594	$—	$—
Capital lease obligations, short-term and long-term	$3,033	$2,816	$4,423	$5,820	$7,441
Total debt	$5,033	$9,247	$25,184	$18,965	$13,834
Retained earnings (accumulated deficit)	$4,413	$(8,520)	$(4,518)	$(15,232)	$(26,294)
Total stockholders’ equity	$122,064	$104,345	$84,442	$65,719	$49,030

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

We provide 9-1-1 infrastructure, systems and services, as well as innovative solutions for telecommunications providers and public safety organizations. Our core business is the support of the United States’ 9-1-1 emergency response infrastructure for wireline, wireless and VoIP networks. The data we manage enables a 9-1-1 call to be routed to the appropriate PSAP. We provide callback data and the caller’s location. This critical information helps public safety organizations respond to calls for assistance. In addition, this data allows the telecommunications carriers to meet state and federal regulatory mandates. Since we launched our 9-1-1 data management services in 1994, our 9-1-1 data integrity infrastructure has provided virtually uninterrupted service to our telecommunications and public safety customers. Our customers include ILECs, CLECs, wireless carriers, IXCs and a wide variety of state, local and federal government agencies.

Segments

Effective January 1, 2005, we realigned our operating units by aggregating offerings with common organizational supervision and decision-making authorities into two business units: wireline and wireless.  Revenue and direct costs are classified in the consolidated statements of operations by these two business segments. The change did not impact our revenue recognition policies. As a result of this change, revenue and direct costs for the years ended December 31, 2004 and 2003 have been reclassified to conform to our current year presentation. This change had no effect on our financial position, total revenue, total direct costs, net income (loss) or cash flows for any of the periods presented.  The following table identifies the business unit alignments and the respective years in which results of operations have been reported:

	2005 Business Components	2004 Business Components
Wireline	ILEC, CLEC, Texas, IntelliCast, VoIP and CDB products	ILEC, CLEC, Texas, Palladium and VoIP
Wireless	Wireless, bmd wireless AG, Intrado International Ltd., Intrado International Singapore Pte. Ltd., and a 49% interest in Intrado (XieAn) Technology (China) Co. Ltd., a Chinese joint venture	Wireless and bmd wireless AG
New Markets	No longer reported separately	IntelliCast and CDB

Note:  Components that were added to, or realigned to, the designated business unit are depicted in bold italics in the year impacted. We acquired bmd wireless AG, a Swiss corporation, in February 2004. The VoIP product offering began to generate revenue in 2004. IntelliCast and Commercial Database, or CDB, product offerings were transferred from the new markets segment to the wireline segment beginning January 1, 2005. The Palladium business was discontinued in February 2005, and its historical results are reported under discontinued operations in the wireline results for all periods presented.  In addition, we have formed several foreign subsidiaries to conduct certain international business development activities:  Intrado International Ltd., a wholly owned Irish corporation, Intrado International Singapore Pte. Ltd., a Singaporean corporation and wholly owned subsidiary of Intrado International Ltd., and Intrado (XieAn) Technology (China) Co. Ltd., a 49%-owned Sino-foreign joint venture company of Intrado International Ltd. The results of operations for these subsidiaries, which have had no revenue-generating activities to date, are included within the wireless business unit.

Executive Summary

On January 29, 2006, we entered into an Agreement and Plan of Merger with West Corporation, a Delaware corporation headquartered in Omaha, Nebraska. Under the terms of the agreement, West Corporation agreed to acquire all of the outstanding Intrado common stock for a purchase price of $26.00 per share. If our stockholders approve the merger at a meeting expected to be held during the second quarter of 2006, we will become a wholly owned subsidiary of West Corporation.

Our revenue is derived from monthly data management services, ongoing software and hardware maintenance, sales of software enhancements, sales of new products and systems and professional services. The majority of our revenue, which is derived from monthly data management services and ongoing maintenance of existing systems, is “recurring.” In 2005, recurring revenue comprised $130 million, or 89%, of our total revenue of $146 million. In 2004, recurring revenue accounted for $119 million, or 90%, of our total revenue of $132 million. In 2003, recurring revenue represented $108 million, or 89%, of our total revenue of $121 million. The following is a summary level discussion of key business drivers in our wireline and wireless segments. A more detailed discussion is contained in the analysis of the results of operations and our liquidity and capital resources section.

The following table represents total revenue amounts in thousands and percentages by business unit:

	Year Ended December 31,
	Revenue			Percentage
Business Unit	2005	2004	2003	2005	2004	2003
Wireline	$87,810	$80,221	$81,879	60%	61%	68%
Wireless	58,507	51,509	38,976	40%	39%	32%
Total	$146,317	$131,730	$120,855	100%	100%	100%

The following table represents total operating income (loss) amounts in thousands and percentages by business unit:

	Year Ended December 31,
	Operating Income (Loss)			Percentage
Business Unit	2005	2004	2003	2005	2004	2003
Wireline	$6,551	$6,843	$11,530	33%	272%	69%
Wireless	13,172	(4,325)	5,234	67%	(172)%	31%
Total	$19,723	$2,518	$16,764	100%	100%	100%

We have made additional investments in facilities and infrastructure and have incurred additional personnel costs to support new market and product opportunities. We have also reallocated resources when necessary to support our initiatives.

Wireline

The majority of our recurring revenue has been derived from our wireline segment. We generally enjoy long-term contractual relationships with our customers over terms up to 8 years. The revenue model in our wireline business unit is built on the basis of recurring fees and the number of records we either manage or support indirectly through licensing agreements. We face limited competition in this segment. The primary competitive risk we face is the possibility that our customers may decide to no longer outsource this service to us. Although we have long-term contracts, our customers could decide to either not renew contracts or to cancel them prior to the end date and perform the services internally. We have three primary customers in our ILEC license business, and five primary customers in our ILEC service business. All contracts have been recently signed or renewed and have from two to eight years remaining.  Our non-recurring revenue for systems sales, software enhancements and sales of new products and services is dependent upon many factors, including length of sales cycles, market acceptance and product viability. Due to these uncertainties and the continued fiscal constraints facing customers, the frequency and magnitude of this incremental license revenue (beyond recurring maintenance revenue) can be difficult to predict. We also face internal execution risk to identify, build and gain customer acceptance for these product and service offerings. We expect the wireline segment to continue to provide the majority of our forecasted revenue and operating cash flows for the foreseeable future.

Wireless

Wireless revenue grew from $51.5 million in 2004 to $58.5 million in 2005, an increase of 14%. We have one primary competitor; Telecommunications Systems, Inc. Competitive pressures create pricing and execution risk to our existing business. However, we believe we are well positioned to retain our existing customer base and acquire additional market share. Contracts in our wireless segment are typically three years in length. Given the uncertainty that exists in the wireless segment as a result of recent mergers and consolidations, it is difficult to predict the long-term viability of our core products and services. In 2005, seven of our largest 13 wireless customer contracts were renewed.

On February 20, 2004, we completed the acquisition of bmd and thus, expanded our product offerings outside of the United States.  bmd provides core network messaging solutions, enabling cross network mobile and application messaging traffic for a wide range of mobile operators and service providers. bmd focuses primarily on designing, building and delivering messaging platforms, tools and solutions for wireless service providers. Due to competitive pressure in Europe and a longer sales cycle than expected at the time of the acquisition, the financial results for bmd were lower than expected in 2004. As a result, we expect a slower path for bmd’s technology to penetrate the European and North American markets. Based on these trends, we lowered the five-year earnings forecast for bmd and recorded a goodwill impairment charge of $14.0 million in the fourth quarter of 2004. While the forecast for bmd is lower than originally anticipated when acquired, we continue to believe there is a market for bmd technology in the growing wireless market and continue to support and pursue sales opportunities under a refined marketing and sales strategy.

Critical Accounting Policies, Estimates and Assumptions

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. While preparing these financial statements, we made estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, goodwill and intangible assets, capitalized software costs, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Amortization periods on remaining deferred revenue and cost balances:  As of December 31, 2005, we had approximately $22.2 million in deferred revenue and $6.3 million in deferred costs. Of these amounts, $13.5 million of the deferred revenue balance and $3.2 million of the deferred cost balance was classified as short-term. The majority of these balances relate to services previously provided to wireless customers and require deferral under Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”), since we have remaining service obligations. It has been our policy to amortize these balances over the remaining future service period, which has historically been the remaining contractual life. In most cases, we engage in renewal strategies well before the end of the contract. However, we cannot estimate with any certainty which contracts will be extended and for how long. This is especially relevant in the wireless segment, based on uncertainty that exists within the industry due to potential consolidation of carriers and the financial decisions our customers have made in the past or may make in the future related to utilizing our service offerings. Therefore, we have not extended the amortization periods for the remaining balances beyond the existing contractual life. As there can be no assurances that the contracts will be extended, or, if extended, for what period of time, we continue to believe that the best estimate of the customer relationship period is the existing contractual life.

Use of estimates and judgment related to recognizing revenue for percentage of completion and multiple element arrangements: Revenue is accounted for as either software revenue and related post-contract support, product revenue, or services revenue in accordance with the guidelines provided by Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), SAB 104, which superseded SAB 101, and Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”  Our policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•      Persuasive evidence of an arrangement exists;

•      Price is fixed or determinable;

•      Delivery has occurred or services have been rendered; and

•      Collectibility is reasonably assured.

We deliver products and services that are part of multiple element arrangements. In addition to the above criteria from SAB 104 and SOP 97-2, we also apply the guidance in Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which requires us to evaluate vendor specific objective evidence (“VSOE”) for contracts under SOP 97-2 and vendor objective evidence (“VOE”) for contracts under SAB 104 to determine the fair value of elements delivered in situations where multiple elements exist.

The majority of our revenue is generated from monthly data management services, which include revenue from up-front fees and monthly service fees.  Our up-front services consist primarily of the data cleansing of the customer’s 9-1-1 records, engineering services to enable the customer’s legacy system to interface with our platform, thereby establishing network connectivity, public safety boundary mapping, and customer training and testing. The charges for these services are nonrefundable if the contract is cancelled after the services are performed. After the initial up-front services, data management customers often buy enhancements to these services, such as additional software engineering to improve system functionality or network services to make their network more effective. The fees received for up-front services and certain enhancements are deferred and recognized as revenue ratably over the term of the contract or the expected life of the customer relationship, whichever is longer, as these fees do not represent the culmination of a separate earnings process.  We also receive a monthly service fee to provide the ongoing data management services required to keep the records current for all subscribers, to maintain and monitor network components and to support and maintain the software and systems required to provide the services. The fees received for these monthly services are recognized as revenue in the period in which all of the above criteria have been met, which is generally the month services are provided. For data management services we perform under our outsourced or licensed model, customers do not have a contractual right to take possession of our software; therefore, we account for these arrangements as service contracts.

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

Software Capitalization

As of December 31, 2005, we had $14.8 million in net capitalized software assets.

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

Capitalization of software under Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”), requires judgment in determining:

•      When and if a project has reached technological feasibility;

•      When the software is available for general release;

•      The expected benefits to be derived from the software product;

•      The useful life of the software product; and

•      The future recoverability of the capitalized amounts.

In assessing the recoverability of our existing capitalized software assets, we rely on estimates and judgments to determine the net realizable value of each product. When evaluating the net realizable value of a given product, we prepare a forward-looking business case that includes an assessment of future expected benefits to be derived from the asset. The expected benefits are compared to the direct costs associated with the delivery and ongoing support of the product to arrive at a contribution margin, defined as expected benefits less direct costs. This aggregate contribution margin is compared to the current carrying value of the asset at the reporting date. If the aggregate contribution margin exceeds the current asset carrying value plus any additional investments, such as hardware or additional development required to enhance or maintain the product, no impairment is recorded. If the contribution margin is less than the carrying value, the asset carrying value is impaired to equal the expected contribution margin. Our ability to estimate future expected benefits to be derived from the asset, with a measured degree of probability, is the most significant factor in our impairment analysis. If our ability to estimate the expected benefits changes significantly in any given period, we could record impairment charges for certain assets.

Each quarter, we also assess the expected benefit period of the assets and amortize the related assets over the expected benefit period. If our estimate of benefit period is impacted, we could adjust our estimated amortization periods accordingly, having either a positive or negative impact on earnings in the period the estimate is changed. In 2005, we did not have any software impairment charges.

Goodwill and Long-Lived Assets

We assess the impairment of identifiable intangibles or long-lived assets, including property and equipment and goodwill, annually or more frequently if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

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

We determine that the carrying value of intangibles or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment.  We measure any impairment of goodwill by comparing the fair value of the reporting unit in which the goodwill resides to the carrying value of the goodwill.  We obtain a third-party appraisal to establish the fair value of the reporting unit.  For long-lived assets and amortizable intangibles, we measure any impairment of such an asset based on the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition and compare the result to the asset’s carrying amount. Any impairment loss recognized represents the excess of the asset’s carrying value over its estimated fair value.

Allowances

We maintain allowances and reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and for credit memos, which may be granted to customers in future periods that relate to revenue recognized in current periods. If the financial condition of our customers were to deteriorate, or concessions or discounts are granted in future periods that exceed our estimates, additional allowances and reserves may be required. Deterioration in the financial condition of our current customers may cause our allowance for doubtful accounts to increase and our future operating results to be adversely affected. In the normal course of our business, we may be involved in billing disputes with certain customers. The resolution of these disputes may result in the granting of credit memos to the customer.

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

We periodically evaluate our estimates and judgments related to the recoverability of deferred tax assets as required by SFAS 109. We currently do not have a reserve against our net deferred tax assets, with the exception of a valuation allowance of approximately $83,000 that has been recorded against deferred tax assets in our Intrado International Ltd. subsidiary and a valuation allowance of approximately $177,000 that has been recorded against deferred tax assets in our bmd wireless AG subsidiary. If expected taxable income is not generated in future years, it may be necessary to reverse some or all of the tax benefit recorded, adversely impacting tax expense and net income in the future.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB 25.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The pro forma disclosures previously permitted under SFAS 123 and provided in Note 2 will no longer be an alternative to financial statement recognition. In March 2005, the SEC released Staff Accounting Bulletin 107, “Share-Based Payment” (“SAB 107”), which expresses views of the SEC staff about the application of SFAS 123R.  SFAS 123R was to be effective for all interim or annual reporting periods beginning on or after June 15, 2005, but in

April 2005 the SEC issued a rule that SFAS 123R will be effective for annual reporting periods beginning on or after June 15, 2005.  We are required to adopt SFAS 123R for the fiscal year beginning January 1, 2006.

Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include the modified prospective and modified retrospective adoption options. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock over the remaining award service period beginning on January 1, 2006, while the modified retrospective method requires that all prior periods presented be adjusted to reflect compensation expense under the fair value method of accounting for awards granted, modified or settled after December 31, 1994. We continue to evaluate the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We plan to use the modified prospective transition method, and have concluded that the Black-Scholes valuation model is best for our circumstances.  We expect the adoption of SFAS 123R to result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations reflected as a percentage of total revenue:

	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Direct costs (1)	54.1%	64.5%	51.9%
Sales and marketing	15.5%	15.0%	13.9%
General and administrative	14.6%	16.4%	18.4%
Research and development	2.3%	2.2%	1.9%

Total costs and expenses	86.5%	98.1%	86.1%
Equity in loss from joint venture	0.0%	0.0%	0.0%

Income from operations	13.5%	1.9%	13.9%
Interest and other income (expense), net	0.5%	(0.6)%	(0.9)%
Income tax expense	5.2%	4.0%	4.2%

Income (loss) from continuing operations	8.8%	(2.7)%	8.8%

Income (loss) from discontinued operations, net of tax	0.0%	(0.3)%	0.1%
Net income (loss)	8.8%	(3.0)%	8.9%

(1)   Direct costs include goodwill and other asset impairment charges of $16.5 million, or 12.5%, in 2004.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Total Company

Revenue

Total revenue increased $14.6 million to $146.3 million in 2005. The increase is attributable to increased revenue in the wireline unit of $7.6 million and increased revenue in the wireless business unit of $7.0 million.

Wireline revenue increased $7.6 million to $87.8 million in 2005:

•      Recurring data management services revenue increased $1.7 million due primarily to our new VoIP product revenue;

•      Maintenance for software enhancements increased $3.5 million due to additional maintenance and pricing increases for certain customers and the renewal of two key ILEC customer contracts with higher pricing; and

•      Sales of new software enhancements and systems increased $2.9 million due to an increase in the delivery of software enhancements during 2005.

These increases were partially offset by a $490,000 decrease in professional services revenue primarily due to a reduction in professional services engagements in 2005.

Wireless revenue increased $7.0 million to $58.5 million in 2005 due to increased recurring data management services revenue of $5.9 million attributable to increased deployments and $1.0 million in professional services revenue.

Costs

Total costs decreased $2.7 million to $126.5 million in 2005.

The significant areas where costs decreased from 2004 include the following:

•      Goodwill and other asset impairment charges decreased $16.5 million primarily due to asset impairment charges incurred in 2004, including a $14.0 million goodwill impairment charge in the bmd reporting unit, a $1.9 million software impairment charge related to our CDB product offerings, and a $588,000 software impairment charge in our wireless unit; and

•      Consulting expenses decreased $2.6 million primarily due to a reduction in such costs associated with Sarbanes-Oxley compliance, corporate governance, internal control compliance efforts and related legal and financial consulting costs.

The significant areas where costs increased from 2004 include the following:

•      Salaries and fringe benefits expense, which includes payroll taxes, accrued vacation, costs to provide medical coverage, and 401(k) employer matching contributions, increased $6.5 million due to annual merit increases and the hiring of additional staff to support revenue growth and new product initiatives such as VoIP and IEN;

•      Amortization of capitalized software assets increased $2.0 million primarily due to the general availability of significant capitalized software projects during 2005, thereby triggering amortization expense;

•      Commission and bonus expenses increased $2.5 million primarily due to the achievement of all bonus targets in 2005, and the payment of sales commissions for the execution of 30 new VoIP contracts in 2005;

•      Software development expenses, which increased approximately $4.4 million as software development personnel spent more time on projects that were not eligible for capitalization because the work was related to research and development, customer support or maintenance, or because the projects had not yet achieved technological feasibility; and

•      Telecommunication expenses increased $926,000 due primarily to the deployment of our new VoIP peering network in 2005.

Income From Continuing Operations Before Income Taxes

Income from continuing operations before income taxes increased $18.9 million to $20.6 million in 2005:

•      Wireline income from continuing operations before income taxes increased $715,000 due to a $7.6 million increase in revenue and a $1.0 million increase in interest and other income, offset by a $7.3 million increase in direct costs attributable to delivery of new revenue and a $596,000 increase in indirect overhead costs associated with additional product development and support costs.

•      Wireless income from continuing operations before income taxes increased $18.1 million due to a $14.6 million reduction in asset impairment charges, a $7.0 million increase in revenue, and a $647,000 increase in interest and other income, partially offset by a $1.7 million increase in other direct costs, and a $2.4 million increase in indirect overhead costs to support growth and product development initiatives.

Income Tax Expense

Income tax expense increased $2.2 million to $7.6 million in 2005 based on an effective tax rate of 36.7% on consolidated pre-tax income from continuing operations of $20.6 million in 2005.

Loss from Discontinued Operations

The loss from discontinued operations decreased $316,000 to $83,000 in 2005.  In 2004, we wrote off approximately $322,000 of goodwill and other intangible assets associated with the Palladium business, which was subsequently sold in February 2005.

Net Income (Loss)

Net loss decreased $16.9 million from a net loss of $4.0 million in 2004 to net income of $12.9 million in 2005, primarily due to a $16.7 million asset impairment charge related to goodwill and other intangible assets in 2004.  There were no such asset impairment charges in 2005.

Balance Sheet Items

Current assets increased $19.1 million to $94.0 million at December 31, 2005, primarily as a result of the following factors:

•      Cash and cash equivalents increased $55.0 million to $65.6 million at December 31, 2005. The increase is attributable to net cash provided by operating activities of $42.6 million, net cash provided by investing activities of $14.6 million primarily from the liquidation of investments of $38.7 million, partially offset by net cash used in financing activities of $2.2 million.

•      Short-term investments decreased $28.7 million to $0 at December 31, 2005 due to the liquidation of all short-term commercial paper, municipal tax-exempt bonds and certificates of deposits.

•      Accounts receivable, net of allowances, decreased $4.4 million to $13.2 million at December 31, 2005 due to collection of outstanding wireline customer account balances, which resulted in the reduction of days sales outstanding, defined as ending gross accounts receivable and unbilled revenue divided by the trailing 90-days average daily sales, from 48 days at December 31, 2004 to 36 days at December 31, 2005.

•      Unbilled revenue increased $656,000 to $2.3 million at December 31, 2005 due to a major ILEC services customer contract that contains discount pricing.  Based on the guidance of SAB 104 and SOP 97-2, we are recognizing the discounts on a straight-line basis over the life of the contract.  During the first half of the contract, the revenue recognized exceeds the amounts billed to the customer; during the latter half of the contract, the balance in unbilled revenue will be amortized and will reduce revenue recognized as the amounts billed to the customer will exceed the revenue recognized.

•      Prepaids and other assets increased $1.2 million to $4.2 million at December 31, 2005 due to increases in prepaid commissions associated with increased revenue and bookings and an increase in advanced maintenance payments.

•      Deferred contract costs—short term decreased $2.5 million to $3.2 million at December 31, 2005 primarily due to the amortization of such costs and to a proportional decrease in the amount of deferred revenue that was classified as a current liability.

•      Deferred income taxes—short-term decreased $2.1 million to $5.4 million at December 31, 2005 primarily due to the utilization of net operating loss carryforwards to offset taxable income.

Non-current assets decreased $491,000 to $76.2 million at December 31, 2005 primarily due to the following:

•      Goodwill decreased $837,000 to $29.4 million at December 31, 2005, primarily due to fluctuations in the foreign currency exchange rates between the Swiss franc and the U.S. dollar.

•      Other intangibles, net decreased $1.4 million to $2.9 million at December 31, 2005 due to current year amortization expense.

•      Long-term investments decreased $898,000 to $0 at December 31, 2005 due to the liquidation of all long-term commercial paper, municipal tax-exempt bonds and certificates of deposits to cash.

•      Software development costs, net decreased $1.8 million to $14.8 million at December 31, 2005. This decrease is primarily due to current year amortization of $7.2 million, partially offset by the capitalization of costs related to new software projects totaling $5.4 million.

These decreases in non-current assets were partially offset by the following:

•      Investment in joint venture increased from $0 at December 31, 2004 to $913,000 at December 31, 2005 as a result of our investment in a 49% share of a Chinese joint venture.

•      Property, plant and equipment, net increased $2.2 million to $24.9 million at December 31, 2005 primarily due to investments in the new VoIP peering network and other infrastructure investments, partially offset by current year depreciation expense.

•      Deferred contract costs increased $1.5 million to $3.0 million at December 31, 2005 primarily due to deferral of costs related to new or extended contracts for certain software enhancements or with associated up-front fees.

Current liabilities decreased $1.9 million to $33.5 million at December 31, 2005 primarily as a result of the following factors:

•      Mandatorily redeemable preferred stock  payable—current decreased $4.4 million to $0 at December 31, 2005 as the preferred stock was redeemed in full in June 2005.

•      Deferred contract revenue—short term decreased $6.3 million to $13.5 million at December 31, 2005, primarily due to the realization of current year revenue related to software development projects during the first quarter of 2005.

These decreases in current liabilities were partially offset by the following:

•      Accounts payable and accrued liabilities increased $4.9 million to $14.6 million at December 31, 2005, as a result of timing differences in the payment of obligations accrued at year-end, an increase in accrued bonuses due to the achievement of all annual bonus targets for the 2005, and an increase in accrued telecommunication expenses related to the deployment of our new VoIP peering network.

•      Income taxes payable increased from $0 at December 31, 2004 to $1.8 million at December 31, 2005 due to full utilization of net operating loss carryforwards in 2005.

•      Line of credit increased from $0 at December 31, 2004 to $2.0 million at December 31, 2005 due to the line’s reclassification to a current liability based on its maturity date of December 31, 2006.

•      Current portion of capital lease obligations increased $149,000 to $1.7 million at December 31, 2005 as a result of the reclassification of long-term lease obligations into current liabilities, partially offset by payments made during 2005.

Long-term liabilities increased $2.8 million to $14.5 million at December 31, 2005 primarily as a result of the following factors:

•      Deferred tax liability increased $1.6 million to $2.7 million at December 31, 2005 due to timing differences in the recognition of depreciation expense and software development costs.

•      Deferred contract revenue—long-term increased $3.1 million to $8.7 million at December 31, 2005, primarily due to the deferral of revenue for new contracts in 2005, partially offset by the reclassification of a portion of the deferred revenue to current liabilities.

These increases were partially offset by the following:

•      Line of credit decreased $2.0 million to $0 at December 31, 2005, due to the line’s reclassification to a current liability based on its maturity date of December 31, 2006.

Results of Operations by Business Unit

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table sets forth, for the periods indicated, our consolidated statements of operations by business segment reflected as a percentage of total revenue:

	Wireline			Wireless
	2005	2004	2003	2005	2004	2003
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Direct costs	59.6%	56.2%	50.3%	45.9%	77.4%	55.4%
Indirect business unit costs	10.8%	12.7%	15.5%	9.3%	9.7%	12.0%
Corporate overhead	22.2%	22.6%	20.1%	22.2%	21.3%	19.2%

Total costs and expenses	92.6%	91.5%	85.9%	77.4%	108.4%	86.6%
Equity in loss from joint venture	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Income (loss) from operations	7.4%	8.5%	14.1%	22.6%	(8.4)%	13.4%
Interest and other income	0.9%	0.3%	0.2%	0.9%	0.3%	0.2%
Interest and other expense	(0.3)%	(0.9)%	(1.1)%	(0.4)%	(0.9)%	(1.1)%

Income (loss) before income taxes.	8.0%	7.9%	13.2%	23.1%	(9.0)%	12.5%
Income tax expense	3.0%	4.6%	4.4%	8.5%	3.1%	3.9%

Income (loss) from continuing operations	5.0%	3.3%	8.8%	14.6%	(12.1)%	8.6%
Income (loss) from discontinued operations, net of tax.	(0.0)%	(0.5)%	0.2%	0.0%	0.0%	0.0%
Net income (loss)	5.0%	2.8%	9.0%	14.6%	(12.1)%	8.6%

Direct costs consist of all costs directly attributable to a business unit’s operations and revenue-earning activities, including depreciation and amortization expense for those assets that can be identified to a specific business unit or product (see Note 13 of the notes to our consolidated financial statements) and goodwill and other asset impairment losses.

Indirect business unit costs include the costs of business unit support functions, including sales and marketing, general and administrative and research and development.

Corporate overhead includes these same costs allocated from corporate to business units based on a weighted-average revenue percentage.

Wireline Business Unit

Revenue increased $7.6 million to $87.8 million in 2005 primarily due to the following:

•      Recurring data management services revenue increased $1.7 million due primarily to our new VoIP product revenue;

•      Maintenance for software enhancements increased $3.5 million due to additional maintenance and pricing increases for certain customers and the renewal of two key ILEC customer contracts with higher pricing; and

•      Sales of new software enhancements and systems increased $2.9 million due to an increase in the delivery of software enhancements during 2005.

These increases were partially offset by a $490,000 decrease in professional services revenue primarily due to a reduction in professional services engagements in 2005.

Direct costs increased $7.3 million primarily due to an increase in capitalized software amortization, as well as an increase in operational costs to support our new VoIP product offering.

Indirect expenses and corporate overhead increased $596,000 to $28.9 million in 2005. This change is primarily due to annual merit increases and bonuses resulting from the overachievement of all operating goals in 2005.

Wireless Business Unit

Revenue increased $7.0 million to $58.5 million in 2005 due to a $5.9 million increase in recurring data management services revenue attributable to increased deployments as well as a $1.0 million increase in professional services revenue.

Direct costs decreased $13.0 million to $26.8 million in 2005. The decrease is due to a $14.0 million goodwill impairment charge in our bmd subsidiary and a $588,000 software impairment charge in 2004, partially offset by the hiring of additional operations staff to support cell site implementations.

Indirect expenses and corporate overhead increased $2.4 million to $18.4 million in 2005. The increase is attributable to the addition of product management and sales personnel to support growth, as well as an increase in bonus expense due to the overachievement of all operating goals in 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Total Company

Revenue

Total revenue increased $10.9 million to $131.7 million in 2004. The increase is primarily attributable to a $12.5 million increase in revenue in the wireless business unit.

Wireline revenue decreased $1.7 million to $80.2 million in 2004:

•      Recurring data management services revenue decreased $3.2 million due to reduced pricing in our ILEC services unit associated with contract extensions as well as consolidation of customers in our CLEC unit, which led to volume pricing discounts for certain customers; and

•      Sales of new software enhancements and systems decreased $1.6 million due to timing differences related to the delivery of software enhancements between 2003 and 2004.

These decreases were partially offset by the following:

•      Maintenance for software enhancements increased $1.9 million related to additional maintenance and pricing increases related to certain customers; and

•      Professional services revenue increased $1.3 million primarily due to VoIP and IEN products and services and the associated integration efforts with the sale of systems and software enhancements.

Wireless revenue increased $12.5 million to $51.5 million in 2004 due to increased recurring data management services revenue of $12.2 million attributable to increased deployments and $2.0 million in revenue from our bmd subsidiary, offset by a reduction in professional services revenue of $1.7 million.

Costs

Total costs increased $25.1 million to $129.2 million in 2004. The significant areas where costs increased from 2003 include the following:

•      Goodwill and other asset impairment charges increased by $16.5 million primarily due to a $14.0 million goodwill impairment charge in the bmd reporting unit, a $1.9 million software impairment charge related to our CDB product offerings, and a $588,000 software impairment charge in our wireless business unit.

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

•      Consulting and contract labor expenses increased $3.5 million primarily to support IEN and 9-1-1 IM product development efforts, as well as to support compliance efforts associated with Sarbanes-Oxley compliance, corporate governance and internal control regulations.

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

The significant areas where costs decreased from 2003 include the following:

•      Capitalized software development costs, representing 2004 period costs deferred to future periods that effectively reduces current period expenses, increased by $4.7 million as a result of several large projects in 2004 reaching technological feasibility, including IEN and VoIP, and increased spending related to delivery of our 9-1-1 IM software product to meet customer delivery schedules in early 2005.

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

Income From Continuing Operations Before Income Taxes

Income from continuing operations before income taxes decreased $13.9 million to $1.7 million in 2004:

•      Wireline income from continuing operations before income taxes decreased $4.4 million due to a $1.7 million decrease in revenue, a $3.8 million increase in direct costs attributable to higher cost of goods sold and a $799,000 decrease in indirect overhead costs associated with additional product development and support costs.

•      Wireless income from continuing operations before income taxes decreased $9.5 million due to $14.6 million in asset impairment charges, a $3.6 million increase in other direct costs, and a $3.8 million increase in indirect overhead costs to support growth and product development initiatives, offset by a $12.5 million increase in revenue.

Income Tax Expense

Income tax expense increased from $5.1 million in 2003 to $5.3 million in 2004. The effective tax rate of 311% on consolidated pre-tax income of $1.7 million in 2004 was a result of a pre-tax loss of $14.8 million in our international bmd reporting unit related primarily to a goodwill impairment charge of approximately $14.0 million. Our effective tax rate was 31.8% for domestic pre-tax income of $17.0 million, prior to consolidation of net losses of $14.8 million at bmd and $500,000 at our Intrado International Ltd. subsidiary.

Income (Loss) from Discontinued Operations

Income from discontinued operations decreased $567,000 from income from discontinued operations of $168,000 in 2003 due to a loss from discontinued operations of $399,000 in 2004 related to our Palladium business unit.  In 2004, we wrote off approximately $322,000 of goodwill and other intangible assets associated with the Palladium business, which subsequently was sold in February 2005.

Net Income (Loss)

Net income decreased $14.7 million from net income of $10.7 million in 2003 to a net loss of $4.0 million in 2004, primarily due to a $16.7 million asset impairment charge related to goodwill and other intangible assets in 2004.

Results of Operations by Business Unit

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Wireline Business Unit

Revenue decreased $1.7 million to $80.2 million in 2004 primarily due to the following:

•      Recurring data management services revenue decreased $3.2 million due to reduced pricing in our ILEC services unit associated with contract extensions as well as consolidation of customers in our CLEC unit that led to volume pricing discounts for certain customers; and

•      Sales of new software enhancements and systems decreased $1.6 million due to timing differences between year-end 2003 and 2004 related to delivery of software enhancements.

These decreases were partially offset by the following:

•      Maintenance for software enhancements increased $1.9 million related to additional maintenance and pricing increases related to certain customers; and

•      Professional services revenue increased $1.3 million primarily due to VoIP and IEN products and services and the associated integration efforts with the above sale of systems and software enhancements.

Direct costs increased $3.8 million primarily due to higher cost of goods sold for system sales related to our IEN product offerings.

Indirect expenses and corporate overhead decreased $799,000 to $28.3 million in 2004. This decrease is primarily due to cost containment measures put into place.

Wireless Business Unit

Revenue increased $12.5 million to $51.5 million in 2004 due to increased recurring data management services revenue of $12.2 million attributable to increased deployments and $2.0 million in revenue from our bmd subsidiary, offset by a reduction in professional services revenue of $1.7 million.

Direct costs increased $18.3 million to $39.9 million in 2004. Costs increased due to a $14.0 million goodwill impairment charge in our bmd subsidiary, a $588,000 software impairment charge, the hiring of additional operations staff to support cell site implementations, increased systems maintenance and $1.8 million of costs attributable to our bmd subsidiary.

Indirect expenses and corporate overhead increased $3.8 million to $16.0 million in 2004. The increase is due to the addition of product management, sales and finance personnel to support growth, and $1.1 million of expenses in our bmd subsidiary.

Liquidity and Capital Resources

Cash Requirements

The following information summarizes, as of the last fiscal year end and balance sheet date, our known significant contractual obligations (in thousands):

	December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$3,926	$3,751	$3,712	$3,645	$3,914	$5,267	$24,215
Debt interest	165	—	—	—	—	—	165
Capital leases	1,874	1,068	385	—	—	—	3,327
Line of credit	2,000	—	—	—	—	—	2,000
Total commitments	$7,965	$4,819	$4,097	$3,645	$3,914	$5,267	$29,707

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

•      Increase research and development efforts to design and implement our IEN initiative, which is focused on the design of a platform to support future technological developments and to deliver the next generation of emergency communications services;

•      Continue paying federal and state income taxes;

•      Pay interest on our existing debt obligations and any other future debt obligations that we may incur; and

•      Continue to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.

In 2006, we estimate that we will spend approximately $5.0 million to $6.0 million related to capitalized software projects and $8.0 million for capital expenditures to support the above initiatives.  We expect to fund our capital obligations, ongoing operational activities and income taxes with cash provided by operations and existing cash, cash equivalent and investment balances of $65.6 million at December 31, 2005. Based on the information available as of the date of this report, we estimate that we will spend approximately $50 million on our IEN strategic initiative over the next five years.  The actual timing and aggregate amount of such investment may fluctuate substantially, from quarter to quarter and from year to year, and will ultimately depend on numerous evolving factors, including but not limited to:

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

We estimate that we will not enter into additional capital leases in 2006 to finance major hardware and software purchases.  We may also require cash to complete additional acquisitions. At present, we have no binding commitments with any third parties to obtain any material amount of equity or debt financing other than the equity and debt financing arrangements described in this report. However, if business opportunities arise in the future, we may enter into discussions regarding potential equity and debt financing arrangements to satisfy actual or anticipated capital needs.

Sources and Uses of Cash

Cash provided by (used in) our operating, investing and financing activities is summarized as follows (dollars in thousands):

	2005	2004	2003
Operating activities	$42,603	$32,752	$36,831
Investing activities	$14,551	$(26,222)	$(29,369)
Financing activities	$(2,145)	$(13,178)	$(3,076)

Operating Activities

Our ability to generate cash from operations is primarily a function of our ability to continue to generate net income, improve our collection efforts on outstanding accounts receivable and execute sound cash management related to accounts payable.  Our ability to generate operating income is primarily a function of increased revenue without a corresponding increase in our cash expenses. From 2004 to 2005, our revenue increased from $131.7 million to $146.3 million, an 11% increase. For the same period, our total operating expenses decreased 2%, from $129.2 million in 2004 to $126.5 million in 2005. However, our total operating expenses in 2004 included $16.5 million in non-cash asset impairment charges. From 2003 to 2004, our revenue increased from $120.9 million to $131.7 million, a 9% increase. For the same period, our total operating expenses increased 24%, from $104.1 million in 2003 to $129.2 million in 2004. However, our total operating expenses in 2004 included $16.5 million in non-cash asset impairment charges.

Our days sales outstanding, or DSO, defined as ending gross accounts receivable and unbilled revenue divided by the trailing 90 days average daily sales, decreased from 48 days at December 31, 2004 to 36 days at December 31, 2005. Our ability to maintain our DSO is a result of our concerted efforts to work with our customers at the time of billing remittance to improve payment processing and approvals and understanding of the billing content and services provided.

We cannot predict with certainty whether we will be able to continue to maintain or improve our DSO. If our customers delay payment to us in the future, our DSO, operating cash flow and cash balances could be adversely impacted.

Investing Activities

Our use of cash for investing activities in 2005 included $13.8 million of investments in capital assets and software development projects, $1.0 million to invest a minority interest in an unconsolidated subsidiary, offset by $29.6 million of sales, net of purchases, of low-risk investment instruments such as commercial paper, municipal bonds and certificates of deposit. Our software development investments in 2005 totaled $5.4 million, compared to $10.1 million in 2004 and $5.1 million in 2003. The decline in 2005 of software development activities was primarily due to VoIP product reaching completion as well as a significantly lower investment in our 9-1-1 IM product for ILEC customers due to completion of project work. The significant software development efforts in 2005 included IEN product offerings and merged ALI project work. The increase in capitalized software investment activities from $5.1 million in 2003 to $10.1 million in 2004 was primarily driven by our investment in our 9-1-1 IM product for ILEC customers, as well as investment in our VoIP and IEN products. Also, in 2003 development resources were re-allocated to support efforts related to customer support initiatives that were not capitalized. In 2003, we also purchased $20.7 million in low-risk investment instruments such as commercial paper, municipal bonds and certificates of deposit. The following table summarizes our cash investments in capitalized software development projects by segment in the respective years (amounts are in thousands):

Cash Investments in Capitalized Software

	Year Ended December 31,
	2005	2004	2003	Total
Business Unit
Wireline	$2,809	$7,556	$3,704	$14,069
Wireless	1,214	1,977	747	3,938
Corporate	1,398	615	645	2,658
Total	$5,421	$10,148	$5,096	$20,665

Capital asset purchases of $8.3 million in 2005 related primarily to additional hardware and software investments to enhance our infrastructure and software applications, as well as investment in our new VoIP peering Network.

Financing Activities

In 2005, we paid $4.6 million for the last of three payments to NVP II associated with our contingent purchase obligation. We also repaid $1.8 million on capital lease obligations.

An additional source of funds in 2005 was $4.1 million related to stock option exercises and stock sold through our 1998 Employee Stock Purchase Plan. Given the volatility of our stock price relative to the weighted average exercise price of the stock options we have issued in the past, we cannot predict the level to which additional options will be exercised in future periods or whether they will be exercised at all. As such, the source of cash from future exercises should not be relied upon.

As of December 31, 2005, we have a revolving line of credit that is available to meet operating needs. Borrowing availability may not exceed the lower of: (i) $20.0 million; or (ii) two times adjusted EBITDA (or $64.1 million at December 31, 2005) as defined in the line of credit agreement. The interest rate on amounts borrowed under the line of credit is equal to the lower of the prime rate plus 1.5%, which was 8.5% as of December 31, 2005, or LIBOR plus 3.75% per annum, which was 8.27% as of December 31, 2005. The line of credit matures on December 31, 2006, requires a $2.0 million minimum balance to be maintained and is collateralized by accounts receivable and certain other assets. As of December 31, 2005, $2.0 million was outstanding and $17.3 million was available for additional borrowings. An additional $665,000 is being utilized to satisfy letter of credit obligations related to the occupancy of our primary facilities in Longmont, Colorado and Lisle, Illinois.

We also have access to a maximum of $10.5 million through capital lease lines with two entities. The interest rate is equal to the entities’ cost of funds plus an additional interest rate profit at the time of each lease. Each lease schedule is collateralized by the underlying assets and is subject to review and approval by the lessor at the time of our application. Each lease has either a 24-month or a 36-month termination date. As of December 31, 2005, we have utilized approximately $3.0 million of the $10.5 million available under the capital lease lines.

On February 19, 2004, we entered into the Fifth Amendment to our Loan and Security Agreement with General Electric Capital Corporation in order to ensure that we will have additional flexibility in conducting domestic and international operations by eliminating the requirement to obtain the lender’s consent for:

•      Acquisitions that, individually or in aggregate, are valued at less than $15.0 million; or

•      Inter-company transfers of funds between us and any foreign subsidiary that, in aggregate, would exceed a $2.0 million balance at any point in time.

Covenant Compliance

We were in compliance with all debt covenants as of December 31, 2005.

Assessment of Future Liquidity

Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to adequately fund our operations through at least the next twelve months. In making this assessment, we have considered:

•      Our consolidated cash, cash equivalents and short-term investments of $65.6 million as of December 31, 2005;

•      The availability of funding under our revolving credit facility;

•      The anticipated level of capital expenditures during 2006;

•      Presently scheduled debt service requirements during 2006; and

•      Our expectation of realizing positive cash flow from operations through 2006.

The availability of borrowings under our credit facility and lease line of credit is subject to covenants and limitations that require us to maintain compliance with specified operating and financial parameters as described earlier. While we were in compliance with all covenant ratios at December 31, 2005, there can be no assurance that we will continue to be in compliance with these ratios over time, especially if our debt borrowings increase or our operating results are not sufficient to cover our fixed financing payments.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk to the extent that United States interest rates change due to inflation or other factors. This exposure is directly related to our normal operating and funding activities. The interest payable on our line of credit is determined based on the lower of prime rate plus 1.5% or LIBOR plus 3.75% per annum, and, therefore, is affected by changes in market interest rates. Interest rates on our capital lease lines are dependent on interest rates in effect at the time the lease line is drawn upon. Total liabilities outstanding at December 31, 2005 under the line of credit and capital lease lines were approximately $5.0 million. Based on amounts borrowed as of December 31, 2005, we would have a resulting decline in future annual earnings and cash flows of approximately $50,000 for every 1% increase in prime lending rates. We have no plans to use derivative instruments or engage in hedging activities.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTRADO INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

of Intrado Inc.

We have audited the accompanying consolidated balance sheet of Intrado Inc. (a Delaware corporation) and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intrado Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Intrado Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Grant Thornton LLP

Grant Thornton LLP

Denver, Colorado

February 24, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

of Intrado Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A, that Intrado Inc. (a Delaware corporation) and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Intrado Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Intrado Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO.  Also in our opinion, Intrado Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Intrado Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and our report dated February 24, 2006 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Grant Thornton LLP

Denver, Colorado

February 24, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Intrado Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Intrado Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Denver, Colorado
March 16, 2005, except as to Note 5
    and Note 13 which are as of March 3, 2006

INTRADO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2005	2004	2003
Revenue:
Wireline	$87,810	$80,221	$81,879
Wireless	58,507	51,509	38,976
Total revenue	146,317	131,730	120,855
Costs and expenses:
Direct costs-Wireline	52,317	45,032	41,205
Direct costs-Wireless	26,828	25,620	21,574
Goodwill impairment	—	14,233	—
Sales and marketing	22,670	19,753	16,748
General and administrative	21,299	21,665	22,242
Research and development	3,393	2,909	2,322
Total costs and expenses	126,507	129,212	104,091
Equity in loss from joint venture	(87)	—	—
Income from operations	19,723	2,518	16,764
Other income (expense):
Interest and other income	1,330	438	290
Interest and other expense	(485)	(1,247)	(1,408)
Income before income taxes	20,568	1,709	15,646
Income tax expense	7,552	5,312	5,100
Income (loss) from continuing operations	13,016	(3,603)	10,546

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(134)	(631)	262
Income tax benefit (expense)	51	232	(94)
Income (loss) from discontinued operations	(83)	(399)	168

Net income (loss)	$12,933	$(4,002)	$10,714

Net income (loss) per share:
Basic:
Continuing operations	$0.74	$(0.21)	$0.67
Discontinued operations	(0.01)	(0.02)	0.01
Total	$0.73	$(0.23)	$0.68

Diluted:
Continuing operations	$0.70	$(0.21)	$0.62
Discontinued operations	0.00	(0.02)	0.01
Total	$0.70	$(0.23)	$0.63

Shares used in computing net income (loss) per share:
Basic	17,707,537	17,166,594	15,764,081
Diluted	18,499,654	17,166,594	16,924,130

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$65,616	$10,657
Short-term investments	—	28,705
Accounts receivable, net of allowance for doubtful accounts of $75 and $190	13,168	17,556
Unbilled revenue	2,331	1,675
Prepaids and other	4,200	3,032
Deferred contract costs	3,228	5,775
Deferred income taxes	5,416	7,507
Total current assets	93,959	74,907
Property and equipment, net of accumulated depreciation of $54,119 and $46,591	24,935	22,703
Goodwill	29,441	30,278
Other intangibles, net of accumulated amortization of $9,073 and $7,836	2,902	4,260
Long-term investments	—	898
Deferred contract costs	3,042	1,541
Software development costs, net of accumulated amortization of $15,144 and $8,875	14,777	16,551
Investment in joint venture	913	—
Other assets	140	410
Total assets	$170,109	$151,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,636	$9,777
Income taxes payable	1,778	—
Line of credit	2,000	—
Current portion of capital lease obligations	1,653	1,504
Mandatorily redeemable preferred stock payable	—	4,431
Deferred contract revenue	13,455	19,742
Total current liabilities	33,522	35,454
Capital lease obligations, net of current portion	1,380	1,312
Line of credit	—	2,000
Deferred rent, net of current portion	1,717	1,643
Deferred contract revenue	8,695	5,620
Deferred tax liability—long term	2,731	1,174
Total liabilities	48,045	47,203

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.001 par value; 15,000,000 shares authorized; 0 and 4,552 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 18,001,793 and 17,473,860 shares issued and outstanding	18	17
Additional paid-in capital	117,976	112,192
Accumulated other comprehensive income (loss)	(343)	656
Retained earnings (accumulated deficit)	4,413	(8,520)
Total stockholders’ equity	122,064	104,345
Total liabilities and stockholders’ equity	$170,109	$151,548

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Data)

	Shares	Amount	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

Balances, at December 31, 2002	15,442,140	$15	$80,936	$—	$(15,232)	$65,719
Issuance of common stock under compensation arrangements	713,003	1	6,025	—	—	6,026
Issuance of common stock upon exercise of warrants	8,864	—	70	—	—	70
Tax benefit of stock option exercises	—	—	1,913	—	—	1,913
Net income	—	—	—	—	10,714	10,714
Balances, at December 31, 2003	16,164,007	16	88,944	—	(4,518)	84,442
Issuance of common stock under compensation arrangements	566,851	—	5,073	—	—	5,073
Issuance of common stock upon exercise of warrants	8,000	—	63	—	—	63
Issuance of common stock for acquisition	735,002	1	16,697	—	—	16,698
Tax benefit of stock option exercises	—	—	1,415	—	—	1,415
Comprehensive income (loss):
Net loss	—	—	—	—	(4,002)	(4,002)
Foreign currency translation adjustment	—	—	—	692	—	692
Unrealized loss from available-for-sale securities (net of related tax effect)	—	—	—	(36)	—	(36)
Total comprehensive income (loss)						(3,346)
Balances, at December 31, 2004	17,473,860	17	112,192	656	(8,520)	104,345
Issuance of common stock under compensation arrangements	469,850	1	4,385	—	—	4,386
Issuance of common stock upon exercise of warrants	9,000	—	71	—	—	71
Adjustment of common stock related to acquisition	49,083		(4)	—	—	(4)
Tax benefit of stock option exercises	—	—	1,332	—	—	1,332
Comprehensive income:
Net income	—	—	—	—	12,933	12,933
Foreign currency translation adjustment	—	—	—	(1,035)	—	(1,035)
Reclassification adjustment for losses included in net income (net of related tax effect)	—	—	—	36	—	36
Total comprehensive income						11,934
Balances, at December 31, 2005	18,001,793	$18	$117,976	$(343)	$4,413	$122,064

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$12,933	$(4,002)	$10,714
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,580	15,540	15,450
Stock-based compensation	287	395	183
Accretion of interest on mandatorily redeemable preferred stock payable	120	389	483
Loss from sale of discontinued operations, net of tax	5	—	—
Equity in loss from joint venture	87	—	—
Provision for doubtful accounts	(104)	31	(233)
Asset impairment	—	16,868	—
Loss on disposal of assets	45	96	26
Tax benefit of stock option exercises	1,332	1,415	1,913
Change in—
Accounts receivable and unbilled revenue	3,747	(1,644)	4,059
Prepaids and other	(961)	(704)	170
Deferred contract costs	1,008	(189)	(1,153)
Deferred income taxes, net	3,648	3,560	2,983
Accounts payable and accrued liabilities	4,920	(2,164)	2,774
Income taxes payable	1,778	—	—
Deferred revenue	(2,822)	3,161	(538)
Net cash provided by operating activities	42,603	32,752	36,831

Cash flows from investing activities:
Acquisition of property and equipment	(8,341)	(2,767)	(3,573)
Purchases of investments	(9,109)	(48,126)	(20,700)
Proceeds from sales of investments	38,713	39,193	—
Acquisition, net of cash acquired	—	(4,374)	—
Investment in joint venture	(1,000)	—	—
Cash paid on disposal of discontinued operations	(291)	—	—
Capitalized software development costs	(5,421)	(10,148)	(5,096)
Net cash provided by (used in) investing activities	14,551	(26,222)	(29,369)
Cash flows from financing activities:
Principal payments on capital lease obligations	(1,795)	(3,200)	(3,322)
Proceeds from notes payable	—	—	3,900
Repayment on payables to Lucent and notes payable	—	(10,167)	(5,016)
Payments on mandatorily redeemable preferred stock payable	(4,552)	(4,552)	(4,551)
Proceeds from exercise of stock options	4,066	3,784	5,043
Issuance of stock upon exercise of warrants	71	63	70
Proceeds from issuance of common stock through employee stock purchase plan	65	894	800
Net cash used in financing activities	(2,145)	(13,178)	(3,076)
Effect of exchange rate changes on cash	(50)	24	—
Net increase (decrease) in cash and cash equivalents	54,959	(6,624)	4,386
Cash and cash equivalents, beginning of period	10,657	17,281	12,895
Cash and cash equivalents, end of period	$65,616	$10,657	$17,281
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$518	$626	$347
Cash paid during the period for federal and state income taxes	$700	—	—
Supplemental schedule of non-cash financing and investing activities:
Property and equipment under capital leases	$5,024	$3,027	$1,924

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

INTRADO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(1)           ORGANIZATION AND BUSINESS

Intrado Inc., a Delaware corporation (the “Company”), provides emergency-telephony solutions that manage and deliver mission-critical information for telecommunications providers, including incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless carriers, state and local governments, and public safety organizations in the United States. The Company manages the data that enables 9-1-1 calls to be routed to the appropriate public safety agency with accurate and timely information about the caller’s identification, callback number and location. In addition, the Company licenses its software to carriers that wish to manage the delivery of 9-1-1 data management services in-house.

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

Reclassifications

Certain reclassifications have been made in the 2004 and 2003 financial statements to conform to the 2005 presentation.  These reclassifications included the Company’s segment reporting (see Note 13).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, bmd wireless AG (“bmd”), Intrado International Ltd., and Intrado International Singapore Pte. Ltd. All inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and typically do not bear interest.  Such accounts receivable have been reduced by an allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable uncollectible balances in the Company’s existing accounts receivable.  The Company determines the allowance based on its historical write-off experience and the aging of such receivables, among other factors.  The allowance has not been material for any periods presented.  The Company does not have any off-balance-sheet credit exposure related to its customers.

Unbilled Revenue

Unbilled revenue relates to a major ILEC services customer contract that contains discount pricing.  Based on the guidance of Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”), and Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), the Company recognizes the discounts on a straight-line basis over the life of the contract.  During the first half of the contract, the revenue recognized exceeds the amounts billed to the customer; during the latter half of the contract, the balance in unbilled revenue will be amortized and will reduce revenue recognized as the amounts billed to the customer will exceed the revenue recognized.

Investments

Investments are classified as either short-term or long-term depending on the underlying investment’s original maturity or “reset” date. Investments are classified as short-term if their maturity or “reset” date is less than twelve months, long-term for those with a maturity or “reset date” longer than twelve months. Auction rate securities (“ARS”) are considered “available-for-sale” securities using the criteria in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), and are classified as either short-term or long-term investments based upon the underlying “reset” date, if applicable, associated with each individual security. ARS are variable rate investments tied to short-term interest rates generally with maturities on the face of the securities that vary from 7, 28 or 35 days. The Company also held certain ARS with reset dates extending beyond one year. Interest paid during a given period is based upon the interest rate determined during the prior auction period. Although these securities are issued and rated as long-term investments, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset.

Investments are recorded at fair market value. Unrealized gains or losses pertaining to auction rate securities are reported as part of Other Comprehensive Income (Loss). Purchases and sales of available-for-sale investments are shown gross in the Statement of Cash Flows - Investing section. The following table summarizes the aggregate fair values of all available-for-sale securities by major security types and the contractual maturities of these securities as of December 31, 2005 and December 31, 2004, respectively (amounts in thousands, except for maturity ranges):

	Fair Value as of December 31, 2005	Fair Value as of December 31, 2004	Range of Contractual Maturities
U.S. government debt	$—	$2,704	15 to 75 days
Corporate debt	—	3,768	3 to 13 months
Auction rate securities	—	31,042	5 days to 3 years
Total	$—	$37,514

Valuation and Qualifying Accounts

Valuation and qualifying accounts for each of the years in the three year-period ended December 31, 2005 is detailed below (in thousands):

Fiscal Year	Description	Balances at Beginning of Period	Charged to Bad Debt Expense	Write-Offs Charged to Allowance	Balances at End of Period
2005	Allowance for doubtful accounts	$190	$(61)	$(54)	$75
2004	Allowance for doubtful accounts	$357	$28	$(195)	$190
2003	Allowance for doubtful accounts	$589	$(139)	$(93)	$357

Property and Equipment

Property and equipment are carried at historical cost.  The Company capitalizes property and equipment costs equal to or greater than $1,000.  Depreciation of property and equipment is computed using the straight-line method over estimated useful lives of three to five years for computer hardware and equipment, seven years for furniture and fixtures and the lesser of the asset life or lease term for leasehold improvements. The costs of repairs and maintenance are expensed while expenditures that extend the useful physical or economic life of property and equipment are capitalized. Gains and losses on disposition of property and equipment are recognized in operations in the year of disposition.

Goodwill and Other Intangibles

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), on January 1, 2002. SFAS 142 states that goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to, at a minimum, an annual assessment for impairment and will be written down to its fair value only if the carrying amount is greater than the fair value. In addition, intangible assets will be recognized separately if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Prior to 2002, the Company was amortizing goodwill over seven years. The Company has assigned goodwill to the lowest reporting unit identifiable, which are ILEC and bmd.

The Company hired an independent appraisal firm, Quist Valuation Inc., to complete its annual impairment test as of December 31, 2005 and 2004, as required under SFAS 142. The income approach was used to determine the fair value of each reporting unit that had been assigned goodwill. That approach involves discounting each reporting unit’s projected free cash flow at its weighted average cost of capital to ascertain whether the fair value of the reporting unit is higher than the book value, including goodwill. Using this method, the Company determined that the fair value of the ILEC reporting unit exceeded its book value, and no impairment existed as of December 31, 2005 and 2004. Therefore, in accordance with SFAS 142, no further testing was necessary for the ILEC reporting unit.

Using this method for the year ended December 31, 2005, the Company determined that the fair value of the bmd reporting unit exceeded its book value, and no impairment existed as of December 31, 2005. Therefore, in accordance with SFAS 142, no further testing was necessary for the bmd reporting unit.

For the year ended December 31, 2004, the Company determined that, based on the analysis, the carrying value of the goodwill for the bmd reporting unit was impaired. As a result, the Company recorded an impairment charge of $14.0 million, lowering the carrying value of goodwill to $6.0 million. Included in the impairment charge was $593,907 of additional consideration related to the value of the earn-out shares recorded at December 31, 2004 (see Note 3). The value of the goodwill was impaired primarily due to significantly lower performance of the bmd reporting unit since the time of acquisition and a downward revision of the five-year earnings forecast for bmd. The Company determined that the downward revision was necessary due to competitive pressure in Europe and a longer sales cycle than expected at the time of the acquisition. As a result, the Company expects a significantly slower path for bmd’s technology to penetrate the European and North American markets.

The Company has recorded $2.9 million (net accumulated amortization of $9.1 million) on its balance sheet relating to other acquired intangible assets as of December 31, 2005. The acquired intangible assets include intellectual property and contracts acquired as part of the Lucent Public Safety Systems (“LPSS”) and bmd acquisitions. In accordance with SFAS 142, the Company reevaluated the carrying value and the useful lives of these assets at December 31, 2005 and determined that no adjustments were necessary. Accordingly, the Company continues to amortize the amounts originally assigned to intellectual property and contracts. For the year ended December 31, 2005, the Company recorded approximately $1.3 million of amortization expense related to these separately identifiable intangible assets.

For the year ended December 31, 2005, the changes in the goodwill balance and the gross value of the customer contracts balance are attributed to foreign currency translation adjustments between the Swiss franc and the U.S. dollar.

The following table details the intangibles at December 31, 2005 by class (dollars in thousands):

	Gross Balance at December 31, 2005	Accumulated Amortization at December 31, 2005	Amortization expense for the year ended December 31, 2005	Amortization Life
Goodwill	$29,441	N/A	N/A	N/A
Customer contracts	3,795	$3,679	$102	3 years
Intellectual property	8,180	5,394	1,153	7 years
Total	$41,416	$9,073	$1,255

The following table details the intangibles at December 31, 2004 by class (dollars in thousands):

	Gross Balance at December 31, 2004	Accumulated Amortization at December 31, 2004	Amortization expense for the year ended December 31, 2004	Amortization Life
Goodwill	$30,278	N/A	N/A	N/A
Customer contracts	3,916	$3,596	$522	3 years
Intellectual property	8,180	4,240	1,142	7 years
Total	$42,374	$7,836	$1,664

For the separately identifiable intangible assets above pertaining to contracts and intellectual property, the Company estimates that it will record the following amortization amounts over the next three years upon which time all current intangible assets will be fully amortized:

2006	$1.3 million
2007	$1.2 million
2008	$0.4 million

The changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows (dollars in thousands):

	ILEC	bmd
	Reporting Unit	Reporting Unit	Total
Balance at December 31, 2004	$24,295	$5,983	$30,278
Foreign currency exchange loss	—	(837)	(837)
Balance at December 31, 2005	$24,295	$5,146	$29,441

The changes in the carrying amount of goodwill for the year ended December 31, 2004 are as follows (dollars in thousands):

	ILEC	Palladium	bmd
	Reporting Unit	Reporting Unit	Reporting Unit	Total
Balance at December 31, 2003	$24,295	$222	$—	$24,517
Goodwill acquired during the year	—	—	18,938	18,938
Foreign currency translation adjustment	—	—	1,056	1,056
Impairments	—	(222)	(14,011)	(14,233)
Balance at December 31, 2004	$24,295	$—	$5,983	$30,278

Software

The Company capitalizes certain internal and external software acquisition and development costs that benefit future years in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” if for internal use, or SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”), if the software is to be sold.

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

For software developed for external use, the Company expenses the costs of developing computer software until technological feasibility is established and capitalizes all costs incurred from that time until the software is available for general customer release or ready for its intended use, at which time amortization of the capitalized costs begins. Technological feasibility for the Company’s computer software products is based upon the earlier of the achievement of: (a) a detailed program design free of high-risk development issues; or (b) completion of a working model. Costs of major enhancements to existing products are capitalized while routine maintenance of existing products is charged to expense as incurred. The establishment of the technological feasibility and the ongoing assessment of the recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. The Company also contracts with third parties to develop or test software that will be sold to customers and generally capitalizes these costs.

Internal- and external- use capitalized software costs are amortized on a product-by-product basis over their expected useful life, which is generally three to five years. The annual amortization related to software to be sold is the greater of the amount computed using (a) the ratio that current gross revenue for a product compares to the total of current and anticipated future gross revenue for that product or (b) the straight-line method over the remaining estimated economic life of the product, which is typically three years. Amortization expense related to capitalized software costs totaled approximately $7.2 million, $5.3 million and $3.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In the second quarter of 2004, the Company determined that, due to the continued limited visibility regarding the timing of forecasted revenue opportunities, it was necessary to impair $1.7 million of software assets related to the Company’s commercial database product offerings. The Company also recorded an impairment charge of $588,000 related to capitalized software for an MPC product offering.  When the Company evaluated the net realizable value of each of these products, forward-looking business cases were prepared that assessed the future expected benefits to be derived from the assets against the direct costs associated with the delivery and ongoing support of the products to arrive at a contribution margin, defined as expected benefits less direct costs. The contribution margins were then compared to the carrying value of the assets. The expected contribution margins were significantly less than the asset carrying values, resulting in the impairment charges.  There were no such software asset impairment charges during 2005.

Revenue and Cost Recognition

Revenue is accounted for as either software revenue and related post-contract support, product revenue, or services revenue in accordance with the guidelines provided by SOP 97-2, “Software Revenue Recognition,” SAB 104,  and FTB 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”  The Company’s policy is to recognize revenue when the applicable revenue recognition criteria have been met, which generally include the following:

•         Persuasive evidence of an arrangement exists;

•         Price is fixed or determinable;

•         Delivery has occurred or services have been rendered; and

•         Collectibility is reasonably assured.

The Company delivers products and services that are part of multiple element arrangements. In addition to the above criteria from SAB 104 and SOP 97-2, the Company also applies the guidance in Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which requires us to evaluate vendor specific objective evidence (“VSOE”) for contracts under SOP 97-2 and vendor objective evidence (“VOE”) for contracts under SAB 104 to determine the fair value of elements delivered in situations where multiple elements exist.

The majority of the Company’s revenue is generated from monthly data management services, which includes revenue from up-front fees and monthly service fees.  The Company’s up-front services consist primarily of the data cleansing of the customer’s 9-1-1 records, engineering services to enable the customer’s legacy system to interface with the Company’s platform, thereby establishing network connectivity, public safety boundary mapping, and customer training and testing. The charges for these services are nonrefundable if the contract is cancelled after the services are performed. After the initial up-front services, data management customers often buy enhancements to these services, such as additional software engineering to improve system functionality or network services to make their network more effective (“Enhancement Services”). The fees received for up-front services and certain Enhancement Services are deferred and recognized as revenue ratably over the term of the contract or the expected life of the customer relationship, whichever is longer, as these fees do not represent the culmination of a separate earnings process.  The Company also receives a monthly service fee to provide the ongoing data management services required to keep the records current for all subscribers, to maintain and monitor network components and to support and maintain the software and systems required to provide the services. The fees received for these monthly services are recognized as revenue in the period in which all of the above criteria have been met, which is generally the month services are provided. For services the Company performs under its licensed model, customers do not have a contractual right to take possession of the Company’s software; therefore, the Company accounts for these arrangements as service contracts.

Maintenance contracts are sold to customers that license software enhancements and purchase systems.  The fees received for ongoing maintenance obligations are deferred and recognized as revenue over the contractual term of the arrangement.

Systems and new products revenue represents revenue recognized from the sales of new database and customized solutions sold to existing customers. Software license revenue and related hardware sales are recognized upon execution of a contract and completion of delivery obligations, provided that no uncertainties exist regarding customer acceptance and that collection of the related receivable is reasonably assured.

Professional services revenue is generated by providing consulting services and is recognized in the period in which all of the above criteria have been met.

In certain situations involving the delivery of products with significant customization or modification services, the Company also recognizes revenue on a percentage-of-completion basis, as prescribed by SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In these situations, the Company develops and utilizes estimates to ratably recognize costs and revenue as work is completed relative to the total estimated time and costs to complete projects. Delays in completing projects or significant changes to original cost estimates could adversely impact future periods in that additional costs or amortization periods for both revenue and expenses may be necessary. When reasonable estimates cannot be determined at the onset of an agreement due to unique acceptance criteria or other factors, revenue is recognized on a completed contract basis.

As of December 31, 2005, the Company had total deferred contract revenue of approximately $22.2 million and deferred contract costs of approximately $6.3 million. Deferred contract revenue represents fees for certain software enhancements and up-front fees that have been billed but are yet to be delivered or that have been delivered but are required to be deferred under SAB 104. Of the total deferred contract revenue at December 31, 2005, $20.4 million has already been received and $1.8 million is included in accounts receivable. The Company estimates that total deferred contract revenue, net of deferred contract costs, will be recognized as follows (in thousands):

2006	$10,227
2007	2,389
2008	1,599
2009	961
2010	417
2011	224
2012 through 2013 total	63

Total	$15,880

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

Research and Development

Research and development efforts consist of salaries, supplies and other related costs incurred while the Company is developing computer software prior to reaching technological feasibility or the application development phase. These costs are expensed as incurred.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and cash equivalents and accounts receivable. The Company maintains its cash balances in the form of bank demand deposits, money market accounts, treasury bonds and commercial paper with original maturities of less than ninety days. The Company’s deposits and investments are with financial institutions that management believes are creditworthy and the investments are high-grade. The Company’s accounts receivable are from customers that are generally telecommunications service providers; accordingly, the Company’s accounts receivable are concentrated in the telecommunications industry. The Company’s major customers (see Note 16) accounted for 38% and 48% of the Company’s accounts receivable as of December 31, 2005 and 2004, respectively. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable and debt obligations. The carrying amounts for cash and cash equivalents and accounts receivable approximate fair market value because of the short maturity of these instruments. The fair value of debt obligations with fixed interest rates is estimated based on current rates available for debt with similar maturities and securities; the carrying value approximates fair value at December 31, 2005 and 2004.  The carrying value of the Company’s line of credit, which has a variable interest rate, approximates fair value at December 31, 2005 and 2004.

Self-Insurance

The Company is self-insured for certain losses relating to employee medical and dental benefits.  The Company has purchased individual and aggregate stop-loss coverage in order to limit its exposure to any significant claims.  Self-insured losses are accrued based upon the Company’s estimates of the aggregate uninsured claims incurred using certain actuarial assumptions and the Company’s claims history.

Stock-Based Compensation Plans

At December 31, 2005, the Company has two stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.   All options granted under these plans had exercise prices equal to the market value of the underlying common stock on the date of grant and, accordingly, no stock-based employee compensation cost is included in net income (loss) for these stock option issuances in 2005, 2004 and 2003.  The stock-based employee compensation shown in the table below is related to the issuance of the Company’s common stock shares to certain board members in lieu of cash payment for their services, and the issuance of restricted stock units to certain employees.  The Company accounts for stock-based compensation awards to non-employees under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and recognizes compensation expense ratably over the vesting period of such awards. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands except per share amounts):

	2005	2004	2003
Net income (loss), as reported	$12,933	$(4,002)	$10,714
Add: Total stock-based employee compensation, net of tax	182	261	123
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(3,929)	(3,589)	(3,657)
Pro forma net income (loss)	$9,186	$(7,330)	$7,180

Net income (loss) per share:
Basic—as reported	$0.73	$(0.23)	$0.68
Basic—pro forma	$0.52	$(0. 43)	$0.46

Diluted—as reported	$0.70	$(0.23)	$0.63
Diluted—pro forma	$0.50	$(0.43)	$0.42

SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB 25, provided that pro forma disclosures of net income or loss assuming the fair value based method of SFAS 123 had been applied are provided in accordance with SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS 148”).  The Company has elected and continues to account for its stock-based compensation plans under APB 25 for stock-based awards issued to employees and directors; for awards issued to non-employees and consultants, the Company applies the provisions of SFAS 123. Accordingly, for purposes of the pro forma disclosures presented above, the Company has computed the fair values of all options granted under the plans during 2005, 2004 and 2003, using the Black-Scholes option pricing model and the following weighted average assumptions:

	2005	2004	2003
Estimated life	4.2 years	4.2 years	4.2 years
Volatility	39.68%	60.39%	73.50%
Risk-free interest rate	4.33%	3.65%	3.30%
Dividend yield	0%	0%	0%

Certain assumptions were used in determining the stock-based compensation expense under the fair-value-based method. To estimate lives of options for this valuation, it was assumed options would be exercised upon becoming fully vested and all options will eventually become fully vested. Cumulative compensation costs recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. The expected volatility refers to the volatility of the Company’s common stock over the expected life of a given option. In 2005, 2004 and 2003, the Company used the actual volatility of its common stock over a one-year period. The assumed risk-free interest rates were determined using government securities with original maturities similar to the respective expected option lives at date of grant.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment, excluding goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the excess, if any, of the carrying value over the fair value of the long-lived assets.

Foreign Currency Translation

Assets and liabilities of foreign operations, where the local currency is the functional currency, are translated using period-end exchange rates, and revenue and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive income as a component of stockholders’ equity.

Other Comprehensive Income

Other comprehensive income includes all changes in stockholders’ equity during a period from non-owner sources, including unrealized holding gains and losses from available-for-sale securities, and cumulative translation adjustments related to the Company’s foreign subsidiaries.

Earnings Per Share

Basic earnings per share is determined by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the effects of potentially issuable common stock, but only if dilutive (i.e., a loss per share is never reduced). The treasury stock method, using the average price of the Company’s common stock for the period, is applied to determine dilution from options and warrants. The computation of basic and diluted earnings per share was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net income (loss)	$12,933	$(4,002)	$10,714

Denominator:
Basic income (loss) per share—weighted average shares outstanding	17,708	17,167	15,764
Dilutive effect of common stock equivalents	792	—	1,160
Diluted income (loss) per share—adjusted weighted-average shares outstanding, assuming conversion of common stock equivalents	18,500	17,167	16,924
Basic net income (loss) per share	$0.73	$(0.23)	$0.68
Diluted net income (loss) per share	$0.70	$(0.23)	$0.63

Options not included in diluted shares because of “out of the money” exercise prices	861	731	425
Options, restricted stock, and potential shares not included in diluted shares because anti-dilutive due to net loss	—	893	—

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The pro forma disclosures previously permitted under SFAS 123 and provided in Note 2 will no longer be an alternative to financial statement recognition. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which expresses views of the SEC staff about the application of SFAS 123R.  SFAS 123R was to be effective for all interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS 123R will be effective for annual reporting periods beginning on or after June 15, 2005.  The Company is required to adopt SFAS 123R for the fiscal year beginning January 1, 2006.

Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include the modified prospective and modified retrospective adoption options. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock over the remaining award service period beginning on January 1, 2006, while the modified retrospective method requires that all prior periods presented be adjusted to reflect compensation expense under the fair value method of accounting for awards granted, modified or settled after December 31, 1994. The Company continues to evaluate the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company plans to use the modified prospective transition method, and has concluded that the Black-Scholes valuation model is best for the Company’s circumstances.  The Company expects the adoption of SFAS 123R to result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In November 2005, the FASB issued Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“FSP 115-1”). FSP 115-1 provides accounting guidance for determining and measuring other-than-temporary impairments of debt and equity securities, and confirms the disclosure requirements for investments in unrealized loss positions as outlined in EITF issue 03-01, The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments. The accounting requirements of FSP 115-1 are effective for the Company on January 1, 2006 and will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(3)           ACQUISITIONS

LPSS Acquisition – May 2001

On May 11, 2001, the Company acquired certain assets and assumed certain liabilities associated with the call handling and database divisions of LPSS, an internal venture of Lucent Technologies Inc. (“Lucent”). The Company accounted for this transaction using the purchase method of accounting.

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

•      An additional 33.3% was redeemed in June 2004 for $4.6 million; and

•      The remaining 33.4% was redeemed on June 1, 2005 for $4.6 million.

Early redemption was available at the Company’s option. In addition, the Company was required to redeem shares of Preferred Stock with 25% of the gross proceeds of any underwritten public offering after June 1, 2003. No dividends have been or will be paid on the Preferred Stock.

Intangible Assets.  Exclusive of the contingent consideration, the recorded purchase price of the gross assets acquired in this transaction was approximately $30.1 million. The purchase price is comprised of 2,250,000 shares of common stock valued at $9.91 per share, issuance of a commitment to purchase inventory from Lucent with a fair value of approximately $4.1 million, approximately $899,000 of liabilities recognized in connection with the acquisition, acquisition fees of approximately $1.5 million paid to investment bankers and other transaction costs of approximately $1.2 million. As part of the acquisition, the Company acquired net tangible assets consisting of inventory valued at approximately $4.1 million and property and equipment valued at approximately $1.0 million. The $25.0 million of purchase price over the estimated fair value of net tangible assets acquired, was allocated to intangible assets as follows: $13.3 million to goodwill; $8.2 million to intellectual property; and $3.5 million to customer contracts acquired.

The Company has recorded on its balance sheet $29.4 million of goodwill as of December 31, 2005. Of the $29.4 million in goodwill, $24.3 million relates to the excess of the purchase price over the estimated fair value of net identifiable assets acquired in the May 2001 LPSS acquisition and includes the additional $12.8 million of goodwill recorded during the second quarter of 2003 in conjunction with the Company’s issuance of mandatorily redeemable preferred stock as contingent consideration owed to Lucent for the LPSS acquisition. All of the $24.3 million is associated with the ILEC reporting unit.

bmd wireless AG Acquisition – February 2004

On February 3, 2004, the Company entered into a share purchase agreement to acquire bmd, a Swiss corporation headquartered in Zug, Switzerland. bmd provides core network messaging solutions, enabling cross network mobile and application messaging traffic for a wide range of mobile operators and service providers. Upon closing the acquisition on February 20, 2004, bmd became a wholly owned subsidiary of Intrado.

Under the terms of the agreement, the Company acquired all of the outstanding common stock of bmd in exchange for:

•                  approximately $4.2 million of cash;

•                  700,002 shares of common stock; and

•                  an obligation to issue up to 200,000 additional shares of common stock (the “Earn-out Shares”).

Under the earn-out provision, the Company was required to issue 0.02 Earn-out Shares for each $1.00 of qualifying revenue from January 1 through December 31, 2004, as defined in the share purchase agreement, up to a maximum of 200,000 Earn-out Shares.  Based upon the qualifying revenue of $2.3 million, the Company issued 49,083 Earn-out Shares at $12.02 per share, the closing price of Intrado’s common stock on March 21, 2005.  At December 31, 2004, the value of these shares was estimated at $12.10 per share (the closing price of the Company’s stock on December 31, 2004).  In 2004, the Company had recorded approximately $594,000 for the Earn-out Shares as additional paid-in capital and as an additional goodwill impairment charge in conjunction with its 2004 annual asset impairment analysis under SFAS 142. In conjunction with the acquisition of bmd, the Company also paid $200,000, issued 35,000 shares of common stock and incurred an obligation to issue up to 10,000 Earn-out Shares to bmd’s representative agent as a finder’s fee.

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

In accordance with SFAS 141, the Company allocated the purchase price to the tangible assets, separately identifiable intangible assets, and liabilities acquired, including core technology (capitalized software) and customer relationships, based on their estimated fair values. The excess purchase price over the fair values was recorded as goodwill. The fair value assigned to separately identifiable intangible assets acquired was based on an independent appraisal. The Company assigned the goodwill to the bmd reporting unit, part of the wireless segment. The amount of goodwill generated as a result of the acquisition will not be deductible for tax purposes. In accordance with SFAS 142, goodwill acquired after June 30, 2001 is not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives. The total purchase price was allocated as follows (in thousands):

Current assets	$886
Property and equipment	202
Goodwill	18,938
Intangibles	1,363
Total assets acquired	21,389
Current liabilities	(210)
Deferred revenue – current	(103)
Deferred tax liability – current portion	(25)
Deferred tax liability – long-term	(170)

Total purchase price	$20,881

The Company acquired bmd to enhance the breadth and depth of the Company’s commercial product offerings in domestic and international markets and to access new international distribution channels. Management believes that integration of bmd’s key development capabilities, products and resources with the Company’s platforms and business models will enable the Company to design and build messaging solutions that allow wireless operators and service providers to offer innovative new services to their subscribers.

In performing this purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance and estimates of future performance of bmd’s products. The fair value of intangible assets was primarily based on the replacement cost approach and the relief from royalty approach. The discount rates used were 20% for customer contracts and related relationships, and 25% for core technology (capitalized software). These discount rates were determined after consideration of the Company’s rate of return on debt capital and equity, the weighted average return on invested capital, and the risk associated with achieving forecasted sales related to the technology and assets acquired from bmd. At December 31, 2005, identifiable intangible assets purchased in the bmd acquisition consist of the following (in thousands, except for useful life):

Identifiable Intangible Assets	Gross Value	Accumulated Amortization	Useful Life

Capitalized software	$1,006	$895	2 years
Customer contracts and related relationships	287	172	3 years
Balance, December 31, 2005	$1,293	$1,067

(4)           INVESTMENT IN JOINT VENTURE

During the third quarter of 2005, Intrado International Ltd., a wholly owned Irish subsidiary of Intrado, entered into a joint venture with a Chinese company.  The limited liability company established through the joint venture, Intrado (XieAn) Technology (China) Co. Ltd., was granted a business license by the Chinese government on August 18, 2005.  The joint venture company plans to develop, market, and sell public safety-related telecommunications software products in China.  During the third quarter of 2005, Intrado International Ltd. invested $1.0 million of its total $2.0 million contribution commitment in the joint venture company, which represents a 49% share of the registered capital of the joint venture company.  The Company expects to fund the remaining $1.0 million of its required investment during or subsequent to 2006.  Intrado International Ltd. accounted for its investment in the joint venture company under the equity method of accounting.  For the year ended December 31, 2005, Intrado International Ltd. recognized an $87,000 loss on its investment in the joint venture company.

(5)           DISCONTINUED OPERATIONS

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

The following amounts related to the Palladium business have been segregated from continuing operations and reported as discontinued operations (in thousands):

	For the Year Ended December 31,
	2005	2004	2003

Total revenue	$441	$4,796	$3,799
Direct costs	576	5,033	3,326
Gross profit	(135)	(237)	473
Indirect expenses (income)	(1)	394	211
Income (loss) from operations	(134)	(631)	262
Net interest income	—	—	—
Income (loss) before income taxes	(134)	(631)	262
Income tax benefit (expense)	51	232	(94)
Net income (loss)	$(83)	$(399)	$168

The assets and liabilities of the discontinued operations for all periods presented were considered to be immaterial to the Company’s consolidated balance sheet.

For the year ended December 31, 2005, and pursuant to the terms of the Asset Purchase Agreement, the Company paid TCI approximately $291,000 for amounts previously billed to customers and collected by the Company that were classified as deferred revenue.  During 2005, and in accordance with the terms of the Asset Purchase Agreement, the Company also billed certain customers on TCI’s behalf and remitted approximately $1.1 million in related collections to TCI.

(6)           PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Computer hardware and equipment	$66,588	$56,849
Furniture and fixtures	2,971	2,825
Leasehold improvements	9,495	9,620
	79,054	69,294
Less accumulated depreciation and amortization	(54,119)	(46,591)
	$24,935	$22,703

Depreciation expense on property and equipment totaled approximately $8.2 million, $8.5 million and $9.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(7)           ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Accounts payable	$6,500	$6,574
Payroll-related accruals	2,767	1,113
Other accrued liabilities	5,369	2,090
	$14,636	$9,777

(8)           STOCKHOLDERS’ EQUITY

Preferred Stock

As discussed in Note 3, during 2003, the Company issued 13,656 shares, or approximately $12.8 million, of mandatorily redeemable, non-voting preferred stock to NVP II and redeemed 4,552 of these shares for $4.6 million in each of the years ended December 31, 2005, 2004 and 2003.   No shares of preferred stock were outstanding as of December 31, 2005.

The Company’s Board of Directors has the ability to issue “blank check” preferred stock without stockholder approval as a mechanism to resist a corporate takeover.

Stock Incentive Plan

As of December 31, 2005, the Company has a total of 900,223 shares of common stock available for issuance under the 1998 Stock Incentive Plan (“1998 Plan”). Under the terms of the 1998 Plan, the shares reserved for issuance automatically increase on the first trading day of each calendar year by 3% of the number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year. The share reserve was increased by 540,054, 524,358 and 485,062 shares under this provision in 2006, 2005 and 2004, respectively. The total number of shares remaining eligible for issuance under the 1998 Plan as of January 3, 2006 is 1,440,277 shares. The 1998 Plan allows for issuances of options to employees, officers, non-employee board members and consultants. The total fair value of options granted under the 1998 Plan was computed to be approximately $52,000, $6.2 million and $5.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table summarizes information about the options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.00 - $6.75	464,626	4.29	$6.17	464,626	$6.17
$ 7.03 - $7.625	4,540	5.13	$7.35	4,540	$7.35
$ 7.66 - $7.66	358,286	7.12	$7.66	225,271	$7.66
$ 7.69 - $9.22	236,093	5.51	$8.32	222,493	$8.29
$ 9.75 - $9.75	444,472	6.81	$9.75	316,992	$9.75
$ 9.90 - $13.18	296,230	7.03	$11.45	182,810	$10.45
$ 14.10 - $16.32	148,047	6.57	$15.41	116,597	$15.27
$ 16.88 - $16.88	565,272	8.40	$16.88	208,152	$16.88
$ 17.40 - $29.85	141,500	5.87	$20.54	136,280	$20.61
$ 32.86 - $32.86	2,000	5.80	$32.86	2,000	$32.86
$ 3.00 - $32.86	2,661,066	6.59	$11.32	1,879,761	$10.45

A summary of stock options under the 1998 Plan as of December 31, 2005, 2004 and 2003 and changes during the years then ended are presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,259,290	$11.24	3,093,103	$9.71	3,374,741	$9.51
Granted	6,000	$12.59	776,500	$15.79	542,500	$8.76
Exercised	(457,340)	$8.90	(458,563)	$8.23	(646,738)	$7.87
Canceled	(146,884)	$17.16	(151,750)	$12.31	(177,397)	$10.97
Outstanding at end of year	2,661,066	$11.32	3,259,290	$11.24	3,093,106	$9.65
Options exercisable at year-end	1,879,761		1,755,432		1,426,253
Weighted average fair value of options granted	$8.73		$8.00		$9.16

During 2005, the Company also issued 674,000 restricted stock units or share right awards. Share right awards vest (i) upon the achievement of three performance goals (revenue, operating margin and return on invested capital) during the 12-month period ending June 30, 2008; or (ii) upon a change in control. For each performance goal, there are three levels of achievement (less than 90%, 90%, 100%, and 110%). A maximum of 682,047 shares of common stock are issuable upon vesting of share right awards at the 110% performance level. Upon a change in control, share right awards vest at the 100% performance level (in which case only 620,039 shares would be issued).

Nonqualified Deferred Compensation Plan

On December 31, 2005, the Compensation Committee of Intrado’s Board of Directors adopted an Amended and Restated Nonqualified Deferred Compensation Plan.  The plan allows participants specified by the Compensation Committee (presently Intrado’s directors and executive officers) to defer salary, bonus and equity-based compensation for calendar years ending on and after December 31, 2005.  The amended plan is intended to comply with Section 409A of the Internal Revenue Code.

Employee Stock Purchase Plan

On March 18, 1998, the Company adopted an Employee Stock Purchase Plan, or ESPP, under which eligible employees may contribute up to 10% of their salaries through payroll deductions to purchase shares of the Company’s common stock. The offering periods are successive six-month periods starting January 1 and July 1 of each year. At the end of each offering period, amounts contributed by employees will be used to purchase shares of the Company’s common stock at a price equal to 95% of the closing price of the stock on the offering termination date or the nearest prior NASDAQ business day. The Company’s board of directors has authorized the issuance of up to 200,000 shares under the ESPP and may terminate the ESPP at any time. On March 1 of each year, the shares available under the ESPP will be restored to 200,000, although the Company’s board of directors may elect to restore a lesser number of shares. The Company issued 2,993, 77,827 and 80,605 shares under the ESPP in 2005, 2004 and 2003, respectively.

On February 21, 2006, the Company’s Board of Directors, based on the recommendation of the Compensation Committee, terminated the ESPP. All money contributed to this plan in 2006 will be refunded to employees.

Warrants

During 2005, 2004 and 2003, the Company issued 9,000, 8,000 and 8,864 shares, respectively, of common stock upon exercise of warrants related to consulting services provided to the Company. Of these warrants, 720 remain outstanding at an exercise price of $7.91 at December 31, 2005. In February 2006, the warrant holder exercised all 720 warrants.

(9)                                 CAPITALIZED LEASE OBLIGATIONS

The Company had capitalized lease obligations for equipment due on various dates through 2008 of $3.0 million and $2.8 million as of December 31, 2005 and 2004, respectively. There is approximately $262,000 of imputed interest on these leases at December 31, 2005 and the interest rates range from 1.1% to 8.5% per annum. These lease obligations are collateralized by the related assets with a net book value of $3.6 million and $3.3 million as of December 31, 2005 and 2004, respectively.

Maturities of capital lease obligations as of December 31, 2005, are as follows (in thousands):

2006	$1,874
2007	1,068
2008	385
Total minimum lease payments	3,327
Less—Amount representing estimated executory costs (such as taxes, maintenance, and insurance)	(32)
Less—amount related to interest	(262)
Principal portion of future obligations	3,033
Less—current portion	(1,653)
$1,380

The following table summarizes the assets recorded in property, plant and equipment in Note 4 that are recorded as capital leases (in thousands):

	December 31,
	2005	2004
Carrying value, gross	$5,024	$5,018
Less accumulated depreciation	(1,456)	(1,711)
	$3,568	$3,307

(10)                          LINE OF CREDIT AND NOTES PAYABLE

As of December 31, 2005, the Company owed $2.0 million on a revolving line of credit arrangement and an additional amount of $665,000 was utilized to satisfy letter of credit obligations. Borrowing availability under the line of credit is not to exceed the lesser of $20 million or two times Adjusted EBITDA, as defined in the line of credit agreement. The interest rate on amounts borrowed under the line of credit is equal to the lower of the prime rate plus 1.5%, which was 8.5% at December 31, 2005, or LIBOR plus 3.75% per annum, which was 8.27% as of December 31, 2005. The line of credit matures on December 31, 2006, requires a $2.0 million minimum balance to be maintained and is collateralized by accounts receivable and certain other assets. As of December 31, 2005, $2.0 million was outstanding and an additional $17.3 million was available for additional borrowings.

The terms of the revolving line of credit, term loans and capital lease obligations require the Company to maintain compliance with certain financial covenants, including current asset ratios and total indebtedness ratios. As of December 31, 2005, the Company was in compliance with all operating and financial debt covenants.

The Company paid principal of $10.2 million in 2004 on notes payable, which included a pre-payment of $5.9 million for principal on two previous term notes payable to GE Capital. There were no pre-payment penalties incurred in 2004. However, the Company had previously been amortizing the origination fees of $100,000 over the life of the term loans. The remaining amortization was accelerated at the time of pre-payment.

(11)                          COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office and research facilities and certain equipment under operating lease agreements, which expire through December 2011. Some lease terms contain escalation clauses and the total amount of rent is expensed on a straight-line basis over the term of the lease. Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $4.0 million, $4.1 million and $4.3 million, respectively. Future minimum lease obligations under these agreements are as follows (in thousands):

2006	$3,926
2007	3,751
2008	3,712
2009	3,645
2010	3,914
Thereafter	5,267
$24,215

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

(12)                          INCOME TAXES

The Company has approximately $4.9 million of research and development tax credit carryforwards available to offset future federal taxable income or federal tax liabilities in the United States. These carryforwards expire at various dates through 2026. The Company also has approximately $664,000 and $1.2 million of net operating loss carryforwards available to offset future taxable income in Ireland and Switzerland, respectively. The Irish net operating losses have no expiration period while the Swiss net operating losses expire in 2011.

Deferred income tax assets and liabilities at December 31, 2005 and 2004, were as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Accrued liabilities and other	$720	$1,015
Amortization of goodwill and intangibles	89	562
Equipment impairment	502	686
Net operating loss carryforwards	—	5,303
Tax credit carryforwards	5,391	4,835
Deferred revenue	3,113	2,845
Deferred rent expense	697	651
Foreign net operating loss carryforwards	235	87
Total deferred tax assets	10,747	15,984
Deferred tax liabilities:
Depreciation differences	(2,431)	(3,546)
Capitalized software	(5,356)	(5,972)
Foreign deferred tax liabilities	(15)	(74)
Total deferred tax liabilities	(7,802)	(9,592)
Valuation allowance	(260)	(59)
Net deferred tax assets	$2,685	$6,333

A reconciliation of income tax expense computed by applying the federal income tax rate of 35% to income from continuing operations before income taxes as of December 31, 2005, 2004 and 2003, were as follows (in thousands):

	December 31,
	2005	2004	2003
Computed statutory tax expense	$7,233	$590	$5,481
Impairment of nondeductible goodwill	—	4,904	—
Tax effect of permanent differences and other	238	129	137
State tax, net of federal tax impact	746	559	522
Tax credit	(1,224)	(1,220)	(1,040)
Impact of foreign tax rate differential	367	291	—
Change in valuation allowance attributable to continuing operations	192	59	—
Income tax expense	$7,552	$5,312	$5,100

As of December 31, 2005, the Company established a valuation allowance on certain foreign net operating losses based on the Company’s estimate that it would not be more likely than not that it would realize the benefits of these assets in the future. The domestic and foreign components of book income (loss) from continuing operations before income taxes as of December 31, 2005, 2004 and 2003 were as follows (in thousands):

	December 31,
	2005	2004	2003
U.S.	$22,241	$17,033	$15,646
Foreign	(1,673)	(15,324)	—
Total	$20,568	$1,709	$15,646

The components of the provision for income taxes attributable to income from continuing operations as of December 31, 2005, 2004 and 2003, were as follows (in thousands):

	December 31,
	2005	2004	2003
Current:
U.S.	$3,407	$106	$105
State	509	—	—
Foreign	—	—	—
Total current	3,916	106	105

Deferred:
U.S.	3,166	4,745	4,473
State	476	559	522
Foreign	(6)	(98)	—
Total deferred	3,636	5,206	4,995
Income tax provision	$7,552	$5,312	$5,100

The Company does not currently intend to repatriate foreign earnings due to such earnings being permanently reinvested in the foreign subsidiaries. The Company receives a tax deduction for certain compensation in excess of that recognized for financial purposes. Such benefit arises from an increase in the market price of the stock under employee stock option agreements between the measurement date (as defined in APB 25) and the date at which the compensation deduction for income tax purposes is determinable. This benefit was recorded directly to additional paid-in capital in 2005, 2004 and 2003 was $1.3 million, $1.4 million and $1.9 million, respectively.

(13)                          REPORTABLE SEGMENTS

The Company manages its internal operating units by aggregating similar service offerings with organizational supervision and decision-making authorities.  Effective January 1, 2005, the Company realigned its internal operating units based on the economic characteristics of the operating units and their respective products, services and customers.  As a result, the Company has two reportable segments: wireline and wireless. Wireline provides 9-1-1 data management systems and services, IntelliCast® notification services and Commercial Database services to ILECs, CLECs, independent operating companies (“IOCs”), Voice over Internet Protocol (“VoIP”) carriers and the State of Texas. Wireless provides wireless E9-1-1 Phase I and Phase II and hosted Position Determination Entity (“PDE”) services to wireless carriers.

Direct costs in each business unit include all costs directly attributable to a business unit’s operations and revenue-earning activities. Indirect business unit costs consist of the costs of business unit support functions, including sales and marketing, general and administrative, and research and development. Corporate overhead includes these same costs allocated from corporate to the wireline and wireless business units based on the percentage of total Company revenue each unit generated in the reported period. Included in the costs allocated from Corporate are depreciation and amortization expenses for assets that cannot be specifically identified to a business unit or product. Income taxes are allocated to the business units based on the percentage of income from continuing operations before taxes that each unit generated for the period. The Company believes this methodology improves its financial reporting as each unit is fully burdened with an appropriate allocation of the Company’s operating expenses and income taxes if the segment was profitable in the period reported. Corresponding items for segments in 2004 and 2003 have been reclassified to conform to the Company’s new segments in 2005.

The Company does not segregate assets between segments as it is currently impractical to do so. On a geographical basis, the vast majority of the Company’s revenue are derived in the United States, and segments are determined based on aggregation of customers and associated products and services, not geographical regions. The Company operates its bmd subsidiary in Zug, Switzerland, but bmd’s revenue and operating income contributions are not material to the Company’s consolidated results of operations. The Company included the results of operations for bmd within the wireless business unit for the period February 20, 2004 (date of acquisition) through December 31, 2005.   In addition, the Company has formed several foreign subsidiaries to conduct certain international business development activities:  Intrado International Ltd., a wholly owned Irish corporation, Intrado International Singapore Pte. Ltd., a Singaporean corporation and wholly owned subsidiary of Intrado International Ltd., and Intrado (XieAn) Technology (China) Co. Ltd., a 49%-owned Sino-foreign joint venture company of Intrado International Ltd. The results of operations for these subsidiaries, which have had no revenue-generating activities to date, are included within the wireless business unit.

	WIRELINE			WIRELESS			TOTAL
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Data management	$55,055	$53,315	$56,530	$54,441	$48,568	$36,368	$109,496	$101,883	$92,898
Maintenance	20,170	16,721	14,823	314	405	—	20,484	17,126	14,823
Systems	10,952	8,062	9,696	1,219	1,004	—	12,171	9,066	9,696
Professional services	1,633	2,123	830	2,533	1,532	2,608	4,166	3,655	3,438
Total revenue	87,810	80,221	81,879	58,507	51,509	38,976	146,317	131,730	120,855
Direct costs	52,317	45,032	41,205	26,828	39,853	21,574	79,145	84,885	62,779
Indirect business unit costs	9,467	10,198	12,655	5,456	4,994	4,692	14,923	15,192	17,347
Corporate overhead	19,475	18,148	16,489	12,964	10,987	7,476	32,439	29,135	23,965
Total costs and expenses	81,259	73,378	70,349	45,248	55,834	33,742	126,507	129,212	104,091
Equity in loss from joint venture	—	—	—	(87)	—	—	(87)	—	—
Income (loss) from operations	6,551	6,843	11,530	13,172	(4,325)	5,234	19,723	2,518	16,764
Interest and other income	800	273	199	530	165	91	1,330	438	290
Interest and other expense	(293)	(773)	(965)	(192)	(474)	(443)	(485)	(1,247)	(1,408)
Income (loss) before income taxes	7,058	6,343	10,764	13,510	(4,634)	4,882	20,568	1,709	15,646
Income tax expense	2,592	3,701	3,591	4,960	1,611	1,509	7,552	5,312	5,100
Income (loss) from discontinued operations, net of tax	(83)	(399)	168	—	—	—	(83)	(399)	168
Net income (loss)	$4,383	$2,243	$7,341	$8,550	$(6,245)	$3,373	12,933	$(4,002)	$10,714

The following table depicts (a) the amount of capitalized software assets assigned to each reportable segment and (b) the amount of depreciation and amortization expenses recorded in each segment for the respective periods used in determining the segment’s operating results by the chief operating decision maker. Certain capitalized software and other fixed assets, and intangibles as well as the resulting depreciation and amortization expense, are not assigned to reporting segments as they represent assets not specifically identifiable to any given segment. Rather, these assets are recorded in various corporate support units and allocated to segments via a corporate overhead allocation that is based on weighted revenue of the given segment for the given period. These expenses are recorded in indirect costs for purposes of determining segment profitability.

	WIRELINE			WIRELESS			TOTAL
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Carrying value, continuing operations	$19,073	$16,287	$12,145	$6,535	$5,622	$4,172	$25,608	$21,909	$16,317
Accumulated amortization	9,094	4,273	3,655	4,287	3,106	1,323	13,381	7,379	4,978
Net carrying value, continuing operations	9,979	12,014	8,490	2,248	2,516	2,849	12,227	14,530	11,339

Carrying value, discontinued operations	—	—	395	—	—	—	—	—	395
Accumulated amortization, discontinued operations	—	—	197	—	—	—	—	—	197
Net carrying value, discontinued operations	—	—	198	—	—	—	—	—	198

Total net carrying value, less discontinued operations	$9,979	$12,014	$8,292	$2,248	$2,516	$2,849	$12,227	$14,530	$11,141

Total depreciation expense and software amortization expense included in direct costs, approximate	$9,070	$6,983	$6,207	$4,172	$4,800	$4,600	$13,242	$11,783	$10,807
Total depreciation expense and software amortization expense included in indirect costs, approximate	1,292	1,089	1,494	783	706	627	2,075	1,795	2,121
Total depreciation expense and software amortization expense included in discontinued operations, approximate	8	217	193	—	—	—	8	217	193
Total depreciation expense and software amortization expense	10,370	8,289	7,894	4,955	5,506	5,227	15,325	13,795	13,121
Intangibles amortization expense	694	1,004	1,614	561	688	734	1,255	1,692	2,348
Total depreciation and amortization expense	$11,064	$9,293	$9,508	$5,516	$6,194	$5,961	$16,580	$15,487	$15,469

(14)                          EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan under which eligible employees may defer up to 15% of their compensation subject to a maximum annual amount of $14,000 in 2005; employees over 50 years of age can contribute up to $18,000 in 2005. The Company may make matching contributions and discretionary contributions if approved by the board of directors. The Company matched 50% of employee contributions up to 6% of the employee’s salary to the extent these matching contributions did not exceed $2,000 in 2005, 2004 and 2003. Matching contributions vest 35%, 70% and 100% for one, two and three years of service, respectively. The total expense related to the employer match was approximately $867,000, $835,000 and $792,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Employee and employer contributions are not directly invested in Company stock.

(15)                          RELATED PARTY TRANSACTIONS

TechnoCom Corporation

During the year ended December 31, 2002, the Company purchased 294,118 shares of Series A Preferred Stock of TechnoCom Corporation (“TechnoCom”) for $500,000, representing 2.9% of the aggregate dilutive voting power of TechnoCom as of September 30, 2002. The Company did not exercise any control or influence over

TechnoCom and did not have board representation. As a result, the Company accounted for its investment on a cost rather than equity basis.  Under a contract that expired during the third quarter of 2005, TechnoCom provided development, implementation and performance-monitoring services to the wireless business unit in connection with the Company’s Position Determination Entity (“PDE”) product offering.  TechnoCom also provided subcontracted services to the Company’s ILEC customers.  For the years ended December 31, 2005, 2004 and 2003, TechnoCom provided total services to the Company of $745,000, $505,000, and $316,000, respectively.

On March 25, 2004, TechnoCom redeemed the preferred stock by issuing a $500,000 promissory note to the Company, which bears interest at 4% per year. The Company has been receiving quarterly principal and interest installment payments of $27,000 and will continue to receive such payments through March 2008.  The balance due on the note is $225,000 and is included in other current and long-term assets in the consolidated balance sheet as of December 31, 2005.

(16)                          MAJOR CUSTOMERS

Revenue from certain customers exceeded 10% of total revenue for the respective years as follows:

	2005	2004	2003
BellSouth	—	10%	11%
Cingular Wireless	10%	—	—
Qwest	—	—	11%
SBC	13%	16%	18%
Verizon	23%	20%	15%

Accounts receivables from the above 10% revenue customers above represented the following percentage of overall company receivables as of December 31 for the respective years:

	2005	2004	2003
BellSouth	—	5%	7%
Cingular Wireless	22%	—	—
Qwest	—	—	8%
SBC	8%	3%	19%
Verizon	8%	27%	7%

Contracts with certain of these customers have terms through 2012 and provide for fixed monthly fees based upon the number of subscriber records managed and upon the services selected by the customer.

(17)                          QUARTERLY INFORMATION (UNAUDITED)

The following summarizes selected unaudited quarterly financial information for each of the two years in the period ended December 31, 2005:

	Three months ended,
	March 31,		June 30,		September 30,		December 31,
	2005	2004	2005	2004	2005	2004	2005	2004
		(Amounts in thousands, except per share data)
Revenue	$37,564	$29,555	$34,505	$31,537	$35,396	$35,311	$38,852	$35,327
Direct costs	$20,809	$16,130	$19,209	$18,639	$18,481	$17,876	$20,646	$32,240
Income (loss) from continuing operations	$2,984	$1,593	$2,231	$573	$3,449	$4,065	$4,352	$(9,834)
Income (loss) from discontinued operations, net of tax	(82)	328	17	(402)	24	(69)	(42)	(256)
Net income (loss)	$2,902	$1,921	$2,248	$171	$3,473	$3,996	$4,310	$(10,090)
Net income (loss) per share:
Basic:
Continuing operations	$0.17	$0.10	$0.13	$0.03	$0.20	$0.23	$0.24	$(0.57)
Discontinued operations	0.00	0.02	0.00	(0.02)	0.00	0.00	0.00	(0.01)
Total	$0.17	$0.12	$0.13	$0.01	$0.20	$0.23	$0.24	$(0.58)

Diluted:
Continuing operations	$0.16	$0.09	$0.12	$0.03	$0.19	$0.22	$0.23	$(0.57)
Discontinued operations	0.00	0.02	0.00	(0.02)	0.00	0.00	0.00	(0.01)
Total	$0.16	$0.11	$0.12	$0.01	$0.19	$0.22	$0.23	$(0.58)
Shares used in computing net income (loss) per share:
Basic	17,529	16,631	17,676	17,069	17,754	17,361	17,910	17,404
Diluted	18,147	17,958	18,284	18,073	18,560	17,803	18,984	17,404

See Note 5 regarding the Company’s sale of its Palladium business in February 2005 and the related amounts that have been segregated from continuing operations and reported as discontinued operations.

During the quarter ended December 31, 2005, the Company corrected an error related to the accrual of “incurred but not reported” (“IBNR”) claims under the Company’s self-insured medical and dental program, which was established in 2002. Management had been recognizing the claims on an as-paid basis, rather than accruing an IBNR reserve for such claims. Thus, management established an IBNR reserve of approximately $574,000 as of December 31, 2005 and recognized expense, net of a bonus accrual impact and income taxes, of $235,000 during the fourth quarter of 2005. Management does not believe that this amount is material to any prior reported quarterly or annual financial statements, nor do they believe that the amount is material to the annual operating results for 2005.

During the quarter ended September 30, 2005, the Company corrected an error in revenue recognition under the Company’s first ILEC data management services contract, which was entered into in 1994 (the “1994 Contract”). As a result, the Company recognized an additional $595,000 of data management services revenue during the quarter (with no impact on quarterly cash flow). Since the inception of the 1994 Contract, the Company has consistently recognized revenue upon billing, one month in arrears. This method was originally adopted due to uncertainties about customer acceptance and receivable collectibility. The revenue recognition approach related to the 1994 Contract came to the Company’s attention in July 2005 when the Company entered into a new contract that superseded the 1994 Contract. Under the new contract, the Company has begun to recognize revenue in the month that the services are performed, consistent with the application of the Company’s revenue recognition policy to its other ILEC data management contracts. Thus, the Company recognized an additional $595,000 of base services revenue from the 1994 Contract during the three months ended September 30, 2005. The revenue stream from this contract has been stable from month to month over the term of the 1994 Contract. Management does not believe that this amount is material to any prior reported quarterly or annual financial statements prior to the quarter ended September 30, 2005, nor do they believe that the amount is material to the Company’s annual operating results for 2005.

During the quarter ended December 31, 2004, the Company recorded a $14.0 million goodwill impairment charge relating to bmd, and a credit to expenses of $720,000 related to certain forfeiture of accrued vacation, as well as a $282,000 credit to bad debt expenses related to recovery of previously reserved for receivables.

(18)                          SUBSEQUENT EVENTS

On January 29, 2006, the Company entered into an Agreement and Plan of Merger with West Corporation, a Delaware corporation headquartered in Omaha, Nebraska. Under the terms of the agreement, West Corporation agreed to acquire all of the Company’s outstanding common stock for a purchase price of $26.00 per share. If the Company’s stockholders approve the merger at a meeting expected to be held during the second quarter of 2006, the Company will become a wholly owned subsidiary of West Corporation.

On February 21, 2006, the Company’s Board of Directors, based on the recommendation of the Compensation Committee, terminated the ESPP. All money contributed to this plan in 2006 will be refunded to employees.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our Board of Directors, based on the recommendation of our Audit Committee, dismissed PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) as our independent registered accounting firm on June 16, 2005 and engaged Grant Thornton LLP as our new independent registered accounting firm on July 14, 2005. PricewaterhouseCooper’s reports on our consolidated financial statements for each of the years ended December 31, 2004 and December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2004 and 2003 and the interim period ending June 16, 2005, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to PricewaterhouseCoopers’ satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2004 and 2003 and the interim period ending June 16, 2005, neither we nor anyone acting on our behalf consulted Grant Thornton LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.                                            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

There have been no changes in our internal control over financial reporting for the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control

There were no other changes in our internal control over financial reporting for the year ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                                            OTHER INFORMATION

On February 21, 2006, our Board of Directors, based on the recommendation of the Compensation Committee, suspended/terminated the 1998 Employee Stock Purchase Plan. All money contributed to the Plan in 2006 will be returned to employees.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors, and their ages as of February 15, 2006, are as follows:

George Heinrichs

A co-founder of Intrado, Mr. Heinrichs has served as our President and a director since 1979 and as our Chairman and Chief Executive Officer since 1995. His current term as a director expires at the 2006 Annual Meeting of Stockholders. Mr. Heinrichs is 48 years old.

Michael D. Dingman, Jr.

Mr. Dingman has served as our Chief Financial Officer since September 2000. Mr. Dingman has also served as a director of Wheeling Pittsburgh Corp. since October 2003. From March 1999 to August 2000, he was Chief Financial Officer and Treasurer of RMI.NET. In July 2001, 11 months after Mr. Dingman resigned his position at RMI.NET, RMI.NET filed a voluntary petition for relief with the United States Bankruptcy Court for the District of Colorado. From January 1997 through February 1999, Mr. Dingman was the President of Qwon Investment Consultants, Inc. From March 1994 through December 1996, Mr. Dingman was President of Owen-Joseph Companies. Mr. Dingman is 52 years old.

Craig W. Donaldson

Mr. Donaldson has served as our General Counsel since August 1997 and has also served as our Senior Vice President and Corporate Secretary since January 2001. From 1988 to August 1997, Mr. Donaldson was in private law practice. Mr. Donaldson is 54 years old.

Lawrence P. Jennings

Mr. Jennings has served as our Chief Operating Officer since February 2002. Mr. Jennings joined Intrado in June 1999 as our Vice President of Sales and served as our Senior Vice President of Business Operations from December 1999 until February 2002. From 1995 through June 1999, Mr. Jennings served as Vice President of Operations and Vice President of Sales for Teletrac, Inc. Mr. Jennings is 51 years old.

Stephen M. Meer	A co-founder of Intrado, Mr. Meer has served as our Chief Technology Officer since 1979. Mr. Meer is 49 years old.

Stephen O. James

Mr. James has served as a director since October 1999. His current term as a director expires at the 2007 Annual Meeting of Stockholders. Mr. James has been an independent executive business consultant since 1993 and has served as the Managing Partner of Boulder Telecom Partners since October 1999, Boulder Telecom Partners II since March 2001, Boulder Telecom Partners III since January 2004, Boulder Telcom Partners IV since January 2005, Boulder Telecom Partners V since January 2005, and Boulder Bancshares since March 2003. He also serves as a director of two other companies: First Western Bank Holding Company and LeftHand Networks, Inc.  Mr. James has also served as a director of Stratagene Holding Corp. from January 1996 to August 2003. Mr. James is 61 years old.

David Kronfeld

Mr. Kronfeld has served as a director since March 1998, and previously served as a director from February 1992 to June 1996. His current term as a director expires at the 2008 Annual Meeting of Stockholders. Mr. Kronfeld has served as Manager of JK&B Capital LLC since he founded the company in October 1995. Since 1989, Mr. Kronfeld has been a general partner of Boston Capital Ventures Limited Partnership, Boston Capital Ventures II Limited Partnership, Boston Capital Ventures III L.P. and Boston Capital Ventures, all of which are venture capital funds. Mr. Kronfeld is 58 years old.

Eric D. Sipf	Mr. Sipf has served as director since June 2005 His current term as a director expires at the 2007 Annual Meeting of Stockholders, after Mr. Sipf was recommended to the

Corporate Governance Committee by a non-management director. He has been a business consultant and private investor since January 2001.  He also serves as a member of the Board of Directors of two other companies: Northstar Exchange Corporation and First Western Financial.  Mr. Sipf was the President and Chief Executive Officer of PacifiCare of Colorado and the Regional Vice President of PacifiCare Health Systems from February 1997 until his retirement in December 2000.  From July 1985 to February 1997, Mr. Sipf served as the President and Chief Executive Officer of three health care services organizations, including FHP of Colorado, TakeCare of Colorado, and Comprecare Inc.  Prior to 1985, Mr. Sipf was a certified public accountant and served as the Chief Financial Officer of several health management organizations.  Mr. Sipf is 57 years old.

Winston J. Wade

Mr. Wade has served as a director since October 1999. His current term as a director expires at the 2006 Annual Meeting of Stockholders. Mr. Wade was the Chief Executive Officer of MediaOne Malaysia from 1997 until his retirement in 1999 and the Managing Director of MediaOne India, BPL/US West from 1996 to 1997. From 1981 through 1995, Mr. Wade held several positions with US West, including Vice President–Network Operations, Vice President–Network Infrastructure, Vice President–Technical Services and President–Information Technologies Group. Mr. Wade currently serves as a director of EFJ Inc. and of AmeritasAcacia Life Insurance Company. Mr. Wade is 67 years old.

Darrell A. Williams

Mr. Williams has served as a director since January 2000, and previously served as a director from February 1998 to December 1999. His current term as a director expires at the 2006 Annual Meeting of Stockholders. Since January 2004, Mr. Williams has been the President and founder of DuSable Capital Inc., a corporate financial advisory services firm. From January 2000 to December 2003, Mr. Williams served as Chief Investment Officer of the Telecommunications Development Fund, a telecommunications investment fund. From 1992 to 1999, Mr. Williams was with Ameritech Development Corporation, last serving as Vice President, Venture Capital. Mr. Williams is 45 years old.

Art Zeile

Mr. Zeile became a director in January 2004. His current term as a director expires at the 2008 Annual Meeting of Stockholders. Mr. Zeile co-founded Inflow, Inc., a provider of information technology outsourcing, in September 1997 and served as its Chief Executive Officer until January 2005, when Inflow was acquired by Sungard. Since January 2005, Mr. Zeile has served as the Chief Executive Officer of 32points Inc. From 1994 to 1997, Mr. Zeile served as Vice President of Business Operations for LINK-VTC, a global provider of videoconferencing services. Mr. Zeile is 42 years old.

Code of Ethics

We have adopted a Code of Conduct and Business Ethics. The portion of the Code of Conduct and Business Ethics that deals with financial and accounting matters and that is specifically applicable to our principal executive officer, the principal financial officer and the principal accounting officer, which we refer to as the Sarbanes Oxley Financial Code of Ethics, was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003. The full Code of Conduct and Business Ethics, which is applicable to the Board and all of our employees, was filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004. Among other things, the Code of Conduct and Business Ethics establishes procedures for: (i) the receipt, retention, and treatment of complaints regarding accounting, internal accounting controls or auditing matters; and (ii) the confidential, anonymous submission by employees of “good faith” concerns regarding questionable accounting or auditing matters without fear of retaliation.

Investors may request a free copy of our Code of Conduct and Business Ethics by writing to our Director of Investor Relations, 1601 Dry Creek Drive, Longmont, Colorado 80503. If we amend or waive any provision of the

Code of Conduct and Business Ethics, we will describe the amendment or waiver in a Current Report on Form 8-K (which will be filed with the SEC).

ITEM 11.                                              EXECUTIVE COMPENSATION

The following table sets forth the compensation earned during each of last three calendar years by our “Named Executive Officers,” who consist of our Chief Executive Officer and four other executive officers who served in the capacity of an executive officer on December 31, 2005 and earned more than $100,000 in combined salary and bonus in 2005.

Summary Compensation Table

				Long-Term Compensation
				Awards
				Restricted	Securities
				Stock	Underlying	All Other
		Annual Compensation		Award	Options/	Compensa-
Name and Principal Position	Year	Salary	Bonus (1)	(SRAs) (2)	SRAs(3)	tion (4)

George Heinrichs	2005	$450,000	$584,131	$1,509,469	107,512	$2,000
Chairman of the Board, President,	2004	450,000	185,336	—	75,000	4,865	(5)
and Chief Executive Officer	2003	412,694	151,018	—	75,000	2,000

Stephen M. Meer	2005	325,000	208,827	880,519	62,715	28,780	(6)
Vice President and Chief	2004	325,000	98,537	—	57,000	2,898	(7)
Technology Officer	2003	312,416	114,323	—	50,000	2,000

Michael D. Dingman, Jr.	2005	305,000	340,743	880,519	62,715	2,000
Chief Financial Officer	2004	305,000	118,349	—	57,000	2,000
	2003	273,075	99,927	—	50,000	2,000

Lawrence P. Jennings	2005	315,000	369,950	880,519	62,715	30,243	(8)
Chief Operating Officer	2004	315,000	102,296	—	57,000	2,000
	2003	303,649	111,115	—	50,000	2,000

Craig W. Donaldson	2005	215,000	138,147	586,998	41,809	25,599	(9)
Senior Vice President, General	2004	215,000	65,568	—	47,000	2,000
Counsel and Corporate Secretary	2003	208,000	41,884	—	35,000	2,000

(1)     A portion of the bonuses included in each year were earned in that year, but not paid until the following year.

(2)     Represents the maximum value of Share Right Awards (SRAs) granted to executive officers during 2005 – equal to the product of $14.04 (the closing price of Intrado’s common stock on June 23, 2005, the date of grant) and the maximum number of shares issuable upon vesting of such share right awards. SRAs vest (i) upon the achievement of certain performance goals (revenue, operating margin and return on invested capital) during the 12-month period ending June 30, 2008; or (ii) upon a change in control.

(3)     Options (granted in 2003 and 2004) and SRAs (granted in 2005) were granted under the 1998 Stock Incentive Plan.

(4)     Includes $2,000 of matching contributions under our 401(k) Plan ($2,000 per executive).

(5)     Includes the payment of travel expenses associated with a routine medical examination and gift commemorating Intrado’s 25th anniversary.

(6)     Includes $26,780 of travel expenses for executive and executive’s spouse on company sponsored sales trip.

(7)     Includes gift commemorating Intrado’s 25th anniversary.

(8)     Includes $28,243 of travel expenses for executive and executive’s spouse on company sponsored sales trip.

(9)     Includes $23,599 of travel expenses for executive and executive’s spouse on company sponsored sales trip.

Option Exercises and Holdings

The following table sets forth information regarding exercises of stock options during the year ended December 31, 2005 and exercisable and unexercisable options held as of December 31, 2005 by each of the Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year And Fiscal Year-End Option Values

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
George Heinrichs	—	—	130,139	89,700	$1,630,330	$908,934
Lawrence P. Jennings	—	—	248,570	64,780	3,672,322	641,096
Stephen M. Meer	—	—	100,100	66,300	1,282,538	666,952
Michael D. Dingman, Jr.	50,000	$310,727	144,420	63,580	1,991,501	625,172
Craig W. Donaldson	—	—	80,566	52,315	897,792	516,328

The value realized by each option exercised equals the total market price of the shares purchased, based on the last sale price of the common stock on the NASDAQ National Market on the exercise date, minus the total exercise price paid for those shares. The value of each unexercised option is based on the excess, if any, of $23.02 per share, the last sale price of the common stock on the NASDAQ National Market on December 31, 2005, over the per share exercise price of each outstanding option.

Long-Term Incentive Plans – Awards in Last Fiscal Year

		Performance Period Until	Estimated Future Payouts under Non-Stock Price-Based Plans (1)
Name	Number of Units	Maturation or Payout	Threshold 90%	Target 100%	Maximum 110%
George Heinrichs	107,512	06/23/2008	87,964	97,739	107,512
Lawrence P. Jennings	62,715	06/23/2008	51,312	57,013	62,715
Stephen M. Meer	62,175	06/23/2008	51,312	57,013	62,715
Michael D. Dingman, Jr.	62,715	06/23/2008	51,312	57,013	62,715
Craig W. Donaldson	41,809	06/23/2008	34,207	38,009	41,809

(1)  Share right awards vest (i) upon the achievement of three performance goals (revenue, operating margin and return on invested capital) during the 12-month period ending June 30, 2008; or (ii) upon a change in control.  For each performance goal, there are three levels of achievement (less than 90%, 90%, 100%, and 110%).  Upon a change in control, share right awards vest at the 100% performance level.  For more information regarding share right awards, refer to the disclosure in our Current Report on Form 8-K/A, as filed with the SEC on July 1, 2005.

2005 Non-Employee Director Compensation Plan

Under the 2005 Intrado Board of Directors Compensation Plan, each non-employee director received a quarterly service fee of $6,500. The lead director (the non-employee director who presides over executive sessions of the Board of Directors) received an additional quarterly fee of $1,250. Each member of the Audit Committee received a quarterly fee of $2,000 and the chair of the Audit Committee receives an additional quarterly fee of $2,500. Each member of the Compensation Committee received a quarterly fee of $1,000 and the chair of the Compensation Committee received an additional quarterly fee of $2,000. Each member of the Corporate Governance Committee received a quarterly fee of $1,000 and the chair of the Corporate Governance Committee received an additional quarterly fee of $2,000. Quarterly service and committee meeting fees are payable in cash or stock at the director’s discretion. During 2005, each member of the Board elected to have his quarterly fees paid in Intrado stock. In addition, Intrado reimbursed directors for all reasonable and necessary travel and other incidental expenses incurred in connection with their attendance at meetings of the Board and Committees of the Board and other company-related functions. Board members (other than members of the Audit Committee) may be paid additional amounts for consulting services that extend beyond their normal Board duties, although no such payments were made in 2005. Furthermore, members of the Audit Committee are prohibited from accepting any consulting, advisory, or other compensatory fee from Intrado other than those fees paid in their capacities as members of the Board of Directors or a Board committee.

Compensation Committee Report on Executive Compensation

The Compensation Committee of Intrado’s Board of Directors consists exclusively of non-employee, independent directors, and is responsible for establishing and administering the annual compensation and compensation procedures for Intrado’s executive officers, which includes the five executive officers named in this proxy statement. The Compensation Committee also administers Intrado’s 1998 Stock Incentive Plan. It is the responsibility of the Compensation Committee to determine whether in its judgment the executive compensation policies are reasonable and appropriate, meet their stated objectives and effectively serve the best interests of Intrado and its stockholders.

Compensation Philosophy, Objectives and Policy. The fundamental philosophy of the Compensation Committee is to provide executive officers and key employees with performance-based, competitive compensation opportunities that relate to their overall contribution to Intrado’s development and financial success. Committee objectives are:

•                  rewards should be closely linked to company-wide and individual performance;

•                  the interests of Intrado’s employees should be aligned with those of its stockholders through potential stock ownership; and

•                  compensation and benefits should encourage teamwork and be set at competitive levels that enable Intrado to attract, retain and improve the loyalty of high quality employees.

Accordingly, current policy has the compensation package for each executive officer comprised of three elements:

•                  base salary, which principally reflects an executive officer’s individual performance;

•                  bonus, which principally reflects company-wide or business unit performance toward Intrado’s annual goals; and

•                  long-term stock-based incentive compensation, which strengthens the mutuality of interests between executive officers and stockholders.

The Committee exercises judgment and discretion in setting both short-term and long-term compensation incentives for executive officers. It also reviews the annual compensation elements of the other key employees to be certain they reflect the Committee’s philosophy, objectives and policy with respect to compensation.

Committee Procedures. The Compensation Committee periodically reviews executive compensation of companies deemed comparable by industry, size and other factors. During the fourth quarter of each fiscal year, the Committee holds several meetings to review the compensation practices of comparable companies, and consider numerous other factors, including Intrado’s financial performance, the individual contribution of each executive officer and general economic factors, all of which are factors used to determine the compensation for Intrado’s Chief Executive Officer. In addition, the Committee considers the factors discussed above, along with the annual compensation recommendations submitted by Intrado’s Chief Executive Officer, to set the compensation for Intrado’s other executive officers. The Committee also reviews comparable information for Intrado’s other key employees, whose annual compensation is determined by the Chief Executive Officer after consultation with the Committee. Committee consensus of the three elements of the executive officer compensation packages may be reached at different Committee meetings. The Compensation Committee approved the 2005 executive officer compensation packages in June 2005.

Base Salary. The base salary for each executive officer is determined on the basis of experience, personal performance, the salary levels in effect for comparable positions within and without the industry, and internal base salary comparability considerations. The weight given to each of these factors differs from individual to individual, as the Compensation Committee deems appropriate.

Bonus Compensation. The Compensation Committee establishes potential bonus amounts for executive officers and reviews those for other key employees based on the bonus levels for comparable positions and the achievement of specific quarterly performance targets that are set early in each year. In 2005, the Compensation Committee set performance targets based on the following business criteria:

•                  revenue;

•                  operating income; and

•                  free cash flow (cash from operations less cash used in acquisition of property and equipment and less capitalized software development costs).

The weight given to each of these factors differs from individual to individual, as the Compensation Committee deems appropriate. The Compensation Committee may, from time to time, exercise discretion to award additional cash bonuses or to reduce cash bonuses when it determines that such adjustments are in Intrado’s best interest or that such adjustments up or down are equitable based on unforeseen factors during the year.

Long-Term Incentive Compensation. Long-term incentives have historically been provided primarily through grants of stock options under Intrado’s 1998 Stock Incentive Plan. In 2005, the Committee established the Long-Term Incentive Program (“LTIP”) in accordance with the terms and conditions of Article Four of Intrado’s 1998 Stock Incentive Plan, which authorizes the Compensation Committee to grant share right awards (“SRAs”).  The SRAs entitle the LTIP participants, consisting of Intrado’s executive officers, other key employees and non-employee directors, to receive a specified number of shares of Intrado common stock upon the attainment of one or more performance goals established by the Compensation Committee or upon a change in control.  Upon the attainment of such performance goals, Intrado will issue fully-vested shares of its common stock in satisfaction of those SRAs. The SRA grants are designed to align the interests of each executive officer with those of the stockholders and to provide each individual with a significant incentive to manage Intrado from the perspective of an owner with an equity stake.

Vesting/Performance Goals for SRAs.  The actual number of shares of Intrado common stock that will be issued will depend on Intrado’s financial performance over the 12 month period ending June 30, 2008 (the “Measurement Period”). Under the LTIP, the Compensation Committee established the following three performance measures:

•                  revenue;

•                  operating margin (defined as the sum of income from operations and compensation expense attributable to the issuance of common stock upon vesting of the SRAs, divided by revenue); and

•                  rate of return on invested capital (defined as the sum of net income and compensation expense attributable to the issuance of common stock upon vesting of the SRAs, divided by the sum of long-term debt and stockholders’ equity at the end of the Measurement Period).

The financial thresholds for each performance measure (i.e., the exact amount of each performance goal) are as follows:

	Performance Goals for the 12 Month Period Ending June 30, 2008
Performance Measures	90% Minimum Threshold	100% Threshold	110% Maximum Threshold

Revenue	$182,700,000	$203,000,000	$223,300,000

Operating Margin (1)	16.2%	18.0%	19.8%

Return on Invested Capital (2)	12.6%	14.0%	15.4%

These performance goals do not represent projections of anticipated financial results, but are merely goals. The performance goals are weighted as follows:  34% revenue, 33% operating margin, and 33% rate of return on invested capital.

For each performance criteria, there are four levels of achievement:

•                  110% of the performance goal (the maximum threshold);

•                  100% of the performance goal (applicable only if there is a “change in control”);

•                  90% of the performance goal (the minimum threshold); and

•                  Less than 90% of the performance goal.

For each performance measure, the SRAs will not vest unless Intrado attains at least 90% of the performance goal (the “90% Minimum Threshold”) on at least two of the three performance measures (the “Minimum Vesting Requirement”). If Intrado does not achieve the Minimum Vesting Requirement, then all SRAs shall be forfeited and cancelled. If Intrado attains the 90% Minimum Threshold for two of the three performance measures, then two categories of SRAs will vest and the remaining one category of SRAs will be forfeited and cancelled. If Intrado achieves the 90% Minimum Threshold for each of the three performance measures, then all three categories of SRAs will vest.

Assuming that Intrado achieves the Minimum Vesting Threshold (attains at least 90% of the performance goal (the “90% Minimum Threshold”) on at least two of the three performance measures, the actual number of shares of Intrado common stock that will be issued upon vesting of SRAs will depend on Intrado’s level of performance over the Measurement Period (i.e., 110%, 100%, 90%, and less than 90% of the performance goal). If Intrado’s level of performance falls between 90% and 110% of the performance goal for a particular performance measure, the actual number of shares of Intrado common stock to be issued will be determined by interpolation and rounded down to the nearest whole number. In the event of a “Change in Control” (as defined below under the caption “Definitions”) at any time before the end of the Measurement Period, the SRAs will immediately vest as if Intrado had achieved 100% of the performance goal in each of the three performance measures, regardless of Intrado’s actual performance prior to the Change of Control.

Each SRA grant generally provides a return to the executive officer only if the executive officer remains employed by Intrado during the vesting period, and then only if the performance goals are achieved. The number of shares subject to each SRA grant is set at a level intended to create a meaningful opportunity for stock ownership based on the executive officer’s current position and potential contribution to Intrado’s objectives, the base salary associated with that position and the executive officer’s personal performance in recent periods. The Compensation Committee does not adhere to any specific guidelines as to the relative equity or option holdings of executive officers.

Benefits and Compensation upon a Change in Control. In the event of a “change in control” of Intrado, the Compensation Committee provided that each SRA would automatically vest at the 100% performance level. In the event of a “Change in Control” at any time before the end of the Measurement Period, the SRAs will immediately vest as if Intrado had achieved 100% of its performance goal in each of the three performance measures, regardless of Intrado’s actual performance prior to the Change of Control.

Moreover, with regard to past stock options grants, the Compensation Committee has authority to provide for the automatic acceleration of vesting of one or more outstanding options issued under the 1998 Stock Incentive Plan so that each accelerated option becomes exercisable or non-forfeitable in full. In addition, the Compensation Committee has authority to condition the automatic acceleration of vesting upon the involuntary termination of an employee’s service within a designated period (not to exceed 18 months) following a “change in control.”  “Involuntary termination” includes involuntary dismissal for reasons other than misconduct or voluntary resignation following: (1) a change in employees position with Intrado which materially reduces employees duties and responsibilities or the level of management to which the employee reports, (2) a reduction in employees level of compensation (including base salary, fringe benefits and target bonus under any corporate-performance based bonus or incentive programs) by more than 15%; or (3) a relocation of the individual’s place of employment by more than 50 miles, provided and only if such change, reduction or relocation is effected by Intrado without the individual’s consent.

Furthermore, Intrado has entered Non-Competition Agreements with each of the Named Executive Officers. Under these agreements, the Named Executive Officers are entitled to severance pay following a “change in control” if: (1) Intrado or the surviving company terminates the executive officer’s employment without cause or the executive officer terminates employment with us for any reason within twelve months after a change in control or (2) the executive officer’s employment terminates for any reason later than 12 months after a change in control and Intrado or the surviving company invokes the agreement’s non-competition covenants.

Pursuant to the non-competition agreements:

•                   each of George Heinrichs and Stephen M. Meer is required to abide by non-competition provisions for a period of three years in exchange for payments in an amount equal to three times the highest annual salary and bonus earned by him in the three-year period preceding termination;

•                    each of Michael D. Dingman, Jr. and Lawrence P. Jennings is required to abide by non-competition provisions for a period of two years in exchange for payments in an amount equal to two times the highest annual salary and bonus earned by him in the three-year period preceding termination; and

•                   Craig W. Donaldson is required to abide by non-competition provisions for a period of one year in exchange for payments in an amount equal to the highest annual salary and bonus earned by the executive officer in the three-year period preceding termination.

If the non-competition agreement obligations are triggered for any such executive officer after a merger or a change in control, Intrado will make required non-competition payments a non-qualified deferred compensation plan, under which monthly installments will accumulate and be paid six months after the executive officer’s termination of employment and then continue ratably over the executive officer’s non-competition period. In addition, we will provide the executive officer with life insurance for a period of one year from the effective date of the non-competition agreements and with and health care benefits for the non-competition compliance period (which varies from one year to three years, depending on the executive).

In addition, in January 2006, we entered into consulting agreements with Stephen M. Meer and Lawrence P. Jennings. Each of these executive officers is required to provide consulting services, effective as of the first day following termination of the executive’s employment, relating to our business operations. In exchange for consulting services, Mr. Meer will be entitled to a fee of $8,160 per month and Mr. Jennings will be entitled to a fee of $9,200 per month. Mr. Meer will be required to provide consulting services for up to 20 hours per month for a base term of 36 months and Mr. Jennings will be required to provide consulting services for up to 20 hours per month for a base term of 12 months. In each case, unless one of the parties notifies the other to the contrary, the term will extend automatically for an additional 12 months.

Chief Executive Officer Compensation. Mr. Heinrichs’ compensation in 2005, including base salary, bonus award and SRA grant, was determined within the framework established for all executive officers and was intended to provide a level of stability and certainty to Intrado and its security holders. In 2005, Mr. Heinrichs’ base salary was $450,000, the same as his 2004 base salary. In determining Mr. Heinrichs’ 2005 compensation, the Compensation Committee subjectively took into account Intrado’s performance in 2004, as well as Intrado’s progress in establishing itself in its industry leading position. Mr. Heinrichs also received a 2005 bonus award in the amount of $584,131, an increase of 215% from his 2004 bonus award of $185,336, which was determined in accordance with the achievement of the quarterly performance targets (see “Bonus Compensation” above), which were set during 2005. The increase in Mr. Heinrich’s bonus from 2004 resulted from  increase in Intrado’s performance in 2005 as compared to 2004.

During fiscal year 2005, the Compensation Committee granted Mr. Heinrichs 107,512 SRAs. Subject to its terms, the SRAs vest upon the achievement of the long-term performance goals and measures described above or upon a change in control.

In 2005, a contribution of $2,000 was made to Mr. Heinrich’s account under Intrado’s 401(k) Plan.

Review of All Components of CEO Compensation. The Compensation Committee reviewed all components of Intrado’s Chief Executive Officer and four other most highly compensated executive officers’ compensation, including salary, bonus, equity incentive compensation, accumulated realized and unrealized stock option gains, the dollar value to the executive and cost to Intrado of perquisites and other personal benefits, if any, the accelerated vesting benefits and the payout obligations under the “change of control” automatic vesting provisions and the Non-Competition Agreement, respectively.

The Compensation Committee’s Conclusion. Based on this review, the Committee finds Mr. Heinrichs’ total compensation (and, in the case of the severance and change-in-control scenarios, the potential payments and other benefits) in the aggregate to be reasonable and not excessive and consistent with the Committee’s objectives and policies. It should be noted that when the Committee considers any component of Mr. Heinrich’s total compensation, the aggregate amounts and mix of all the components, including accumulated (realized and unrealized) option gains are taken into consideration in the Committee’s decisions. In addition, as noted above, it is the Committee’s policy to make most compensation decisions in a several-step process and to approve Mr. Heinrich’s compensation package as a whole.

Internal Pay Equity. In the process of reviewing each component separately, and in the aggregate, the Compensation Committee receives from Intrado a report showing “internal pay equity” within Intrado. This report shows the relationship between management levels of compensation within Intrado (e.g., between the CEO and the CFO and other Named Executive Officers, and between the CEO and other Named Executive Officers).

Compliance with Internal Revenue Code Section 162(m). Under Section 162(m) of the Internal Revenue Code, Intrado may not deduct, for federal income tax purposes, compensation paid to the chief executive officer and four other most highly paid executive officers to the extent that compensation exceeds $1,000,000 per officer in any year. This limitation applies to all compensation paid to the covered executive officers that is not considered to have been performance based. Intrado’s 1998 Stock Incentive Plan contains provisions intended to ensure that any compensation deemed paid in connection with the exercise of stock options granted under the plan with an exercise price equal to the market price of the common stock on the grant date will qualify as performance-based compensation, but any compensation deemed paid in connection with the vesting of SRAs will not qualify as performance-based compensation. However, the Compensation Committee recognizes the need to retain flexibility to make compensation decisions that may not meet Section 162(m) standards when necessary to enable Intrado to meet its overall objectives, even if Intrado may not deduct all of the compensation paid. Accordingly, the Compensation Committee reserves the authority to approve non-deductible compensation in appropriate circumstances.

Members of the Compensation Committee

Winston J. Wade, Chairman

Stephen O. James

Darrell A. Williams

Stock Performance Graph

The graph depicted below compares the performance of Intrado common stock with the performance of the NASDAQ Stock Market-US and the NASDAQ Computer and Data Processing Services indices over the period beginning on December 31, 2000 and ending on December 31, 2005. The graph assumes that $100 was invested on December 31, 2000 in our common stock and in each comparison index (the NASDAQ Stock Market-US Index and the NASDAQ Computer and Data Services Index), and that all dividends were reinvested. We have not declared any dividends on our common stock.

Comparison of Cumulative Total Return

Based on investment of $100 on December 31, 2000

	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05
Intrado (NASDAQ: TRDO)	$100	$631	$231	$516	$285	$542
NASDAQ US	$100	$79	$55	$82	$89	$91
NASDAQ Computer and Data Processing Services Stocks	$100	$81	$56	$73	$80	$83

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership.

The table below sets forth information concerning beneficial ownership of our common stock by:

•      each of our directors;

•      our chief executive officer and our other four most highly compensated executive officers; and

•      all of our directors and executive officers as a group.

Unless otherwise indicated in the footnotes to the table, all information set forth in the table is as of February 15, 2006. We are not aware of any stockholder that owns more than each stockholder we know to own beneficially more than 5% of the outstanding shares of our common stock as of February 15, 2006. The number of shares beneficially owned by each stockholder we identify below is determined under rules promulgated by the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days after February 15, 2006 through the exercise or conversion of any stock option or other right. The inclusion of those shares in the following table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge based upon information provided by the stockholders named in the table, each stockholder has sole investment and voting power, or shares voting and/or investment power with his or her spouse, with respect to all shares listed below as owned by that stockholder. The address of our officers and directors is in care of Intrado Inc., 1601 Dry Creek Drive, Longmont, Colorado  80503.

Name and Address of Beneficial Owner	Outstanding Shares	Shares Acquirable Within 60 Days	Total Beneficial Ownership	Percent of Common Stock Outstanding
George Heinrichs	445,590	147,039	589,529	3.2%
Stephen M. Meer	179,543	112,280	288,883	1.6%
Lawrence P. Jennings	8,853	260,470	267,203	1.5%
Michael D. Dingman, Jr.	7,000	155,920	160,900	*
Craig W. Donaldson	18,815	89,366	106,686	*
Stephen O. James	15,910	68,300	83,810	*
David Kronfeld	32,669	81,500	113,769	*
Eric D. Sipf	820	—	820	*
Winston J. Wade	25,124	81,500	106,224	*
Darrell A. Williams	28,458	64,500	92,558	*
Art Zeile	4,692	13,200	17,892	*
All directors and executive officers as a group (12 persons)	784,312	1,160,647	1,931,244	10.1%

*Represents less than 1% of outstanding shares of common stock.

Equity Compensation Plans.

As shown in the table below, as of February 15, 2006, we reserved 2,661,786 shares of common stock for future issuance upon exercise of outstanding options under equity compensation plans and warrants.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Issuance Under Equity Compensation Plans, Excluding Securities Available in First Column
Equity compensation plans approved by stockholders			900,233
Stock Options	2,566,015	$11.21
Share Right Awards	682,047
Restricted Stock Units	3,000	$7.91

Total	3,251,062	$11.32	900,233

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2002, we purchased 294,118 shares of TechnoCom Corporation’s Series A Preferred Stock for $500,000, representing 2.9% of the aggregate dilutive voting power of TechnoCom as of September 30, 2002. We did not exercise any control or influence over TechnoCom and did not have board representation. As a result, we accounted for our investment on a cost rather than equity basis.  Under a contract that expired during the third quarter of 2005, TechnoCom provided development, implementation and performance-monitoring services to the wireless business unit in connection with our Position Determination Entity product offering.  TechnoCom also provided subcontracted services our ILEC customers.  For the years ended December 31, 2005 and 2004, TechnoCom provided total services to us of $745,000 and $505,000, respectively

On March 25, 2004, TechnoCom redeemed our preferred stock investment by issuing a $500,000 promissory note, which bears interest at 4% per year. We have been receiving quarterly principal and interest installment payments of $27,000 and will continue to receive such payments through March 2008.  The balance due on the note is $225,000 as of December 31, 2005.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

As disclosed under Item 9. above, the Audit Committee of our Board of Directors dismissed PricewaterhouseCoopers LLP as our independent registered accounting firm on June 16, 2005 and engaged Grant Thornton LLP as our new independent registered accounting firm on July 14, 2005. The following table sets forth the fees we paid to Grant Thornton LLP and PricewaterhouseCoopers LLP for professional services provided in connection with the review and audit of financial statements during the last two years. All fees paid to Grant Thornton LLP and PricewaterhouseCoopers LLP were pre-approved by the Audit Committee, which concluded that the provision of such services was compatible with the maintenance of each firm’s independence in the conduct of such firm’s auditing functions.

Type of Fee	2005	2004
Audit Fees (1)	$552,000	$1,163,000
Audit-Related Fees (2)	3,000	3,000
Tax Fees (3)	—	12,000
All Other Fees (4)	16,000	15,000

Total fees	$571,000	$1,193,000

(1)   Audit fees relate to professional services rendered in connection with the: (i) audit of our annual financial statements included in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation, such as: (ii) quarterly review of financial statements included in our quarterly reports on Form 10-Q; (iii) comfort letters, consents and other audit services related to SEC and other regulatory filings; (iv) accounting consultation attendant to the audit; and (v) the audit of internal controls and management’s report on the effectiveness of internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

(2)   Audit-related fees include professional services related to the: (i) consultation on accounting standards or transactions; and (ii) audits of employee benefit plans.

(3)   Tax fees include professional services rendered in connection with tax compliance, tax advice, tax consulting and tax planning. We do not engage Grant Thornton LLP or PricewaterhouseCoopers LLP to perform personal tax services for our executive officers.

(4)   All other fees include fees for due diligence procedures associated with mergers and acquisitions, and review of proposed incentive programs and employment agreements.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           (1)  Financial Statements

The financial statements filed as part of this report are listed above in the Index to Consolidated Financial Statements under the caption “Item 8. Financial Statements and Supplementary Data.”

(2)  Financial Statement Schedules

All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the Financial Statements or Notes thereto.

(3)  Exhibits

Exhibit Number	Description
2.01(1)	Agreement and Plan of Merger, dated as of January 29, 2006, by and among Intrado Inc., West Corporation and West International Corp.
3.01(2)	Restated Certificate of Incorporation.
3.02(3)	Amended and Restated Bylaws.
4.01(4)	Specimen Certificate for SCC Communications Corp. Common Stock.
4.02(5)	Specimen Certificate for Intrado Inc. Common Stock.
4.03(4)	Reference is made to Exhibits 3.01 and 3.02.
4.04(6)	Certificate of Designation for Series A Preferred Stock.
10.01(4)	1990 Stock Option Plan.
10.02(4)	1998 Stock Incentive Plan.
10.03(4)	Form of Directors’ and Officers’ Indemnification Agreement.
10.04(7)	Genesis Select Corporation and SCC Communications Corp. Common Stock Purchase Warrant Agreement, dated April 19, 2000.
10.05(8)	General Electric Capital Corporation Loan and Security Agreement, dated as of July 31, 2001.
10.06(3)	First Amendment to General Electric Loan and Security Agreement, dated July 1, 2002.
10.07(2)	Second Amendment to General Electric Loan and Security Agreement, dated September 26, 2002.
10.08(6)	Third Amendment to General Electric Loan and Security Agreement, dated May 16, 2003.
10.09(9)	Fourth Amendment to General Electric Loan and Security Agreement, dated November 5, 2003.
10.10(9)	Fifth Amendment to General Electric Loan and Security Agreement, dated February 19, 2004.
10.11(10)	Sixth Amendment to General Electric Loan and Security Agreement, dated March 14, 2005.
10.12(9)	Share Purchase Agreement (bmd wireless AG), dated February 3, 2004.
10.13(12)	Registration Rights Agreement (bmd wireless AG), dated February 20, 2004.
10.14(10)	2004 Pay for Results Plan.
10.15(13)	Long-Term Incentive Program.
10.16(13)	Form of 2005 Share Right Award Agreement.
10.17(13)	2005 Tier One Variable Compensation Plan.
10.18(13)	2005 Non-Employee Director Compensation Plan.
10.19(13)	1998 Employee Stock Purchase Plan, as amended.
10.20(14)	Nonqualified Deferred Compensation Plan, as amended.
10.21(14)	Form of Non-Competition Agreement, as amended.
10.22(1)	Consulting Agreement, dated as of January 29, 2006, by and between Intrado Inc. and Stephen M. Meer.
10.23(1)	Consulting Agreement, dated as of January 29, 2006, by and between Intrado Inc. and Lawrence P. Jennings.
14.01(9)	Code of Ethics.
16.01(15)	Letter from PricewaterhouseCoopers LLP regarding change in certifying accountant.
21.01(11)	List of Subsidiaries.
23.01(11)	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
23.02(11)	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.01(11)

Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02(11)

Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01(11)	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02(11)	Certification of Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01(11)	Audit Committee Charter.

(1)       Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the SEC on January 30, 2006.

(2)       Incorporated by reference to the Registrant’s Form 10-Q for the Quarter ended September 30, 2002.

(3)       Incorporated by reference to the Registrant’s Form 10-Q for the Quarter ended June 30, 2002.

(4)       Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-49767), as amended.

(5)       Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the SEC on June 4, 2001.

(6)       Incorporated by reference to the Registrant’s Form 10-Q for the Quarter ended June 30, 2003.

(7)       Incorporated by reference to the Registrant’s Form 10-Q for the Quarter ended June 30, 2000.

(8)       Incorporated by reference to the Registrant’s Form 10-Q for the Quarter ended September 30, 2001.

(9)       Incorporated by reference to the Registrant’s Form 10-K for the Fiscal Year ended December 31, 2003.

(10)     Incorporated by reference to the Registrant’s Form 10-K for the Fiscal Year ended December 31, 2004.

(11)     Filed herewith.

(12)     Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-114141), as amended.

(13)     Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the SEC on June 27, 2005.

(14)     Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the SEC on January 6, 2006.

(15)     Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the SEC on June 28, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 7, 2006.

INTRADO INC.
a Delaware Corporation

By:	/s/ Michael D. Dingman, Jr.
Name:	Michael D. Dingman, Jr.
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 7, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ George Heinrichs	President, Chief Executive Officer and Chairman of the Board
George Heinrichs	(Principal Executive Officer)

/s/ Michael D. Dingman, Jr.	Chief Financial Officer
Michael D. Dingman, Jr.	(Principal Financial and Accounting Officer)

/s/ Stephen O. James	Director
Stephen O. James

/s/ David Kronfeld	Director
David Kronfeld

/s/ Eric D. Sipf	Director
Eric D. Sipf

/s/ Winston J. Wade	Director
Winston J. Wade

/s/ Darrell A. Williams	Director
Darrell A. Williams

/s/ Art Zeile	Director
Art Zeile

EXHIBIT INDEX (1)

Exhibit Number	Description

21.01	List of Subsidiaries.
23.01	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.
23.02	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.01	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.02	Certification of Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.01	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer and Treasurer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Audit Committee Charter.

(1)           This Exhibit Index only includes exhibits filed with this Annual Report on Form 10-K and excludes exhibits incorporated by reference. For a list of exhibits incorporated by reference, refer to “Item 15. Exhibits” above.